Form 10QSB
period 1995-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 1995-09-07
CIK 771252

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                           Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1995

Commission File No. 2-98314-W

                    MEDICAL ADVISORY SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

    Delaware                                     52-1233960
(State of other Jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

8050 Southern Maryland Boulevard, Owings, Maryland     20736
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:
(301) 855-8070

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  (X)                        No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     3,882,873 shares of Common Stock ($0.005 par value per share) outstanding at July 31, 1995

                               INDEX


                    MEDICAL ADVISORY SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION

              Item 1.  Financial Statements (Unaudited)

             Balance Sheet - July 31, 1995 and October 31, 1994

Statement of Operations - Nine months and three months ended July 31, 1995 and 1994 Statement of Cash Flows - Nine months ended July 31, 1995 and 1994

Notes to Condensed Financial Statements:  July 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES


                          MEDICAL ADVISORY SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                        July 31, 1995          October 31, 1994
                                        ______________          ________________


ASSETS
Current Assets
  Cash                                      $ 389,097               $ 280,668

  Receivables, net                            318,488                 436,466
  Prepaid expenses and other                   23,724                  28,198
                                             _________               ________
Total Current Assets                          731,309                 745,332

Property, Plant and Equipment
  less accumulated depreciation
  of $433,042 and $396,121                    282,662                 270,423

Other Assets
  Investments, at cost                        427,468                 327,468
  Inventory - Pharmaceuticals                  23,869                       0
  Deferred Income Taxes                       335,454                 335,454
                                             _________               _________
Total Other Assets                            786,791                 662,922

TOTAL ASSETS                                1,800,762               1,678,677



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Expenses     $ 345,193               $ 300,590
  Current Maturities of Long-Term Debt         39,800                  54,800
  Deferred Income                              14,196                  87,856
                                             _________               _________
Total Current Liabilities                     399,189                 443,246

Long-Term Liabilities                         160,450                 186,381

TOTAL LIABILITIES                             559,639                 629,627

JOINT VENTURER'S INTEREST                       17,749                  11,349

SHAREHOLDERS' EQUITY
  Common Stock, par value $0.005
  Authorized: 6,000,000 shares
  Issued: 3,869,938 shares                     19,415                  19,415
  Convertible Preferred Stock, par
  value $1.75
  Authorized: 1,000,000 shares
  Issued: None                                      0                       0
  Additional Capital                        3,824,778               3,824,778
  Accumulated Deficit                      (2,577,236)             (2,762,909)
  Treasury Stock, at cost: 65,940 shares      (43,583)                (43,583)
                                          _____________            _____________
NET SHAREHOLDER EQUITY                     $1,223,374              $1,037,701

TOTAL LIABILITIES AND EQUITY               $1,800,762              $1,678,677

See Accompanying Notes to Financial Statements


                         MEDICAL ADVISORY SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE THREE MONTHS AND NINE MONTHS
                          ENDED JULY 31, 1995 AND 1994
                                   (Unaudited)


                                Three Months Ended       Nine Months Ended
                                      July 31                 July 31

                                 1995        1994         1995       1994
                                _________________        ________________


Revenues
  Program Services               $ 200,332   $ 226,419   $ 650,327  $ 668,366
  Travel Assistance                109,740      67,352     255,246    157,090
  Pharmaceutical Sales             111,737      96,901     331,901    255,190
  Training Services                 47,220      56,004     136,143    134,155
  Clinic Program                    11,141      21,859      26,524     47,881
  Other Revenue                        120      18,847       2,111     47,789
                                 __________   _________   _________   ________
Total Revenue                      480,289     487,382    1,402,253  1,310,471

Costs and Expenses
  Pharmaceutical cost of
  goods sold                      $ 66,211   $  69,645   $ 190,313  $ 189,292
  Medical professional services     79,868      79,875     218,939    221,130
  Direct Assistance Expenses        25,651           0      46,509          0
  Cost of clinic services            6,632      10,068      16,956     23,645
  Cost of training services          8,701      15,699      31,946     28,466
  Salaries and wages               138,951     124,488     368,115    343,483
  Other selling, general
  and administrative expenses       86,370      96,964     310,938    267,299
  Depreciation and amortization      8,956      15,268      28,625     29,590
  Interest, net                       (901)      2,591      (2,161)    20,174
                                  _________   _________   _________   ________
Total Costs and Expenses           420,428     414,598    1,210,180  1,123,079

Profit before joint venturer's
interest                          $ 59,861   $  72,784   $ 192,073  $ 187,392

Joint venturer's interest          (12,383)          0      (6,400)          0

Net profit                        $ 47,478   $  72,784   $ 185,673  $ 187,392

Earnings per share                $ .01      $  .02      $ .05      $ .05

Outstanding shares used to
calculate earnings per share      3,882,873  3,882,873   3,882,873  3,882,873

     See Accompanying Notes to Financial Statements



                           MEDICAL ADVISORY SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994
                                   (Unaudited)


                                                     1995          1994
                                                    ______        ______

Cash flows from operating activities:
  Net earnings for the period                     $ 185,673     $ 187,392
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Depreciation and amortization                      28,626        29,590
 0
  Equity interest in joint venture losses             6,400             0
  (Increase) decrease in:
    Accounts receivable                             117,979       (29,548)
    Inventory - pharmaceuticals                     (23,868)            0
    Prepaid expenses and other                        4,473        (6,282)
  Increase (decrease) in:
    Accounts payable and accrued expenses            44,604       (14,780)
    Deferred income                                 (73,660)      (16,262)
                                                  ___________   ___________
Net Cash Provided by Operating Activities         $ 290,226     $ 150,110

Cash flows from investing activities:
  Purchase of investment securities                (100,000)      (77,435)
  Capital expenditures                              (40,865)      (50,116)
                                                  ___________   ___________
Net Cash Used in Investing Activities             ($140,865)    ($127,551)

Cash flows from financing activities:
  Repayment of loans to banks
  and related parties                               (40,931)     (513,949)

                                                  ___________   ___________
Net Cash Used in Financing Activities              ($40,931)    ($513,949)

Net Increase (Decrease) in Cash                     108,429      (491,390)

Cash at Beginning of Year                         $ 280,668     $ 763,672

                                                  __________    ___________
Cash at End of Period                             $ 389,097     $ 272,282



                      MEDICAL ADVISORY SYSTEMS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                      MEDICAL ADVISORY SYSTEMS, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Revenues from pharmaceutical sales were $331,901 for the first nine months of FY 1995, a 30% increase compared to $255,190 for the same period of FY 1994. This improvement marks the successful implementation of management's plan to bring all medical supply operations in-house. The Company had experienced difficulties with its pharmaceutical supplier which caused an interruption in sales during the first quarter and early in the second quarter of FY 1994. Management expects pharmaceutical sales to increase steadily through FY 1995 as a result of more competitive pricing and continuing marketing effort.

         Revenues from maritime program services were $650,327 for the first nine months of FY 1995, an 8% decrease compared to $668,366 for the same period in FY 1994. This decrease reflects a continuing gradual decline in revenue from contracts to provide medical support for ships at sea as a result of waivers being granted by the U.S. Maritime Administration allowing foreign registration of vessels, plus a reduction in government subsidies to the U.S. merchant marine.

         The Company earned $255,246 in revenues from sales of travel assistance services in the first three quarters of of FY 1995, a 62% increase compared to $157,090 for the same period of FY 1994. The increase was acheived by expanding marketing efforts into a growing customer base of European travelers to the U.S. The FY 1995 travel assistance revenues reflect the consolidated sales of the Company and its subsidiary.
A concomitant increase in Sales, General and Administrative expenses for the current year resulted from start-up of the subsidiary.

      In anticipation of increased business and leisure travel by Americans to foreign countries, the Company, along with a partner (SACNAS International of Paris, France), has formed a subsidiary to market travel assistance and medical evacuation services. These products are being offered via direct marketing to companies with employees engaged in business overseas and to the public through American and Canadian insurance companies. Continuing growth in travel assistance services is anticipated.

     The Company's Response to Illness at Sea Training Program provided revenues of $136,143 for the period, a 1.5% increase compared to training revenues of $134,155 in the first nine months of FY 1994.

         Clinic services revenues were $26,524 for the first nine months of FY 1995, a 45% decrease compared to $47,881 for the same period of 1994. Although diversification into drug-testing has been somewhat successful, the Company expects continued falling demand for the specialized physical examinations which constitute the core product of these services.

                      MEDICAL ADVISORY SYSTEMS, INC.

                       PART III - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit 27. Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports have been filed on Form 8-K during this quarter.

                        MEDICAL ADVISORY SYSTEMS, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MEDICAL ADVISORY SYSTEMS, INC.
                            ______________________________

                                                        (Registrant)



August 24, 1995             Thomas M. Hall, M.D.
Date                        Thomas M. Hall, M.D.
                            Chief Executive Office