Form 10KSB
period 1995-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 1996-02-16
CIK 771252

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended    October 31, 1995
OR
[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                                  to
           Commission file number     2-98314-W

                                        MEDICAL ADVISORY SYSTEMS, INC.
(Name of small business issuer in its charter)

			Delaware
		52-1233960
(State or other jurisdiction of  incorporation or organization)
(IRS  Employer Identification No.)

           8050 Southern Maryland Blvd., Owings, MD 20736
(Address of principal executive offices)
(Zip Code)

Issuer's Telephone Number     (301)855-8070
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class
Name of each exchange on which registered
      		         	   None


Securities registered pursuant to Section 12(g) of the Exchange Act:
                                                              None
(Title of class)

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]   No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:

	$1,953,062  for the fiscal year ending October 31, 1995.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

	$567,683 estimated as of January 31, 1996.
	3,869,938 Shares of Common Stock ($ 0.005 par value per share) were outstanding at January 31, 1996.


	PART I
Item 1.  Description of Business.

		Medical Advisory Systems, Inc. (the "Company" or "MAS") is a Delaware corporation incorporated on December 1, 1981, with its principal office located in Owings, Maryland. Its mailing address is: 8050 Southern Maryland Blvd., Owings, Maryland 20736 (telephone: 301-855-8070).

		The Company provides medical assistance products and services. The products and services offered by the Company include:

     	o	pharmaceuticals and medical supply kits, which are sold to
                vessels operating in the maritime industry;

     	o	24-hour-a-day medical advice to ships at sea through a
                worldwide telecommunications system, and ancillary services including training programs, medical records maintenance, and medical cost containment service and;

	o	24-hour-a-day medical advice services to the international
                travel industry.


		The Company provides its services from its operations center located in Owings, Maryland. The Company also utilizes an agent in Hong Kong to maintain relations with customers.

	History.

	Two significant events preceded the organization of the Company --

	(1)	The U.S. Coast Guard commissioned a study of medical
                assistance and facilities available to ship personnel while at sea. Information gathered from 1978 to 1981 indicated that several factors could lead to improved remote medical care. These factors included:

		o	a response center with physicians on duty 24 hours a
                        day to attend immediately to emergency calls from anywhere in the world;

                o use of a standardized and pre-coded list of medical supplies;

		o	centralized maintenance of medical records; and

		o	use of physical standards for pre-employment
			physicals as well as retention physicals for seagoing employment.

		A U.S. government program proposed in response to the study was never funded and subsequently the study information was released to the public.

    	(2)	In 1981, the U.S. government dismantled the U.S. Public
                Health Hospital and Clinic System ("USPHS"), which had provided free care, physicals, record storage and radio advice to ailing or injured seafarers.

		The Company began operations at the beginning of 1982 to take advantage of the privatization opportunity created by these
                two events.   Revenues only partially covered substantial
                losses incurred first to establish and then to enhance the Company's operational medical advice system.


		The Company believes a key to acceptance of the Company's medical advice services is its ability to demonstrate the cost-effectiveness of those services. Since modern vessels can be operated with relatively few people (e.g., a crew of 18-25 for a supertanker), physicians are not required to be aboard. Consequently, in the event of a medical emergency, a ship will usually be required to divert from its charted course to facilitate an airlift evacuation for a victim of an accident or illness. In some instances, unnecessary diversions are made because trained medical personnel are not available to determine whether or not a medical emergency really exists. The cost of a diversion to a shipping concern can be high. The Company believes if it can eliminate just one diversion in ten years, the shipping concern will have benefited from the Company's services, since the cost of such a diversion would most likely exceed the fee which the Company charges for an unlimited service contract for a ship during the period.

		During fiscal year 1993, the company entered into an agreement with SACNAS International of Paris, France to market services under their trademark name, "Mondial Assistance," in the U.S., Canada, and Mexico. A newly formed company, Assistance Services of America (ASA) Inc., was organized and incorporated in November of 1993 to promote the joint marketing effort. The company and SACNAS International each have 50% ownership of ASA. Travel Assistance services are being marketed to U.S. and Canadian corporations and insurance companies. Services include medical consultation and logistical support for individuals traveling outside of their home country. ASA collects fees from the subscribing company. Service fees are paid to MAS for cases in North America or to SACNAS International for cases outside North America.

	Segments.

		Revenues from the Company's medical assistance services can be broken down as follows:
					Percent of Revenues
					Year Ended October 31, 1995

					1995		 1994
        Program Services                 42%              48%
        Pharmaceutical Sales             22%              23%
        Travel Assistance                20%              12%
        Clinic Services                   3%               4%
        Training                          8%               9%
        Other/Ancillary Services          5%               4%

                                        100%              100%

	Program Services.

		A staff of physicians and communication specialists operate out of the Company's response center in Owings, Maryland to provide medical advice to people in remote locations, anywhere in the world, 24-hours-a-day, 365-days-a-year. No patients are seen at the center. All assistance is provided exclusively through telecommunications systems utilizing telephones, satellite, high frequency radio and telex.

		Subscribers to the Company's medical advice service are provided with two standardized and up-to-date manuals which have been developed by the Company; a "Medical Protocol Manual" and a "Pharmaceutical Manual". When a call for medical assistance is received, the caller is guided through the Medical Protocol Manual as prompted by the physician in order to identify the symptoms of the patient. Once the physician has ascertained the nature of the problem, he can advise on proper procedures and treatment making use of the Pharmaceutical Manual to assist the caller in identifying the proper medicines and supplies. The physician can determine whether a patient can be treated on board or whether shore care is warranted as soon as possible. When the caller identifies himself, a data base accessed by computer enables the physician to examine medical records, if available, and to identify whether or not pharmaceuticals are on board. The center currently receives an average of fifteen to twenty calls each 24-hour period.


		In a typical case, four or more contacts are made between the caller and the physician to enable the patient's condition to be monitored and the case resolved. Every call received by the Company is documented and timed, and a case report is written and signed by the attending physician. Reports are forwarded to the subscriber for insurance purposes and company records. A copy of the report is also included in the patient's MAS medical history file.

		The Company charges for its medical advice services according to one of two methods. The subscriber can elect to have unlimited service for a rated flat annual fee or to have the service available on a timed per minute basis. Subscribers are responsible for all communications costs.

		The Company's experience shows that new subscribers usually opt for the timed service. As subscribers become more familiar with the service and usage increases, the flat fee arrangement becomes more economical for them. Most U.S. maritime customers have flat-fee contracts; which have terms of one to three years.


	Pharmaceuticals Sales.

		The Company sells a variety of kits containing pharmaceuticals and medical supplies. Included in the kits are both prescription and nonprescription drugs and controlled substances. The kits are designed to be used in conjunction with the Company's Pharmaceutical Manual. All medications are specially labeled for use in the Company's system. The Company has supplied pharmaceuticals to it's maritime and airline customers, first through a former subsidiary and subsequently through a sub-contractor, for the past 12 years. In the past year, the Company created its own warehouse facility including stocking various commonly needed pharmaceuticals as inventory and supplies its customers directly. This internalization of the supply function is expected to result in greater profitability for the Company and greatly improved service for its customers, who often have time-critical supply needs.

	Travel Assistance.

		Another market for the Company's services is the international travel insurance and assistance industry. The Company has contracts with two European travel assistance companies to provide medical consultation and logistical support for their European customers who become ill or injured while traveling in the U.S. The Company charges the travel companies a fee for consultation with the physician attending the traveler. Additional fees are charged if the traveler requires travel arrangements or other logistical services.

		During fiscal year 1993, the company entered into an agreement with SACNAS International of Paris, France to market services under their trademark name, "Mondial Assistance," in the U.S., Canada, and Mexico. A newly formed company, Assistance Services of America (ASA) Inc., was organized and incorporated in November of 1993 to promote the joint marketing effort. The company and SACNAS International each have 50% ownership of ASA. Travel Assistance services are being marketed to U.S. and Canadian corporations and insurance companies. Services include medical consultation and logistical support for individuals traveling outside of their home country. ASA collects fees from the subscribing company. Service fees are paid to MAS for cases in North America or to SACNAS Inter-national for cases outside North America.

	Clinic Services.

		The Company has established a network of approximately 175 U.S. clinics and hospitals through which it provides clinic services. This network was established in response to the closure of USPHS hospitals and clinics, which left mariners without specifically designated care facilities. The closure of the USPHS hospital system also left the maritime industry without medical fitness standards by which mariners could be measured. Working with a committee sponsored by the U.S. Maritime Administration and the Department of Transportation, the Company has helped to establish physical examination guidelines of maritime employees. The committee is comprised of members from government, labor, and industry and is known as the Seafarer's Health Improvement (SHIP) Committee. The Company uses the SHIP Committee standards in providing reports to employers regarding the mariner's health.

		The Company's network has been established through contractual relationships and agreements with the clinics and hospitals, which are located in strategic U.S. ports and other parts of the country. Through this network the Company coordinates pre-placement and periodic physical examinations. The Company receives fees for each physical and for including medical reports in the Company's depository of more than 20,000 health records. It also provides other work, health and safety recommendations to employers.



	Training.

		MAS provides emergency medical response training programs for seafarers. Seafarers are trained to administer emergency first aid at sea in conjunction with the Company's radio medical advice services. Training also includes discussions of other MAS services that are important to the seafarer's occupational health and welfare. The training is performed both at Company facilities and at customer locations, including on board ship.

	Ancillary Services.

		The Company also provides services related to its principal business, which include cost containment and medical record maintenance. Cost containment services are performed in order to control medical costs of hospitalized patients. Control can be achieved through procedures such as preadmission certification, which documents the ailment of and treatment for a patient and reduces the likelihood that unnecessary tests or other procedures will be performed; use of second opinions, which enable attending physicians to define a treatment program more sharply, thereby keeping unnecessary procedures from being performed; and concurrent reviews, which track the patient response to the treatment program established under the pre-admission certification and second opinion procedures.

		The Company monitors shipboard emergencies and is also able to monitor the transfer of a patient to a shore-based facility and the treatment of that patient. Physicians contracted by the Company provide the latter service when they are not responding to requests for medical advice. The Company believes that its physician-to-physician contact makes its services more attractive in providing cost containment compared to other companies which use medical personnel other than physicians for utilization review.

	Markets.

		The primary markets for the Company's products and services are the maritime industry and travel insurance companies.

	Maritime.

		The maritime market consists of three primary segments. One market segment consists of privately-owned U.S. flag ships which transport U.S. goods to and from ports within the United States. In this group, there are approximately 450 deep draft vessels for which evacuations due to medical emergencies are complicated and expensive. Over 90% of the companies that operate these vessels utilize the services of the Company. Approximately one-third of the these customers have adopted the Company's pharmaceutical program since it was introduced in late 1983. The Company also has contracts with towing, re-search, and commercial fishing vessels.

		A second market segment consists of ships owned by U.S. and foreign companies which carry U.S. goods under flags of registry other than the U.S. flag. Over 95% of all U.S. goods are shipped on the approximately 10,000 vessels which fall in this category. The Company has contracts with over 300 of these ships having domiciles in 15 countries. The Company provides services to approximately 50 U.S. flag ships which are owned by or affiliated with the U.S. Government.

		The third market segment encompasses the balance of the world's oceangoing vessels and numbers around 75,000 vessels/units.
                The Company's ongoing efforts to sell to this market is enhanced by the efforts made to sell to the second market segment as most of those companies operate vessels both in the U.S. and worldwide. The further development of less expensive satellite communication equipment also makes this market more accessible. Although its response center is staffed with multilingual personnel, the Company estimates that 20% of this group will find language an obstacle to their use of Company services.

		The Company attempts to expand its maritime markets by contacting potential subscribers directly. Having collected data from its fourteen years of operation, the Company is able to demonstrate the cost effectiveness of its services by showing the savings arising from preventing unnecessary diversions of a ship to port to treat an injured seaman. Such data is also used to generate annual reports for existing subscribers to reinforce their decisions to continue using the Company's services.

		In addition to these marketing efforts, the Company also promotes its training classes to new and existing subscribers. The Company has found that familiarizing crew members with the Company's services leads to increased and more efficient usage.


	Competition.

		The Company competes in the medical advice market with a few foreign government-operated entities outside of the United States. The Company also knows of several U.S. companies which have entered the radio medical advice market, as well as several hospitals in the U.S. that provide radio medical advice to ships at sea. While the Company believes it has a competitive advantage, the barriers to entry into the Company's major market are relatively low, and there can be no assurance that a company with far greater financial resources will not commence operations similar to those of the Company and generate competition that does not now exist.

		There are several pharmaceutical suppliers, both domestically and internationally, which market extensively to the maritime market. The Company competes effectively by providing a well-managed pharmaceutical program that is fully integrated with the Company's medical advice service.

		 There are several domestic and foreign companies which provide services similar to the Company's travel assistance program. These companies have significant financial resources, and are capable of competing effectively with the Company's products.

	Regulation.

		The Company has been licensed by the Federal Communications Commission to operate a limited coast, high frequency and single side band ("SSB") radio station. The monitoring of "controlled substances" by Company physicians is regulated by the Drug Enforcement Administration. The Company holds licensure from the Drug Enforcement Administration and the Maryland Board of Pharmacy for the distribution of pharma-ceuticals. The Company does not hold any medical licenses, but utilizes the services of licensed physicians. Since advisory services are provided primarily offshore by radio, the Company is not subject to regulation by the various state medical regulatory authorities. To the extent it begins providing advisory services onshore, the Company may become subject to state regulations dealing with the practice of medicine.

	Insurance.

		The Company maintains liability insurance for its operations. Physician personnel are provided through Hall & Associates, P.A. which is covered by a comprehensive professional liability insurance policy with coverage of $4,000,000 in the aggregate.

	Personnel.

		The Company contracts with Hall & Associates, P.A. for the services of physicians for the Company's 24-hour-a-day medical advice operations for a fixed fee. The Company also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates. The Company does not directly employ its own physicians. See Item 12. The Company employs 20 people (9 in management and administration, 9 communications coordinators, and 2 part-time employees) and believes its relationship with its employees is satisfactory. Hall & Associates, P.A. has 1 full-time physician and 15 part-time physicians contracted to provide services to the Company.

Item 2.  Description of Property.

		The headquarters of the Company consists of two buildings containing a total of approximately 5,000 square feet located on 1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C. The head-quarters buildings contain executive offices and the Company's medical response center, which is staffed 24-hours-a-day. The property is owned by the Company and is secured by Bank of Annapolis First Mortgage of $142,953. The Company also has a commercial line of credit of $38,604 secured by a lien on the property. The Company is in good standing with both commercial lenders.

	At peak times, the medical response center is staffed by two physicians, four communications coordinators, one data processing operator and the operations manager. The center is equipped with a bank of commercial telephone lines, inbound WATS lines, telex, electrocardiogram sending and receiving capabilities and a high-frequency single side band ("SSB") radio station. The radio station is licensed by the Federal Communications Commission (see Item 1, "Regulation") and can operate on five specially designated frequencies that are free of other traffic. This capability affords the Company voice communication from Hawaii to Italy with high reliability. Arrangements made with radio relay stations located in Berne, Switzerland; Singapore; Durban, South Africa; Bahrain; and Sidney, Australia give the Company worldwide communications capabilities. All radio and telex equipment is supported with backup equipment and the response center uses a generator to maintain continuous operations in case of a power failure. The Company maintains a commercial insurance policy on all buildings and equipment which, in the opinion of manage-ment, is adequate to cover the company's exposure.

Item 3.  Legal Proceedings.

		The company is not a party to any pending legal proceeding (nor is its property subject of any pending legal proceeding) other than routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

		On August 25, 1995 the Company held an annual meeting of stockholders. In preparation for the meeting the Company issued an information statement but did not seek proxies. Individuals holding 1,975,406 shares of common stock (52% of 3,816,933 shares issued) were in attendance at the meeting. All four members of the Board of Directors stood for reelection.


		By unanimous vote of those present the following individuals were re-elected as Directors of the Company, constituting the entirety of the Board of Directors:

			1.  Ronald W. Pickett
			2.  Thomas M. Hall
			3.  Judith P. Hoyer
			4.  Jean-Paul Babey

		No other matters were submitted to a vote of the stockholders.


			PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


		There is a limited public trading market for the Company's Common Stock in the over-the-counter market, and there were 278 holders of record on January 26, 1996. Although no quotations for the Company's Common Stock are regularly published, certain dealers who make a market in the Common Stock have informed the Company that the high and low bid prices for the Common Stock have been as follows:

                                                            Bid
                                                    High            Low
        November 1, 1992 to January 31, 1993         1/4           1/16
        February 1, 1993 to April 30, 1993           1/4           3/16
        May 3, 1993 to July 30, 1993                 1/4           3/16
        August 3, 1993 to October 29, 1993           1/4            1/8
        November 1, 1993 to January 31, 1994        3/16           1/16
        February 1, 1994 to April 29, 1994          3/16            1/8
        May 2, 1994 to July 29, 1994                3/16            1/8
        August 1, 1994 to October 31, 1994          3/16            1/8
        November 1, 1994 to January 31, 1995        3/16            1/8
        February 1, 1995 to April 29, 1995          3/16           3/16
        May 2, 1995 to July 29, 1995                3/16            1/8
        August 1, 1995 to October 31, 1995          3/16            1/8



		On January 31, 1996, the Common Stock was quoted by its primary market maker at $ 3/16 bid, $ 5/16 asked.

		These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

		The Company has never paid a cash dividend on its common stock and has no plans to do so in the future.

Item 6.  Management's Discussion and Analysis of Financial Condition.


		Results of Operation.

	The Company's consolidated net income for the fiscal year 1995 was $268,143 ($.07 per share), and $205,525 ($.05 per share) for 1994, an increase of 30% attributed to an increase in revenues, primarily travel assistance revenues, of $387,277 or a 71% increase over 1994.

	The Company's core business consists of maritime program services, sales of pharmaceuticals and training services provided to maritime customers. Revenue from maritime program services is derived primarily from providing medical advice to ships at sea on a timed-charge or contract basis. Timed cases are billed on a per-minute of Response Center use basis; unlimited-usage contracts have an annual fixed fee based on the subscriber's fleet size and involvement with the Company's pharmaceutical and training programs. Total revenue from contracts from medical advice to ships at sea during fiscal 1995 was $813,289, 5% lower than revenues reported in 1994.

	The customer mix in fiscal year 1995 for unlimited contracts and timed usage was 76% and 24%, respectively, compared with a product mix for unlimited and timed of 78% and 22%, respectively for 1994. Unlimited contracts provide more consistent and predictable cash flow than timed cases, therefore, the Company strives to convert timed-usage customers to unlimited-contract customers. The decrease in maritime program service revenues is consistent with continued deactivation of the U.S. Ready Reserve Fleet and competition from other service providers. Management expects maritime revenues to be stable for 1996.

	Net pharmaceutical revenue from sales to the Company's customers, excluding freight, was $135,709 in fiscal year 1995 compared to $102,874 in fiscal 1994. 1995 pharmaceutical sales of $432,433 were 6% greater than the previous year. Cost of Pharmaceuticals has decreased slightly. Having the ability to price its products more competitively and the addition of new customers, the Company expects to increase pharmaceutical sales in 1996.

	Profits from net training services were $124,520 in fiscal 1995 compared to $123,542 in 1994. The company expects these revenues to remain stable. The Company expects to have continued strong earnings in this service line.

	The Company reported sales of $387,277 and net revenue of $334,476 from travel assistance services in fiscal 1995, compared to $225,911 and $183,172, respectively, for fiscal 1995, an increase of reported sales of 71%. The Company expects steady growth in this service line consistent with projected increases in sales by the ASA subsidiary.

	Profits from the sale of clinic services were $22,391 in fiscal 1995 compared to $32,803 for fiscal year 1994, a decrease of 31%. This program is an adjunct service to the Company's medical advice program whereby certain customers' employees are provided with physical examinations according to standards established by the maritime industry. As certain maritime unions have begun providing these services, the Company anticipates continued falling demand for this program.

	Other selling, general and administrative expenses increased 11% to $448,943 in fiscal 1995 from $402,724 in fiscal 1994. The primary factor contributing to the increase were increased medical liability insurance, labor costs from restructuring the pharmaceutical program and general costs attributed to the travel assistance programs. Interest revenue was greater than interest expense by $5,846 during
        1995.   Interest expenses for 1995 was $21,853 and $48,506 in 1994.
        This decrease of 55% was due to the pay down of $100,000 on a mortgage to secure lower interest rates.


	Liquidity and Capital Sources.

	Cash provided by operations was $324,732  in 1995 as compared to
        $242,273 in fiscal 1994.   The ratio of current assets to current
        liabilities was 2 to 1 as compared to 1.6 to 1 at the end of fiscal 1994. The Company's adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" on November 1, 1994 resulted in the recognition of a deferred tax asset of $357,376 in 1994 and an additional deferred tax asset of $11,053 in 1995. During 1995 capital expenditures of $47,867 were primarily for the purchase of computer equipment and various building improvements. The Company in August 1994 reduced its mortgage debt by $100,000. With the growth of the company's pharmaceutical program, the company now carries inventory valued on October 31, 1995 at $23,295. The Company has various options available to meet its capital and/or operating needs, including cash on hand at October 31, 1995 of $402,768, internally generated funds and a secured commercial line of credit in the amount of $38,604.

	Medical Advisory Systems in conjunction with SACNAS International plans during the current year to construct a new 8000 square foot building on the headquarters property owned by MAS and located at 8050 Southern Maryland Boulevard in Owings, MD. In return for 4500 shares of ASA common stock, MAS will transfer to ASA the land and existing struc-tures on this property. SACNAS will purchase 4500 shares of ASA common stock for $450,000 with the proceeds of the purchase to be used to construct the new building and purchase furniture and office fixtures. ASA will seek long term financing should additional funds become necessary to complete the new building project. Following the property transfer ASA will then lease the new building and the two existing buildings to the company at current lease rates.

		Impact of Inflation and Changing Prices. The Company's costs are comprised primarily of staff salaries and physician fees. Medical staffing costs remained stable at $303,079 in fiscal 1995. Salaries and wages remained stable at $476,050.

Item 7.  Financial Statements.

		Financial statements and supplementary data required by this item are included at Part IV, item 14.

Item 8.  Changes in and Disagreements with Accountants on
	    Accounting and Financial Disclosure.

	On August 30, 1995 the company changed independent public accountants from Grant Thornton to Stefanou & Company. The appropriate 8k was filed with the Commission in a timely manner stating the change in accountants.

	PART III

Item 9.  Directors, Executive Officers, Promoters, and
	   Control Persons, Compliance with Section
	   16(a) of the Exchange Act.

		Listed below are the directors and executive officers of the Company. Directors are elected for one year terms or until their successors are elected and qualified. Officers hold office until their successors are elected and qualified or until their earlier resignation or removal.
                                                                     Age at
Name    Positions with Company                                  January 31,1996

Ronald W. Pickett	Chairman of the Board of Directors,
                        President & Treasurer                           48

Thomas M. Hall, M.D.	Chief Executive Officer,
                        President of Hall & Associates, P.A.,           43
                        Chief Physician of the Company

Judith P. Hoyer Director                                                56

Jean-Paul Babey Director                                                40

		Ronald W. Pickett is the founder of the Company, Chairman of the Board of Directors, President and Treasurer. He has been an officer and director of the Company since its inception in 1981. A graduate of Gordon College, Mr. Pickett served as College Director for the Democratic National Committee during Lyndon B. Johnson's administration. For the past twenty-five years he has engaged in various entrepreneurial activities. He is also a director of F & E Resource Systems Technology, Inc., a public company in the waste management industry. Mr. Pickett devotes only part of his time to the Company.

		Thomas M. Hall, M.D., a graduate of George Washington University School of Medicine, "with distinction", has served as President of Hall & Associates, P.A., and its predecessor firm since April, 1988, as Chief Physician of the Company since 1982, and as Chief Executive Officer of the Company since July 1992. Dr. Hall has been a director of the Company since March, 1992. As Chief Physician, Dr. Hall is in charge of the medical personnel utilized in the Company's medical advice and
                training operations.   As Chief Executive Officer of the
                Company, he supervises all day-to-day operations. Dr. Hall is a diplomate of the National Board of Medical Examiners, the American Board of Internal Medicine, and the American Board of Preventive Medicine (certified Occupational Medicine Specialist). He is a member of Phi Beta Kappa and Alpha Omega Alpha honor societies. Dr. Hall devotes full time to the Company.

		Judith P. Hoyer has been a director since 1984. She is a Primary Project Resources instructor for Prince George's County, Maryland and has held that position for more than the last five years. She is the sister of Ronald W. Pickett.

		Jean-Paul Babey, an electronic engineer, is a graduate of Centrale School, Lilles (France) 1979, and received an MBA at ISA, Paris (France) in 1981. After having worked as a Consultant for 5 years, Mr. Babey has served as International Director for Mondial Assistance Group (headquarters in Paris, France) since April 1987. Additionally, Mr. Babey is the Managing Director of Mondial Assistance UK Limited (London, England) since January 1993. Mr. Babey is also a director of ASCI Incorporated (Ireland) and DIMA Incorporated (Netherlands).

Item 10.  Executive Compensation.



		The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of the Company for services to the Company for the fiscal years ended October 31, 1993, 1994 and 1995:


	SUMMARY COMPENSATION TABLE

		Annual Compensation
______________________________________________________________________________


    Name and              Fiscal                                  Other Annual
 Principal Position        Year        Salary         Bonus       Compensation
______________________________________________________________________________

Thomas M. Hall, M.D.       1995      $ 50,000       $48,720 (2)   $ 98,002 (3)
     CEO and               1994      $ 49,860       $40,568 (2)   $ 98,333 (3)
     Chief Physician (1)   1993      $ 32,279       $32,336 (2)   $103,766 (3)



Ronald W. Pickett (4)      1995       $50,000             0       $  9,268 (5)
Chairman of the Board,     1994       $49,860             0       $  8,195 (5)
President and Treasurer    1993       $40,092             0       $  8,415 (5)



	(1)	Dr. Hall was elected Chief Executive Officer of the Company in
                July 1992, but did not receive a separate salary for performing the duties of that office until fiscal year 1993.

		Dr. Hall also receives income from the Company as an independent contractor and independent commissioned sales agent, as detailed in notes (2) and (3) below. Dr. Hall is required to pay certain of his own business and travel expenses related to this income.

        (2) Received as an independent commissioned sales agent, represent-ing a percentage of the Company's gross sales of certain travel-related medical advisory services. See Item 12. "Certain Relationships and Related Transcations."

	(3)	Received as an independent contractor through the Company's
                agreement with Hall & Associates, P.A., under which Hall & Associates, P.A. provides the Company with medical staff personnel. See Item 12. "Certain Relationships and Related Transactions."

	(4)	Mr. Pickett also served as the Company's CEO until July 1992.

	(5)	Represents amounts paid on mobile phone and for premiums paid for family portion of health insurance coverage.


		No person who served as an executive officer of the Company at the end of the fiscal year ended October 31, 1995 had total annual salary and bonus for that year in excess of $100,000. But see Item 12. "Certain Relationships and Related Transactions."

		Directors who are not officers of the Company receive $250 for each meeting of the Board of Directors or committee of the Board of Directors that they attend. Officers of the Company do not receive additional compensation for attending board meetings.

	Neither Dr. Hall nor Mr. Pickett has a written employment contract with the Company. The terms and conditions of their employment are set by the Board of Directors on an ad hoc basis. See item 12 "Certain Relationships and Related Transactions."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

		Beneficial Ownership. As of February 1, 1996, the Company was aware that the following persons owned beneficially more than 5% of its Common Stock:

		      No. Shares
        Name and Address               Owned Beneficially     Percent of Class

        Thomas M. Hall, M.D.               1,115,300*               28.8%
        8050 Southern Maryland Blvd.
	Owings, MD 20736

        Ronald W. Pickett                    688,907                17.8%
	P.O. Box 167
	Mechanicsville, MD  20659

        SACNAS International                 305,378                 7.9%
	2, rue Fragonard
	Paris XVII, France

	* Includes immediately exercisable options to purchase 50,000 shares of MAS common stock at $.875 per share and 150,000 shares of MAS common stock at $.50 per share.

		The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of February 1, 1996 for each director and executive officer and for all directors and executive officers as a group:


                                           No. Shares
        Name                           Owned Beneficially      Percent of Class

        Thomas M. Hall                     1,115,300*                28.8%
	8050 Southern Maryland Blvd.
	Owings, Maryland  20736

        Ronald W. Pickett                    683,907                 17.6%
	P.O. Box 167
	Mechanicsville, Maryland  20659

        Judith P. Hoyer                       10,000                  0.3%
	2300 Belleview Avenue
	Cheverly, Maryland  20785

        Jean-Paul Babey                      305,378**                7.9%
	SACNAS International
	2, rue Fragonard
	Paris XVII, France


	All directors and executive officers
          as a group (4 individuals)       2,114,585*                 55%

	*	Includes immediately exercisable options to purchase 50,000
                shares of MAS Common Stock at $.875 per share and 150,000 shares at $.50 per share.

        ** Consists of 305,378 shares held in the name SACNAS Inter-national, as to which Mr. Babey shares voting and investment power, but of which Mr. Babey disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions.

		The Company has an agreement with Hall & Associates, P.A. to provide the Company with medical personnel as needed to staff its operations. The Company pays Hall & Associates, P.A. a fee equal to $11,365 per two-week pay period for personnel provided, plus reimbursement for professional liability insurance, the direct costs of an extra physician, the coverage of the response center, training costs and incidental expenses. During the Company's last fiscal year, it paid Hall & Associates $303,079 in fees. The agreement with Hall & Associates derives from a written agreement with the pre-decessor of Hall & Associates, Vaillancourt Associates, P.A., which was executed in 1982. The written agreement has been modified by oral agreement on several occasions. Ronald W. Pickett, the Chairman, President and second largest share-holder of the Company, is the Treasurer of Hall & Associates, but has no direct or indirect financial interest in Hall & Associates. Thomas M. Hall, M.D., who was elected Chief Executive Officer of the Company on July 16, 1992 and is the largest shareholder of the Company, controls Hall & Associates, P.A. Until he was elected CEO, Dr. Hall served as Chief Physician of the Company, and continues to serve the Company as Chief Physician. Dr. Hall also has an agreement with the Company by which he receives a commission on sales of certain assistance-related servcies. See notes to Item 10 "Executive Compensation."


Item 13.	Exhibits List and Reports on Form 8-K.

	(a) A list of the exhibits filed as part of this report is found in the Exhibits Index at page 23.

	(b) A report on Form 8k was filed with the Commission on August 30,1995 reporting a change in the Company's independent public accountant.


	SIGNATURES

		In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     	MEDICAL ADVISORY SYSTEMS, INC.


Date:                           By:
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President
                                    Treasurer

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                           By:
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President
                                    Treasurer


Date:                           By:
                                    Thomas M. Hall, M.D.
                                    Chief Executive Officer
                                    Director
                                    (Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)


Date:                           By:
                                    Judith P. Hoyer
                                    Director


Date:                           By:
                                    Jean-Paul Babey
                                    Director





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


  1.	An annual report for fiscal year 1995 has not yet been sent to the
        Company's stockholders.

  2.	No proxy statement, form of proxy or other proxy soliciting material has been sent by the Company to more than 10 of its security holders with respect to any annual or other meeting of security holders since the Company last filed a report on this Form. The Company did, however, send to all registered stockholders an Information Statement relating to its annual meeting of Stockholders held August 25, 1994. Four copies of the Information Statement are furnished herewith.

  3.	The Company will distribute an annual report to security holders subsequent to the filing of this Form. When the Company prepares such a report and distributes it to its stockholders the Company will furnish copies of such material to the Commission when it is sent to the stockholders.





	EXHIBITS INDEX

	Sequential
Exhibit No.                 Description of Exhibit	 Page Number

  3(a)   		Restated Certificate of Incorporation,
		filed as Exhibit 3(a) to Registration		N.A.
		Statement on Form S-18 (No. 2-98314) on
		June 7, 1985*

  3(b)		Certificate of Amendment of certificate
		of incorporation dated Sept. 8, 1988, 		N.A.
		filed as Exhibit 3(a)(2) to Annual
		Report on Form 10-K on March 28, 1990*

  3(c)		Bylaws, as amended, filed as Exhibit
		3(b) to Registration Statement on Form S-18		N.A.
		(No. 2-98314) on June 7, 1985*

  4		Form of Common Stock Certificate, filed
		as Exhibit 4 to Amendment No. 1 to 		N.A.
		registration Statement on Form S-18
		(No.33-02991) on February 28, 1986*


  10(a)		Letter dated December 2, 1988 evidencing
		agreement between Medical Advisory Systems,
		Inc. and Hall and Associates, P.A. with respect
		to provision of medical services to Customers		N.A.
		of Medical Advisory Systems, Inc., filed as
		Exhibit 10(c) to Form 8 amending Annual
		Report on Form 10-K on April 18, 1989*

  10(b)         Joint Venture Agreement dated June 21, 1993 between       N.A.
		SACNAS International and Medical Advisory Systems, Inc., Agreement between the Company and filed as Exhibit 10(b) to Annual Report on Form 10-KSB on March 15, 1994*


  11		Statement regarding Computation of earnings or	    	E-1
		loss per share




*Incorporated herein by reference.









??










3


18








SECURITIES AND EXCHANGE COMMISSION


WASHINGTON, D.C.  20549





FINANCIAL STATEMENTS AND SCHEDULES

OCTOBER 31, 1995



FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934


FORM 10-KSB
OF
MEDICAL ADVISORY SYSTEMS, INC.

























Medical Advisory Systems, Inc.

INDEX TO FINANCIAL STATEMENTS

______________________________________________________________________________

                                                                         Page

Report of Independent Certified Public Accountants                        F-3

Consolidated Balance Sheet at October 31, 1995                            F-4

Consolidated Statements of Earnings for the two years
        in the period ended October 31, 1995                              F-6
Consolidated Statements of Stockholders' Equity for the
        two years in the period ended October 31, 1995                    F-7

Consolidated Statements of Cash Flows for the two years
        in the period ended October 31, 1995                              F-8

Notes to Consolidated Financial Statements                               F-10






























REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical Advisory Systems, Inc.

	We have audited the accompanying consolidated balance sheet of Medical Advisory Systems, Inc. and subsidiary as of October 31, 1995 and the related statements of earnings, stockholders' equity, and cash flows for the year ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. The statements of earnings, stockholders' equity, and cash flows of Medical Advisory Systems, Inc. for the year ended October 31, 1994 were audited by other auditors whose report dated December 21, 1994 expressed an unqualified opinion on those statements.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Advisory Systems, Inc. and subsidiary as of October 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                            STEFANOU & COMPANY
                                       Certified Public Accountants

McLean, Virginia
January 17, 1996

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 1995



	            ASSETS

CURRENT ASSETS:
        Cash and equivalents                                         $ 402,768
	Accounts receivable, less allowance for doubtful
                receivables of $31,172 (note C)                        430,474
        Inventory, at lower of cost or market                           23,295
        Current deferred tax asset (Note F)                             12,698
                Total current assets                                   869,235

PROPERTY AND EQUIPMENT- AT COST:
	(Notes A and C)
        Land                                                            65,078
        Building and improvements                                      285,052
        Furniture, fixtures and equipment                              372,576
                                                                       722,706
        Less accumulated depreciation                                  452,833
                                                                       269,873


OTHER ASSETS:
        Investments (Note B)                                           427,468
        Deferred income taxes (Notes A and F)                          333,625
                                                                       761,093
                                                                   $ 1,900,201











See accompanying notes to consolidated financial statements.

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 1995



		LIABILITIES

CURRENT LIABILITIES:
        Current maturities of long-term debt (Note C)                $  39,660
        Accounts payable and accrued expenses                          303,745
        Deferred income                                                 79,689

                Total current liabilities                              423,094

LONG-TERM DEBT, less current maturities (Note C)                       146,756


JOINT VENTURER'S INTEREST (Note A)                                      24,507


STOCKHOLDERS' EQUITY:
	Convertible preferred stock, par value, $ 1.75 per share;
                authorized, 1,000,000 shares; none issued -
	Common stock, par value, $0.005 per share; authorized,
                6,000,000 shares; issued 3,882,873 shares (Note E)      19,415
        Additional paid-in capital                                   3,824,778
        Accumulated deficit                                        (2,494,766)
                                                                     1,349,427
	Less 65,940 shares of common stock held in treasury
                - at cost                                             (43,583)
                                                                     1,305,844
                                                                  $  1,900,201









See accompanying notes to consolidated financial statements.

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED OCTOBER 31,


Revenues:                                         1995                 1994
        Program services                      $ 1,205,805          $ 1,085,943
        Pharmaceutical sales                      432,433              407,359
        Clinic system                              49,841               64,609
        Training                                  162,717              157,936
        Other                                      74,567               62,810
        Interest                                   27,699               27,278
                                                1,953,062            1,805,935
Cost and expenses:
        Pharmaceuticals                           296,724              304,485
        Medical professional services             303,074              299,092
        Clinic system                              27,450               31,806
        Training                                   38,197               34,394
        Salaries and wages                        476,051              470,239
        Selling, general and administrative       448,943              402,724
        Depreciation                               48,416               30,493
        Interest                                   21,853               48,506
                                                1,660,708            1,621,739
                Earnings before income taxes      292,354              184,176

Income tax benefit (expense) (Notes A and F)     (11,053)                7,678
Earnings before Joint Venturer's interest and cumulative effect of change in
accounting for income taxes                       281,301              191,874
Joint Venturer's interest                        (13,158)               13,651
Earnings before cumulative effect of change
in accounting for income taxes                    268,143              205,525
Cumulative effect of change in accounting for
income taxes (Note F)                                   -              349,698
NET EARNINGS                                     $ 268,143           $ 555,223
Earnings per common share (Note J):
        From continuing operations               $     .07           $     .05
        Cumulative effect of accounting change   $       -           $     .10
        Net earnings                             $     .07           $     .15


See accompanying notes to  consolidated financial statements

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1995 AND 1994


Balance at November 1, 1993

Common              Additional                 Treasury
Stock               Paid-in-     Accumulated   Stock
Shares     Amount   Capital      Deficit       Shares   Amount     Total
3,882,873  $19,415  $3,824,778   $(3,318,132)  65,940   $(43,583)  $ 482,478

Net earnings
        -        -           -        555,223       -           -    555,223

Balance at October 31, 1994
3,882,873   19,415   3,824,778    (2,762,909)  65,940    (43,583)  1,037,701

Net earnings
        -        -           -        268,143       -           -    268,143

Balance at October 31, 1995
3,882,873  $19,415  $3,824,778   $(2,494,766)  65,940   $(43,583) $1,305,844












See accompanying notes to consolidated financial statements.

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31,

Increase (decrease) in cash and equivalents                  1995        1994

Cash flows from operating activities
        Net earnings for the year                          $ 268,143  $ 555,223
	Adjustments to reconcile net earnings to net cash
provided by operating activities:
        Deferred income taxes                               (11,053)  (357,376)
	Equity interest in Joint Venture (income)
                         losses                             (13,158)    13,651
        Depreciation                                         48,417     30,493
	(Increase) decrease in:
                Accounts receivable                           5,992    (28,002)
                Prepaid expenses and other                    8,108        354
                Inventory                                    23,295          -
	Increase (decrease) in:
		Accounts payable and accrued
                              expenses                        3,155     (3,354)
                Deferred income                              (8,167)    58,586
Net cash provided by operating activities                   324,732    242,273
Cash flows used in investing activities:
        Capital expenditures                                (47,867)   (74,515)
        Purchase of investment securities                  (100,000)   (47,127)
                Net cash used in investing activities      (147,867)  (121,642)















See accompanying notes to consolidated financial statements.

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED STATEMETS OF CASH FLOWS
YEARS ENDED OCTOBER 31,
(continued)



                                                            1995        1994

Cash flows used in financing activities:
   Joint Venturer capital contribution                          -       25,000
   Repayments of loans to banks and related parties       (54,765)    (628,635)
      Net cash, debentures used in financing activities   (54,765)    (603,635)
      Net (decrease) increase in cash and equivalents     122,100     (483,004)

Cash and equivalents at beginning of year                 280,668      763,672

Cash and equivalents at end of year                     $ 402,768    $ 280,668


Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
        Interest                                       $   21,853    $  46,306













See accompanying notes to consolidated financial statements

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994


NOTE A- SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS) and its wholly-owned subsidiary, MAS
Laboratories, Inc. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements also include 100% of the assets, liabilities and operating results of Assistance Services of America, Inc.
(ASA). Pursuant to a joint venture agreement, the Company formed ASA and purchased 250 shares (50%) of ASA common stock in fiscal 1994 for $25,000 in cash. The Joint Venture's Interest reflected on the 1995 consolidated balance sheet and the consolidated statement of earnings represents the other joint venturer's share (50%) of ASA's equity and 1995 results of operations.

Business Operations

MAS provides medical advice to ocean-going vessels and other individuals or entities located outside the continental United States. ASA commenced operations in March, 1994 and provides medical assistance services to travel insurance companies in Canada and the United States. MAS Laboratories is currently inactive.

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994


NOTE A- SUMMARY OF ACCOUNTING POLICIES-CONTINUED

Revenue Recognition

Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract. Revenues from contracts based on usage are recognized when the services are rendered. Other revenues are recognized at the time services or goods are provided.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment and 25 years for building and improvements). The straight line method of depreciation is also used for tax purposes.


Income Taxes
Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Standards No. 109, " Accounting for Income Taxes". Deferred and prepaid taxes are provided for on items which are recognized in different periods for financial and tax reporting purposes.

Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994


NOTE B- INVESTMENTS

Investments, at original cost, are comprised of the following as of October 31, 1996:

        U.S. Government Obligations (market value of $ 308,755)      $ 327,468
           100,000 shares of F & E Resource Systems Technology, Inc.
 restricted common stock (market value of $ 100,000)          100,000
                                                                     $ 427,468

The investments are classified as noncurrent assets and are stated at cost as it is management's intention to hold the securities.

NOTE C-LONG-TERM DEBT

Long-term debt consists of the following:
        Note payable to law firm                                        $ 4,860
        Note payable, monthly payments of principal and interest of
        $3,200 through June, 1997 (rate of 10.5% per annum); secured by the Company's accounts receivable, mortgage secured by a second deed of trust on the Company's building, and
        guaranteed by an officer/shareholder                             38,604
        Mortgage payable secured by first deed of trust on Company's
        building and land                                               142,952
                                                                        186,416
Less current maturities                                                  39,660
Net long-term debt                                                    $ 146,756

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994



NOTE C- LONG-TERM DEBT- CONTINUED

Aggregate maturities of long-term debt as of October 31, 1995 are as follows:
                        Year                                Amount
                        1996                              $ 39,660
			1997				     4,100
			1998				     2,500
                        1999                                 2,700
                        2000 and after                     137,456
            					          $186,416

NOTE D- RELATED PARTY TRANSACTIONS

Hall & Associates, P.A., which is owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provides medical professional services to MAS. Amounts paid to Hall & Associates, P.A. represent fees for professional services rendered and premiums on professional liability insurance. During 1995 and 1994, the Company paid Hall & Associates, P.A. $ 322,076 and $309,434, respectively, in fees and professional liability insurance premium payments made on Hall & Associates, P.A.'s behalf.

During fiscal years 1995 and 1994, Thomas M. Hall, M.D., received $48,720 and $44,448, respectively, representing a percentage of the Company's gross sales of certain travel-related medical services.

The Company entered into a cooperative venture with Mondial Assistance of Paris, France (Mondial) to market the programs and services of Mondial through ASA, the Company's 50%-owned joint venture. Additionally, as a result of its affiliation with Mondial (which is also a shareholder in the Company), the Company derived revenues of $ 225,000 and $216,000 during 1995 and 1994, respectively, exclusive of the joint venture activities. At October 31, 1995, accounts receivable from Mondial were approximately $ 91,000.

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994


NOTE E-STOCK OPTIONS AND WARRANTS

MAS has issued options to purchase 200,000 shares of its common stock to its Chief Executive Officer, 50,000 of which are exercisable at $.875 per share and have no expiration date, 50,000 of which are exercisable at $.50 per share through February, 1998, 50,000 of which are exercisable at $.50 per share through February 28, 1999 and 50,000 of which are exercisable at $.50 per share through February 28, 2000. The Company has issued 50,000 options to two key employees, 10,000 of which are exercisable at $.50 per share through February 28, 1998, 20,000 exercisable at $.50 per share through February 28, 1999 and 20,000 exercisable at $.50 per share through February 28, 2000.

During 1991, The Company entered into a receipt and release agreement with a creditor which included a detachable warrant for the purchase of MAS common stock. The warrant entitles the holder to purchase a number of MAS common shares at $.50 per share in an amount equal to the outstanding balance of the note multiplied by a factor of 2.90, plus the dollar amount of principal paid on the note multiplied by a factor of 1.45 (up to a maximum of 290,000 shares). The warrant is exercisable in whole or in part commencing April 16, 1991 and expires six months after the note is paid in full. The warrant provides for the reservation of warrant shares, protection against dilution, registration under the Securities Act of 1933 and certain other items as described in the warrant agreement. The noteholder has not acquired any shares of MAS common stock pursuant to the detachable warrant.

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994



NOTE F-INCOME TAXES

The Company adopted FAS 109 in 1994. FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company adopted FAS 109 on a prospective basis resulting in a noncash tax benefit of $349,698, representing the cumulative effect on prior years of adopting the accounting change in 1994.

Components of deferred tax assets as of October 31, 1995 are as follows:
   	Current
                Deferred  income                                     $   5,627
		Allowance for doubtful accounts                          7,069
                        Current deferred tax asset                      12,698

	Noncurrent
                Net operating loss carryforwards                       830,333
		Other                                                                    663
                        Noncurrent deferred tax asset                  830,996

                        Valuation allowance                            497,371
                                                                       333,625
                        Net deferred tax asset                       $ 346,323

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994


NOTE F- INCOME TAXES-CONTINUED

Deferred tax components are included in the following balance sheet captions:

                Current assets                                   $   12,698
                     Deferred income taxes                          333,625
                                                                  $ 346,323

Deferred income taxes (asset) were increased in 1995 by $11,083 and in 1994 by $7,678.

The Company has sustained profitable operations for the past five years and management expects this to continue. Therefore, management believes it is more likely than not that it can realize deferred tax assets totaling approximately $346,000 over the next five years.

The Company's effective tax rate differs from the U.S. statutory rate due to availability of net operating loss deductions.

In 1995 and 1994, MAS utilized approximately $272,000 and $137,000, of operating loss carryforwards on its tax return. For tax reporting purposes, unused net operating losses approximate $2,380,000, which expire as follows:

                Year                                      Amount
                1997                                  $  104,000
		1998					 417,000
                1999                                      25,000
		2000					 229,000
		2001					 315,000
		2002					 376,000
		2003					 226,000
                2004                                     316,000
		2005					 106,000
		2006				       	 266,000
                                Total                $ 2,380,000

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994


NOTE F-INCOME TAXES-CONTINUED

The deferred tax asset related to the carryforward is approximately $830,000. Approximately $ 497,000 of this amount has been reserved and included in the valuation allowance.

Prior to the adoption of FAS 109, the Company did not record deferred taxes.


NOTE G- MAJOR CUSTOMERS

Revenue from two major customers approximated $ 685,000 or 35% of sales for the year ended October 31, 1995. Revenue from two major customers approximated $521,000 or 29% of sales for the year ended October 31, 1994.

NOTE H- CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

NOTE I- RETIREMENT PLAN

In 1994 the Company adopted a retirement savings plan (Plan) in accordance with section 401(k) of the Internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan's agreement. Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law. The Company provides for discretionary matching contributions to the Plan equal to a percentage of the participant's contributions. The Company's contributions in 1995 and 1994 were $ 898 and $1,169, respectively.

MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1995 AND 1994



NOTE J- EARNINGS PER SHARE

Earnings per common share for the years ended October 31, 1995 and 1994 are based upon 3,816,933 shares representing the weighted average number of shares outstanding. Stock options and warrants have not been included as they would not materially affect per share amounts.

EXHIBITS











































EXHIBIT INDEX



   Number              Description of Exhibit               Page

    (11)               Computation of Earnings per Common
                      and Common Share Equivalents           E-1
































MEDICAL ADVISORY SYSTEMS, INC.

COMPUTATION OF EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARES

For the years ended October 31, 1995 and 1994



                                                        1995           1994

Shares outstanding at beginning of period             3,816,933      3,816,933

Weighted average of common shares issued
 during the period                                            -              -
Weighted average of common shares outstanding
 during the period                                    3,816,933      3,816,933

Stock options and warrants outstanding- not
        included as they have no dilutive effect              -              -

Shares used in computing earnings per
common share                                          3,816,933      3,816,933

Earnings per common share ($268,143/3,816,933)             $.07

Earnings per common share ($555,223/3,816,933)             $.15


E-1