Form 10QSB
period 1996-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 1996-03-21
CIK 771252

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1996		Commission File No. 2-98314-W

MEDICAL ADVISORY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

         Delaware                              52-1233960
------------------------------     -----------------------------------
(State of other Jurisdiction of    (I.R.S. Employer Identification No.)
incorporated or organization)


8050 Southern Maryland Boulevard, Owings, Maryland     20736
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (301) 855-8070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)                        No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,882,873 shares of Common Stock ($0.005 par value per share) outstanding at January 31, 1996



INDEX

MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	Balance Sheet - January 31, 1996 and October 31, 1995

	Statement of Operations - Three months ended January 31, 1996 and 1995

	Statement of Cash Flow - Three months ended January 31, 1996 and 1995

	Notes of Condensed Financial Statements:  January 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                    MEDICAL ADVISORY SYSTEMS, INC.

                      CONSOLIDATED BALANCE SHEET



                                  January 31            October 31
                                     1996                  1995

                                             UNAUDITED
                                             (NOTE-A)
 ASSETS

   CURRENT ASSETS
         Cash                        $ 319,077       $ 402,768
         Receivables, net              794,529         430,474
         Prepaid expenses and other     15,686          12,698


         TOTAL CURRENT ASSETS        1,129,292         845,940

   PROPERTY AND EQUIPMENT, NET         291,490         269,873

   OTHER ASSETS
          Investments                  427,468         427,468
          Inventory - Pharmaceuticals   21,347          23,295
          Deferred income taxes        333,625         333,625
                                     ---------       ---------
             TOTAL OTHER ASSETS      $ 782,440       $ 784,388

                   TOTAL ASSETS     $2,203,222      $1,900,201





                        MEDICAL ADVISORY SYSTEMS, INC.

                    CONSOLIDATED BALANCE SHEET - CONTINUED


                                            January 31         October 31
                                               1996               1995

                                                    UNAUDITED
                                                    (NOTE-A)


LIABILITIES AND SHAREHOLDER'S EQUITY

   CURRENT LIABILITIES
         Current Maturities LT Debt              $  34,800        $  39,660
         Accounts payable & accrued expenses       608,779          303,745
         Deferred income                                          79,689
                                                  --------         --------
                     TOTAL CURRENT LIABILITIES     643,579          423,094

  Long-term liabilities to Banks and Others        137,764          146,756

                          TOTAL LIABILITIES      $ 781,343         $569,850

   JOINT VENTURER'S INTEREST                        64,888           24,507

   SHAREHOLDERS' EQUITY


        Common Stock, $0.005 par value -
           Authorized:  6,000,000 shares
           Issued:  3,869,938 shares                19,415           19,415
        Convertible Preferred Stock, $1.75 par value
           Authorized: 1,000,000 shares
           Issued:  none                                 0                0
        Additional capital                      $3,824,778       $3,824,778
        Accumulated deficit                    (2,443,621)      (2,494,766)
        Treasury Stock at Cost - 65,940 shares    (43,583)         (43,583)



                    NET SHAREHOLDER EQUITY     $ 1,356,989     $ 1,305,844



    TOTAL LIABILITIES AND EQUITY                $2,203,220      $1,900,201




                     MEDICAL ADVISORY SYSTEMS, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                                                       Three Months
                                                       Ended January 31
                                                      1996           1995

Revenues:
     Maritime Program Services                      $175,819        $208,074
     Assistance Services                             190,783          59,192
     Pharmaceutical Sales                             90,970         107,967
     Training Services                                32,418          45,571
     Clinic Program                                   33,239           8,436
     Other revenue                                    11,113          17,457
     Interest Revenue                                  7,703           6,432
                                                    --------         -------
     Total revenue                                   542,045         453,128

Costs and expenses:
      Pharmaceutical cost of goods                  $ 49,218        $ 58,889
      Medical professional services                   73,200          70,582
      Cost of clinic services                         18,115           6,150
      Cost of training services                        5,947          10,640
      Salaries and wages                             144,358         115,333
      Other selling, general and
         administrative expenses                     146,824         104,135
      Depreciation and amortization                    9,119          13,317
      Interest, net                                    3,738           6,273
                                                     -------         -------
      Total costs and expenses                       450,519         385,319

 Profit (loss) before joint venturer's interest      $91,526          67,809

 Joint venturer's interest                         ($40,380)           4,861

 Net profit                                          $51,146         $72,670

Earnings per share                                      $.01            $.02

Outstanding shares used to calculate
   earnings per share                              3,882,873       3,882,873



                      MEDICAL ADVISORY SYSTEMS, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)



                                             Three Months Ended January 31

                                                1996                 1995



Cash flows from operating activities:
       Net earnings for the period              $  51,146       $  72,670
       Adjustments to reconcile net earnings
       to net cash provided by operating activities:
          Depreciation and amortization             9,119          13,317
          Equity interest in joint venture losses  40,380         (4,861)
               (Increase) decrease in:
                   Accounts Receivable          (364,055)         144,269
                   Inventory - Pharmaceuticals      1,948        (18,472)
                   Prepaid expenses and other     (2,988)             153
        Increase (decrease) in:
         Accounts payable and accrued expenses    305,034        (94,236)
                        Deferred income          (79,689)        (63,285)
                                              -----------     -----------
Net cash provided by (used for)
          operating activities                 $ (39,105)      $  49,555

Cash flow from investing activities:
        Purchase of Investments Securities                     (100,000)
        Capital expenditures                    (30,734)         (7,115)

Net cash provided by (used in)
          investing activities                 ($30,734)      ($107,114)

Cash flows from financing activities
        Repayments of loans to banks
        and related parties                     (13,852)       (14,056)

Net cash provided by (used in)
          financing activities                 ($13,852)      ($14,056)

Net increase (decrease) in cash                 (83,691)       (71,615)

Cash at beginning of the period                  402,768        280,668

Cash at end of the period                     $  319,077     $  209,053




                      MEDICAL ADVISORY SYSTEMS, INC.

           NOTES OF CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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


MEDICAL ADVISORY SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

	Revenues from maritime program services were $175,819 for the first three months of FY 1996 compared to $208,074 for the same period in FY 1995. This reflects a decline in revenue due to reductions in the size of the US merchant marine deep-draft fleet. Fleet reductions by US vessel owners are expected to continue as government subsidies for merchant vessels decline. Management is making efforts to stabilize revenues from this core program by expanding marketing efforts in other maritime sectors.


        The Company earned $190,783 in revenues from sales of assistance services during the first three months of FY 1996, a 68% increase compared to $59,192 for the same period of FY 1995. The increase is primarily a result of new contracts obtained by the Company's subsidiary Assistance Services of America (ASA), Inc. ASA is a joint venture between the Company and the French Company SACNAS International, SA. The joint venture was formed in November 1993 to market specialized travelers' assistance and insurance claims handling services to companies in North
        America. Revenues from the sale of assistance products are expected to continue to increase during FY 1996.

        Revenues from pharmaceutical sales were $90,970 for the first quarter of FY 1996, a 16% decrease compared to the same period in FY 1995.
        This decrease parallels the decrease in maritime program services caused by a reduction in the size of the US merchant marine deep-draft fleet. Management expects pharmaceutical sales to increase through FY 1996 as a result of continuing marketing efforts in other maritime sectors.

	The Company's Response to Illness at Sea Training Program provided revenues of $32,418 for the period, a 29% decrease compared to training revenues of $ 45,571 in the first quarter of FY 1995. The decrease occurred due to postponement of a major training class from the first quarter to the second quarter. Management anticipates that increased revenues from this program in the second quarter will offset the first quarter decrease.

        Clinic services revenues were $33,239 for the first three months of FY 1996, a 290% increase compared to $8,436 for the same period of 1995. The increase primarily reflects revenues from a large short term contract. Management therefore anticipates revenues will return to FY 1995 levels.


MEDICAL ADVISORY SYSTEMS, INC.

PART III - OTHER INFORMATION

Item I.  Legal Proceedings

	None.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits.  None
	(b)  Reports on Form 8-K.  None





MEDICAL ADVISORY SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					MEDICAL ADVISORY SYSTEMS, INC.
                                                 Registrant)



Date: March 18, 1996                        _________________________________
                                                      Thomas M. Hall, M.D.
                                                      Chief Executive Officer



10