Form 10QSB
period 1996-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 1996-06-17
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                              Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 1996		Commission File No. 2-98314-W

                       MEDICAL ADVISORY SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                52-1233960
   (State of other Jurisdiction of        (I.R.S. Employer Identification No.)
    incorporated or organization)


8050 Southern Maryland Boulevard, Owings, Maryland                    20736
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

                 Yes (X)                        No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          3,882,873 shares of Common Stock ($0.005 par value per share)
                      outstanding at January 31, 1996



                                   INDEX

                      MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Balance Sheet - April 30, 1996 and October 31, 1995

          Statement of Operations - Six  months ended April 30, 1996 and 1995

          Statement of Cash Flow - Six  months ended April 30, 1996 and 1995

          Notes of Condensed Financial Statements:  April 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                      MEDICAL ADVISORY SYSTEMS, INC.

                       CONSOLIDATED BALANCE SHEET



                                                    April 30       October 31
                                                      1996            1995
                                                   --------------------------
                                                             UNAUDITED
                                                             (NOTE-A)

ASSETS

   CURRENT ASSETS
       Cash                                      $   461,612     $   402,768
       Receivables, net                              600,971         430,474
       Prepaid expenses and other                     14,871          12,698
                                                   ---------         -------
                  TOTAL CURRENT ASSETS             1,077,454         845,940

    PROPERTY AND EQUIPMENT, NET                      315,705         269,873

   OTHER ASSETS
       Investments                                   427,468         427,468
       Inventory - Pharmaceuticals                    25,787          23,295
       Deferred income taxes                         333,625         333,625
                                                   ---------       ---------
                  TOTAL OTHER ASSETS             $   786,880     $   784,388




                        TOTAL ASSETS             $ 2,180,039     $ 1,900,201
                                                  ==========      ==========

        The accompanying notes are an integral part of these statements.


                      MEDICAL ADVISORY SYSTEMS, INC.

                 CONSOLIDATED BALANCE SHEET - CONTINUED


                                                    April 30         October 31
                                                      1996              1995
                                                   ----------------------------
                                                           UNAUDITED
                                                           (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

   CURRENT LIABILITIES
       Current Maturities LT Debt                $    22,886     $    39,660
       Accounts payable & accrued expenses           252,287         303,745
       Deferred income                               199,387          79,689
                                                   ---------       ---------

                 TOTAL CURRENT LIABILITIES           474,560         423,094

   Long-term liabilities to Banks and Others         140,461         146,756



                 TOTAL LIABILITIES               $   615,021     $   569,850


JOINT VENTURER'S INTEREST                            103,462          24,507



SHAREHOLDERS' EQUITY
       Common Stock, $0.005 par value -
         Authorized:  6,000,000 shares
         Issued:  3,869,938 shares                    19,415          19,415
       Convertible Preferred Stock,
        $1.75 par value
         Authorized: 1,000,000 shares
         Issued:  none                                     0               0
        Additional capital                         3,824,778       3,824,778
        Accumulated deficit                       (2,339,054)     (2,494,766)
        Treasury Stock at Cost - 65,940 shares       (43,583)        (43,583)
                                                 -----------      ----------

                 NET SHAREHOLDER EQUITY          $ 1,461,556     $ 1,305,844
                                                 -----------     -----------


    TOTAL LIABILITIES AND EQUITY                 $ 2,180,039     $ 1,900,201
                                                 ===========     ===========

        The accompanying notes are an integral part of these statements.


                      MEDICAL ADVISORY SYSTEMS, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)


                                       Three Months             Six Months
                                      Ended April 30          Ended April 30
                                    1996          1995     1996          1995
                                   --------------------   --------------------

Revenues:
  Maritime Program Services        $ 191,609  $ 224,821   $ 378,541  $ 449,995
  Assistance Services                195,333     86,315     386,116    145,507
  Pharmaceutical Sales               129,239    112,197     220,209    220,164
  Training Services                   76,592     43,351     109,010     88,923
  Clinic Program                       3,620      6,948      36,859     15,384
  Other revenue                          875      1,635         875      1,992
                                   ---------  ---------   ---------  ---------

  Total revenue                      597,268    475,267   1,131,610    921,965
                                   ---------  ---------   ---------  ---------


Costs and expenses:
  Pharmaceutical cost of goods     $  66,400  $  65,214   $ 115,618  $ 124,103
  Medical professional services       86,284     68,490     159,484    139,072
  Cost of clinic services              2,439      4,174      20,554     10,325
  Cost of training services           14,704     12,606      20,651     23,245
  Salaries and wages                 126,031    113,831     270,389    229,164
  Other selling, general and
     administrative expenses         161,087    141,291     307,911    245,426
  Depreciation and amortization        9,069      6,352      18,188     19,669
  Interest expense (net)             (11,887)    (1,092)    (15,852)    (1,251)
                                   ---------  ---------   ---------  ---------

  Total costs and expenses           454,127    410,866     896,943    789,752
                                   ---------  ---------   ---------  ---------

Profit (loss) before joint
       venturer's interest         $ 143,141  $  64,401   $ 234,667  $ 132,213

Joint venturer's interest            (38,574)     1,122     (78,954)     5,983
                                   ---------  ---------   ---------  ---------

Net profit                         $ 104,567  $  65,523   $ 155,713  $ 138,195
                                   =========  =========   =========  =========

Earnings per share                      $.03       $.02        $.04       $.04
                                   ---------  ---------   ---------  ---------

Outstanding shares used to
 calculate earnings per share      3,882,873   3,882,873  3,882,873  3,882,873
                                   ---------  ---------   ---------  ---------


                      MEDICAL ADVISORY SYSTEMS, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)



                                                    Six Months Ended April 30
                                                          1996         1995
                                                    -------------------------

Cash flows from operating activities:
   Net earnings for the period                        $  155,713   $  138,195
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
   Depreciation and amortization                          18,188       19,669
   Equity interest in joint venture income (losses)       78,954       (5,984)
     (Increase) decrease in:
           Accounts Receivable                          (170,497)      68,728
           Inventory - Pharmaceuticals                    (2,492)     (15,124)
           Prepaid expenses and other                     (2,173)      (2,819)
      Increase (decrease) in:
           Accounts payable and accrued expenses          97,102      (44,955)
           Deferred income                               (25,862)     (67,693)


Net cash provided by (used for) operating activities  $  148,933   $   90,018

Cash flow from investing activities:
   Purchase of Investments Securities                        -       (100,000)
   Capital expenditures                                  (64,020)     (24,707)
                                                      -----------  -----------

Net cash provided by (used in) investing activities   $  (64,020)  $ (124,707)


Cash flows from financing activities
   Repayments of loans to banks and related parties      (26,069)     (27,476)
                                                      -----------  -----------

Net cash provided by (used in) financing activities   $  (26,069)  $  (27,476)


Net increase (decrease) in cash                           58,844      (62,165)

Cash at beginning of the period                          402,768      280,668
                                                      -----------  -----------

Cash at end of the period                             $  461,612   $  218,503
                                                      ==========   ==========



                      MEDICAL ADVISORY SYSTEMS, INC.

           NOTES OF CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Summary of Accounting Policies

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to form 10-QSB, and therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1995.




                         MEDICAL ADVISORY SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       Total revenues for the Company were $1,131,610 for the first six months of FY 1996 compared to $921,965 for the same period in FY 1995, an increase
of 22.7%.   Growth of the Company's business has resulted in continuing gains
in liquidity and shareholders' equity.   The Company has sufficient cash on
hand to meet current operating requirements.   Our discussion and analysis of
the Company's various programs is as follows:

       Revenues from maritime program services were $378,541 for the first six months of FY 1996 compared to $449,995 for the same period in FY 1995, a 15.9%
decrease.   This decline is due to continuing reductions in the size of the
U.S. merchant marine fleet and increasing competition in the market place. Additional fleet reductions by U.S. vessel owners are expected as government
subsidies for deep-draft merchant vessels decline.   Management is making
efforts to stabilize revenues from this core program by expanding marketing efforts in other maritime and transportation sectors.

       The Company had $386,116 in revenues from sales of assistance services during the first six months of FY 1996, a 165 % increase compared to $145,507
reported for the same period in FY 1995.   The increase is primarily a result
of new contracts obtained by the Company's subsidiary Assistance Services of
America (ASA), Inc.   ASA is a joint venture between the Company and the
French company SACNAS International, S.A. The joint venture was formed in November, 1993 to market specialized travelers' assistance and insurance claims handling services to companies in North America. Revenues from the sale of assistance services are expected to continue to increase during FY 1996.

       Revenues from pharmaceutical sales were $220,209 for the first half of FY 1996 compared to revenues of $220,164 for the same period of FY 1995. Revenues for the second quarter of FY 1996 were $129,239 an increase of 42.1% over first quarter FY 1996 revenues and a 15.7% increase compared to the second
quarter of  FY 1995.   The increases primarily reflect adoption of the
Company's pharmaceutical supply and inventory control program by new customers. Management expects pharmaceutical sales to continue to be strong through FY 1996.

       The Company's training programs provided revenues of $109,010 for the first half of FY 1996, a 23% increase compared to training revenues of
$ 88,923 in the first half of  FY 1995.   To strengthen service capability,
the Company is using more in-house personnel and fewer outside contractors to
function as instructors.   This has resulted in a shifting of instructors'
costs from "Cost of Training Services" to "Salaries and Wages" on the Company's Consolidated Statement of Operations.

       Clinic services revenues were $36,859 for the first six  months of
FY 1996, a 140% increase compared to $15,384 for the same period of 1995.
The increase primarily reflects revenues accrued in the first quarter of
FY 1996 from a large short-term contract.   Revenues for the second quarter of
FY 1996 returned to FY1995 levels and this trend is expected to continue for the remainder of the fiscal year.



                         MEDICAL ADVISORY SYSTEMS, INC.

PART II - OTHER INFORMATION

Item I.  Legal Proceedings
- --------------------------
	None.

Item 2.  Changes in Securities
- ------------------------------
	None.

Item 3.  Defaults from Senior Securities
- ----------------------------------------
	None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
	Not applicable.

Item 5.  Other Information
- --------------------------
	None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
	(a)  Exhibits.  None
	(b)  Reports on Form 8-K.  None





                         MEDICAL ADVISORY SYSTEMS, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MEDICAL ADVISORY SYSTEMS, INC.
                                           ------------------------------
                                                   (Registrant)



Date: June 14, 1996                        ___________________________________
                                                       Thomas M. Hall, M.D.
                                                       Chief Executive Officer