Form 10QSB
period 1996-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 1996-09-13
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C.  20549

				Form 10-QSB

		 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1996         Commission File No. 2-98314-W

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

           3,869,938 shares of Common Stock ($0.005 par value per share) outstanding at January 31, 1996



                                    INDEX

                          MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

	Balance Sheet - July 31, 1996 and October 31, 1995

	Statement of Operations - Three and nine  months ended July 31, 1996 and 1995

	Statement of Cash Flow - Nine months ended July 31, 1996 and 1995

	Notes of Condensed Financial Statements:  July 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                          MEDICAL ADVISORY SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                  July 31         October 31
                                                    1996             1995
                                                  --------------------------
                                                          UNAUDITED
                                                           (NOTE-A)
ASSETS
 CURRENT ASSETS
   Cash                                         $  517,267        $  402,768
   Accounts receivable, net                        569,041           430,474
   Prepaid expenses and other                       14,056            12,698
   Inventory - Pharmaceuticals                      11,496            23,295
                                                ----------        ----------

   TOTAL CURRENT ASSETS                          1,111,860           869,235

 PROPERTY AND EQUIPMENT, NET                       401,531           269,873

 OTHER ASSETS
   Investments                                     427,468           427,468
   Deferred income taxes                           333,624           333,625
                                                ----------        ----------
            TOTAL OTHER ASSETS                     761,092           761,093


TOTAL ASSETS                                    $2,274,483        $1,900,201
                                                ==========        ==========

             The accompanying notes are an integral part of these statements.


                          MEDICAL ADVISORY SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEET - CONTINUED


                                                  July 31         October 31
                                                    1996             1995
                                                  --------------------------
                                                          UNAUDITED
                                                           (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES
   Current maturities of long term debt         $   34,757        $   39,660
   Accounts payable & accrued expenses             260,565           303,745
   Deferred income and other liabilities           237,322            79,689
                                                ----------        ----------

            TOTAL CURRENT LIABILITIES              532,644           423,094

   Long-term debt, less current maturities         119,114           146,756
                                                ----------        ----------

            TOTAL LIABILITIES                      651,758           569,850
                                                ----------        ----------

JOINT VENTURER'S INTEREST                          119,570            24,507

SHAREHOLDERS' EQUITY

   Common stock, $0.005 par value -
    Authorized:  6,000,000 shares
    Issued:  3,869,938 shares                       19,415            19,415
   Convertible preferred stock, $1.75 par value
    Authorized: 1,000,000 shares
    Issued:  none                                        0                 0
   Additional paid-in capital                    3,824,778         3,824,778
   Accumulated deficit                          (2,297,455)       (2,494,766)
   Treasury stock at cost - 65,940 shares          (43,583)          (43,583)
                                                ----------        ----------
            NET SHAREHOLDER EQUITY               1,503,155         1,305,844
                                                ----------        ----------

TOTAL LIABILITIES AND EQUITY                    $2,274,483        $1,900,201
                                                ==========        ==========

             The accompanying notes are an integral part of these statements.


                          MEDICAL ADVISORY SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                         Three Months          Nine Months
                                        Ended July 31        Ended July 31
                                         1996     1995       1996       1995
Revenues:                            -------------------  -------------------

   Assistance Services               $ 182,219 $ 109,740  $ 568,335  $ 255,246
   Maritime Program Services           182,736   200,332    561,277    650,327
   Pharmaceutical Sales                101,068   111,737    321,277    331,901
   Training Services                    27,309    47,220    136,319    136,143
   Clinic Program                        9,820    11,140     46,679     26,525
   Interest income (net)                 4,047       910     10,290      2,161
   Other revenue                           585       120      1,460      2,111
                                     --------- ---------  ---------  ---------

   Total revenue                       507,784   481,199  1,645,637  1,404,414
                                     --------- ---------  ---------  ---------


Costs and expenses:
   Pharmaceutical cost of goods      $  50,624 $  66,211  $ 166,242  $ 190,313
   Medical professional services        73,024    79,868    232,508    218,939
   Cost of clinic services               5,689     6,632     26,243     16,956
   Cost of training services             7,461     8,701     28,112     31,946
   Salaries and wages                  155,398   138,951    425,787    368,115
   Other selling, general and
     administrative expenses           148,812   112,019    447,114    357,447
   Depreciation and amortization         9,069     8,956     27,257     28,625
                                     --------- ---------  ---------  ---------

   Total costs and expenses            450,077   421,338  1,353,263  1,212,341
                                     --------- ---------  ---------  ---------
Profit (loss) before joint
       venturer's interest              57,707    59,861    292,374    192,073

Joint venturer's interest              (16,108)  (12,383)   (95,062)   (6,400)
                                     --------- ---------  ---------  ---------
Net profit                           $  41,599 $  47,478  $ 197,312  $ 185,673
                                     ========= =========  =========  =========

Earnings per share                        $.01      $.01       $.05       $.05

Outstanding shares used to calculate
 earnings per share                  3,816,933 3,816,933  3,816,933  3,816,933
                                     --------- ---------  ---------  ---------
             The accompanying notes are an integral part of these statements.


                          MEDICAL ADVISORY SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                               July 31
                                                            1996       1995
                                                         --------------------
Cash flows from operating activities:
   Net earnings for the period                           $ 197,312  $ 185,673
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                           27,257     28,625
    Equity interest in joint venture income (losses)        95,062      6,400
      (Increase) decrease in:
         Accounts Receivable                              (138,567)   117,979
         Inventory - Pharmaceuticals                        11,799    (23,868)
         Prepaid expenses and other                         (1,358)     4,473
      Increase (decrease) in:
         Accounts payable and accrued expenses             (43,180)    44,604
         Deferred income and other liabilities             157,633    (73,660)
                                                         ---------- ----------

Net cash provided by (used for) operating activities     $ 305,958  $ 290,226

Cash flow from investing activities:
    Purchase of Investments Securities-                              (100,000)
    Capital expenditures                                  (158,914)   (40,865)
                                                         ---------- ----------

    Net cash provided by (used in) investing activities ($158,914) ($140,865) Cash flows from financing activities
         Repayments of loans to banks and related parties  (32,545)   (40,932)
                                                         ---------- ----------

    Net cash provided by (used in) financing activities   ($32,545)  ($40,932)

    Net increase (decrease) in cash                        114,499    108,429

    Cash at beginning of the period                        402,768    280,668
                                                         ---------- ----------

    Cash at end of the period                            $ 517,267  $ 389,097
                                                         =========  =========

             The accompanying notes are an integral part of these statements.


                          MEDICAL ADVISORY SYSTEMS, INC.

                   NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A - Summary of Accounting Policies
General
- -------
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and, therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

    In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1995.

Consolidated Statements
- -----------------------
    The consolidated financial statements include the accounts of Medical Advisory Statements, Inc. (MAS) and its wholly-owned subsidiary, MAS Laboratories, Inc. (collectively "the Company"). Significant intercompany transactions have been eliminated in consolidation.
    The consolidated financial statements also include 100% of the assets, liabilities and operating results of Assistance Services of America, Inc.
(ASA). The Company owns 50% of ASA's common stock. The Joint Venture's Interest reflected on the consolidated balance sheet and the consolidated statement of earnings represents the other joint venturer's share (50%) of ASA's equity and results of operations.
The following summarizes ASA's condensed statement of operations for the nine months ended July 31, 1996:

	Revenues, net of direct expenses        $  273,605

        Net income                                 190,124

        MAS share (50%)                             95,062

        Earnings per share                             .02


                          MEDICAL ADVISORY SYSTEMS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              THREE AND NINE MONTHS ENDED JULY 31, 1996 AND 1995

Results of Operations
- ---------------------

    Total revenues for the Company were $1,635,347 for the first nine months of FY 1996 compared to $1,402,253 for the same period in FY 1995, an increase of 16.6%. Revenues for the quarter ended July 31, 1996 were $507,784 an increase of 5.5% over revenues of $481,199 for the same period in FY 1995. Growth of the Company's business has resulted in continuing gains in liquidity
and shareholders' equity.   The Company has sufficient cash on hand to meet
current operating requirements.   Our discussion and analysis of the Company's
various programs is as follows:

    The Company had $568,335 in revenues from sales of assistance services during the first nine months of FY 1996, a 122.7 % increase compared to $255,246 reported for the same period in FY 1995. Revenues for the quarter ended July 31, 1996 were $182,219 an increase of 66% over revenues of $109,740 for the same period in FY 1995. Increases are primarily the result of new contracts obtained by the Company's subsidiary Assistance Services of America
(ASA), Inc.   ASA is a joint venture between the Company and the French
company SACNAS International, S.A. The joint venture was formed in November, 1993 to market specialized travelers' assistance and insurance claims handling services to companies in North America. Revenues from the sale of assistance services are expected to continue to increase during FY 1996.

    Revenues from maritime program services were $561,277 for the first nine months of FY 1996 compared to $650,327 for the same period in FY 1995, a 13.7% decrease for the nine month period. Revenues for the quarter ended July 31, 1996 were $182,736 a decrease of 8.8% over revenues of $200,332 for the same period in FY 1995. These declines are due to continuing reductions in the size of the U.S. merchant marine fleet and increasing competition in
the market place.   Additional fleet reductions by U.S. vessel owners are
expected as government subsidies for deep-draft merchant vessels decline. Management is making efforts to stabilize revenues from this core program by expanding marketing efforts into other maritime and transportation sectors.

    Revenues from pharmaceutical sales were $321,277 for the three quarters of FY 1996 compared to revenues of $331,901 for the same period of FY 1995,a 3.2% decrease for the nine month period. Revenues for the quarter ended July 31, 1996 were $101,068 a decrease of 9.5% over revenues of $111,737 for the same period in FY 1995. These decreases are a result of new market competition for pharmaceutical sales to a major client. Early forth quarter pharmaceutical order levels indicate that pharmaceutical sales should stabilize for the remainder of FY 1996.

    The Company's training programs provided revenues of $136,319 for the first nine months of FY 1996, compared to training revenues of $ 136,143 for the same period of FY 1995. Revenues for the quarter ended July 31, 1996 were $27,309 a decrease of 42.2% over revenues of $47,220 for the same period in
FY 1995.  The decrease in third quarter revenues is primarily due to delays in the scheduling of several training programs. Revenues from these programs will be recognized in the forth quarter of 1996. To strengthen service capabilities, the Company is using more in-house personnel and fewer outside
contractors to function as instructors.   This has resulted in some shifting
of instructors' costs from "Cost of Training Services" to "Salaries and Wages" on the Company's Consolidated Statement of Operations.

    Clinic services revenues were $46,679 for the first nine months of FY 1996, a 76.0% increase compared to $26,525 for the same period of 1995. Revenues for the quarter ended July 31, 1996 were $9,820, a decrease of 11.8% over revenues of $11,140 for the same period in FY 1995. Revenues for the fourth quarter of FY 1996 are expected to remain at the third quarter levels.


Liquidity and Capital Resources
- -------------------------------

    As the Company's business has continued to grow, the Company's liquidity requirements continue to increase. During the first nine months of fiscal 1996, as a result of the Company's 17.2% increase in sales, working capital increased $133,075 and cash flow generated by operations exceeded cash flows used by operations by $305,958. Accounts receivable increased $138,567 because of increased sales. Due to the shipment of several large orders at the end of the quarter, pharmaceutical inventories decreased by $11,799.

    In response to increasing sales of assistance services the Company has begun a 12,000 square foot building expansion at its corporate headquarters. Building costs of $95,380 are reflected in the Company's capital expenditures of $158,914 for the nine months ended July 31, 1996. The Company's planned capital expenditures will be approximately $900,000 during fiscal years 1996 and 1997. The Company believes it will be able to finance these capital expenditures primarily from cash flows from operations and from borrowings. The Company's debt to equity ratio of 0.51:1 at July 31, 1996 compares to a ratio of 0.46:1 reported at October 31, 1995.


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


					MEDICAL ADVISORY SYSTEMS, INC.
                                        ------------------------------
                                                 (Registrant)



Date: September 13, 1996                   __________________________________
                                                    Thomas M. Hall, M.D.
                                                    Chief Executive Officer
                                                    (Duly Authorized Officer
                                                     and Principal Accounting
                                                     and Financial Officer)