Form 10KSB
period 1996-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 1997-02-13
CIK 771252

FORM 10-KSB
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
		For the fiscal year ended    October 31, 1996

                                     OR
[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from                                  to

			Commission file number     2-98314-W

                      MEDICAL ADVISORY SYSTEMS, INC.
            (Name of small business issuer in its charter)

             Delaware                         52-1233960
(State or other jurisdiction of       (IRS  Employer Identification No.)
 incorporation or organization)


  8050 Southern Maryland Blvd., Owings, MD               20736
  (Address of principal executive offices)            (Zip Code)

Issuer's Telephone Number     (301)855-8070

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                Name of each exchange on which registered
     None




Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  None
                            (Title of class)


                            (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X       No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:

	$2,216,221  for the fiscal year ending October 31, 1996.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

	$622,027 estimated as of January 31, 1997.
	3,869,938 Shares of Common Stock ($ 0.005 par value per share) were outstanding at January 31, 1997.



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

	o	24-hour-a-day medical advice services to Health
                Maintenance Organizations (HMO's), multi-national corporations and the international travel industry.

     	o	customized pharmaceutical and medical supply kits
                which are sold to maritime and aviation industries;

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

		During fiscal year 1993, the company entered into an agreement with SACNAS International of Paris, France to market services under their trademark name, "Mondial Assistance," in the U.S., Canada, and Mexico. A newly formed company, Assistance Services of America (ASA) Inc., was organized and incorporated in November of 1993 to promote the joint marketing effort. The company and SACNAS International each have 50% ownership of ASA. Travel Assistance services are being marketed to multi-national corporations and insurance companies. Services include medical consultation and logistical support for individuals traveling outside of their home country. ASA collects fees from the subscribing company. Service fees are paid to MAS for cases in North America or to SACNAS International for cases outside North
America.

	Segments.

		Revenues from the Company's medical assistance services can be broken down as follows:
					Percent of Revenues
                                        Year Ended October 31, 1996

                                         1996             1995


	Assistance		   	  37%	 	   20%

	Maritime Response Services  	  33%		   42%

	Pharmaceutical Sales	  	  18%		   22%

        Training                           8%               8%

	Clinic Services		   	   2%	 	    3%

        Other/Ancillary Services           2%               5%



                                         100%             100%


	Maritime Response Services.

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

		Subscribers to the Company's medical advice service are provided with two standardized and up-to-date manuals which have been developed by the Company; a "Medical Protocol Manual" and a "Pharmaceutical Manual". When a call for medical assistance is received, the caller is guided through the Medical Protocol Manual as prompted by the physician in order to identify the symptoms of the patient. Once the physician has ascertained the nature of the problem, he can advise on proper procedures and treatment making use of the Pharmaceutical
Manual to assist the caller in identifying the proper medicines and supplies. The physician can determine whether a patient can be treated on board or whether shore care is warranted as soon as possible. When the caller identifies himself, a data base enables the physician to examine medical records, if available, and to identify whether or not pharmaceuticals are on board. The center currently receives an average of fifteen to twenty calls each 24-hour period.

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


        Pharmaceutical Sales.

		The Company sells a variety of kits containing pharmaceuticals and medical supplies. Included in the kits are both prescription and nonprescription medications and controlled substances.
The kits are designed following US Government and international guidelines and include the Company's Pharmaceutical Manual which provides information on proper storage, use and inventory control. All medications are specially labeled for use in the Company's system. Previously the Company supplied customers through a subsidiary pharmaceutical company and then through a subcontractor. Now the Company directly supplies pharmaceuticals to its maritime and airline customers through the Company's warehouse facility whose inventory includes various commonly needed pharmaceuticals and supplies. This internalization of the supply function has resulted in greater profitability for the Company and greatly improved service for its customers, who often have time-critical supply needs.

	Assistance.

		A major market for the Company's services is the international travel insurance and assistance industry. Since 1991 the Company has functioned as a correspondent for SACNAS International
(trade name Mondial Assistance), a Paris based assistance corporation with branch offices in 24 countries. The Company provides medical consultation and logistical support for Mondial subscribers who become ill or injured while traveling in the U.S. Services include coordination of medical care, physician consultation, translation assistance, claims handling, and cost containment. The Company charges a fee for consultation and additional fees if the traveler requires special arrangements or other logistical services.

		During fiscal year 1993, the company entered into an agreement with SACNAS International to market services under the trademark name, "Mondial Assistance," in the U.S., Canada, and Mexico.
 A subsidiary company, Assistance Services of America (ASA) Inc., was organized and incorporated in November of 1993 to promote the joint marketing effort. The Company and SACNAS International each have 50% ownership of ASA. Assistance services are being marketed to HMO's, multi-national corporations and insurance companies. Services include medical consultation, logistical support, and access to the Mondial Assistance worldwide network of correspondents for individuals traveling outside of their home country. ASA collects fees from the subscribing company. Service fees are paid to MAS for cases in North America or to SACNAS International for cases outside North America.

	Clinic Services.

		The Company has established a network of approximately 200 U.S. clinics and hospitals through which it provides clinic services. Through this network the Company coordinates pre-placement and periodic physical examinations and U.S. Coast Guard required alcohol and drug testing. The Company receives fees for each examination and for entering medical reports in the Company's depository of more than 20,000 health records. The Company also provides other work, health and safety recommendations to employers.

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


	Markets.

		The primary markets for the Company's products and services are the maritime industry and the assistance industry.

	Maritime.

		The maritime market consists of three primary segments. One market segment consists of privately-owned U.S. flag ships which transport U.S. goods to and from ports within the United States. In this group, there are approximately 400 deep draft vessels for which evacuations due to medical emergencies are complicated and expensive. Over 90% of the companies that operate these vessels utilize the services of the Company. Approximately one-third of the these customers have adopted the Company's pharmaceutical program since it was introduced in late 1983. The Company also has contracts with towing, research, and commercial fishing vessels.

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

	Assistance

		The assistance industry was founded and grew up in
Europe during the 1960's and 1970's. There was a need to provide specialized claims handling services for international travelers who purchased travel insurance. Insurance underwriters found that proper claims handling required the availability of 24-hour call centers, language services, and foreign medical correspondents. Assistance companies were formed to provide these specialized services on behalf of multiple underwriters. Subsequently services were expanded to provide specialized and immediate claims handling for multiple types of insurance policies and manufacturers' warranties. Examples include road-side assistance, legal assistance, home assistance, family assistance, and medical assistance. Assistance is now a multi-billion dollar industry in Europe.
		In the U.S. assistance services have not been developed
to the same extent as in Europe.  However, based on population statistics, and extrapolating from the experience of other Mondial Assistance branch offices, the Company estimates the potential U.S. assistance market to be in excess of one billion dollars. The goal of the Company is to approach this market in a manner that emphasizes the Company's competitive advantages.
		There are three major types of clients to which The Company's subsidiary, Assistance Services of America, has been able to sell assistance services: insurance companies, multi-national corporations, and HMO's. Insurance companies purchase assistance services to gain access to the Company's specialized 24-hour claims handling capabilities.
 The availability of such services allows the insurance company to offer more attractive programs to policy holders while monitoring claims and controlling costs. Multi-national corporations are faced with the challenge of providing medical and operational services to their employees in foreign countries. The Company's specialized services function as an additional employee benefit and allow the client to control
risk.   HMO's provide managed health care by designating preferred health care providers or by employing doctors directly. However, enrollees who travel may not have direct access to these doctors. The Company's services allow HMO's to monitor and control claims for enrollees who travel outside the HMO catchment area.

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

		 There are several domestic and foreign companies which provide services similar to the Company's assistance program. These companies have significant financial resources, and are capable of competing effectively with the Company's products.

	Regulation.

		The Company has been licensed by the Federal
Communications Commission to operate a limited coast, high frequency and single side band ("SSB") radio station. The monitoring of "controlled substances" by Company physicians is regulated by the Drug
Enforcement Administration. The Company holds licensure from the Drug Enforcement Administration and the Maryland Board of Pharmacy for the distribution of pharmaceuticals. The Company does not hold any medical licenses, but utilizes the services of licensed physicians.

	Insurance.

		The Company maintains liability insurance for its operations. Physician personnel are provided through Hall & Associates, P.A. which is covered by a comprehensive professional liability insurance policy with coverage of $4,000,000 in the aggregate.

	Personnel.

		The Company contracts with Hall & Associates, P.A.
for the services of physicians for the Company's 24-hour-a-day medical advice operations for a fixed fee. The Company also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates. The Company does not directly employ its own physicians. See Item 12. The Company employs 30 people (14 in management and administration, 11 communications coordinators, and 5 part-time employees) and believes its relationship with its employees is satisfactory. Hall & Associates, P.A. has 1 full-time physician and 15 part-time physicians contracted to provide services to the Company.

Item 2.  Description of Property.

		The headquarters of the Company consists of two buildings containing a total of approximately 5,000 square feet located on
1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C. The headquarters buildings contain executive offices and the Company's medical response center, which is staffed 24-hours-a-day. The property is owned by the Company and is secured by Bank of Annapolis First Mortgage of $141,420. The
Company is in good standing with its commercial lender.

		In April of 1996 the Company began construction of a third building at its headquarter's site in Owings, Maryland. The building will contain space for an expanded 24-hour call center, an outpatient medical clinic, and additional administrative offices. The projected completion date is February 1997 and the addition of this building will increase the Company's total office space to approximately 17,000 square feet. To finance this building the Company received a $500,000 loan at 5% simple interest from SACNAS International. The Company has pledged common stock as collateral against the loan (See note D of the accompanying consolidated financial statements).

	At peak times, the medical response center is staffed by two physicians, a Medical Director, seven communications coordinators, response center manager, and an experienced support staff. The center is equipped with a bank of commercial telephone lines, inbound WATS lines, telex, electrocardiogram sending and receiving capabilities and a high-frequency single side band ("SSB") radio station. The radio station is licensed by the Federal Communications Commission (see Item 1, "Regulation") and can operate on five specially designated frequencies that are free of other traffic. This capability affords the Company voice communication from Hawaii to Italy with high reliability. Arrangements made with radio relay stations located in Berne, Switzerland; Singapore; Durban, South Africa; Bahrain; and Sidney, Australia give the Company worldwide communications capabilities. All radio and telex equipment is supported with backup equipment and the response center uses a generator to maintain continuous operations in case of a power failure. The Company maintains a commercial insurance policy on all buildings and equipment which, in the opinion of management, is adequate to cover the company's exposure.

Item 3.  Legal Proceedings.

		The company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

		On September 20, 1996 the Company held an annual meeting of stockholders. In preparation for the meeting the Company issued an information statement but did not seek proxies. Individuals holding 1,934,207 shares of common stock (50.7% of 3,816,933 shares issued) were in attendance at the meeting. All four members of the Board of Directors stood for reelection.

		A motion was made and duly seconded to increase the authorized shares of Common Stock from six million to ten million shares. The motion was passed by unanimous vote with 1,934,207 shares represented in favor of the resolution.

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


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


		There is a limited public trading market for the Company's Common Stock in the over-the-counter market, and there were 281 holders of record on January 17, 1997. Although no quotations for the Company's Common Stock are regularly published, certain dealers who make a market in the Common Stock have informed the Company that the high and low bid prices for the Common Stock have been as follows:


                                                            Bid

                                                   High            Low
        November 1, 1992 to January 31, 1993       1/4             1/16
        February 1, 1993 to April 30, 1993         1/4             3/16
        May 3, 1993 to July 30, 1993               1/4             3/16
        August 3, 1993 to October 29, 1993         1/4             1/8
        November 1, 1993 to January 31, 1994       3/16            1/16
        February 1, 1994 to April 29, 1994         3/16            1/8
        May 2, 1994 to July 29, 1994               3/16            1/8
        August 1, 1994 to October 31, 1994         3/16            1/8
        November 1, 1994 to January 31, 1995       3/16            1/8
        February 1, 1995 to April 29, 1995         3/16            3/16
        May 2, 1995 to July 29, 1995               3/16            1/8
        August 1, 1995 to October 31, 1995         3/16            1/8
        November 1, 1995 to January 31, 1996       3/16            3/16
        February 1, 1996 to April 30, 1996         3/16            3/16
        May 1, 1996 to July 31, 1996               3/16            3/16
        August 1, 1996 to October 31, 1996         7/32            3/16




		On January 31, 1997, the Common Stock was quoted by its primary market maker at $ 7/32 bid, $ 1/2 asked.

		These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

		The Company has never paid a cash dividend on its common stock and has no plans to do so in the future.

Item 6.  Management's Discussion and Analysis of Financial Condition.


		Results of Operation.

	The Company's consolidated net income from operations for the fiscal year 1996 was $299,703 ($.08 per share), and $268,143 ($.07 per share) for 1995, an increase of 11.8% primarily attributed to an increase in assistance revenues. A non-operational loss on investment of $62,500 was incurred during 1996, resulting in consolidated net income after this item of $237,206.

	The Company reported sales of $813,564 and net revenue of $742,101 from assistance services in fiscal 1996, compared to $387,277 and $334,476 respectively for fiscal 1995, an increase in reported sales of 110%. The increase is primarily the result of new contracts obtained by the Company's subsidiary Assistance Services of America (ASA).
Growth of this program is expected to continue in 1997.

	The Company's other business consists of maritime response services, sales of pharmaceuticals and training services provided to maritime customers. Revenue from maritime response services is derived primarily from providing medical advice to ships at sea on a timed-charge or contract basis. Timed cases are billed on a per-minute of Response Center use basis; unlimited-usage contracts have an annual fixed fee based on the subscriber's fleet size and involvement with the Company's pharmaceutical and training programs. Total revenue from contracts from medical advice to ships at sea during fiscal 1996 was $698,296, 14% lower than revenues reported in 1995.

	The customer mix in fiscal year 1996 for unlimited contracts and timed usage was 84% and 16%, respectively, compared with a product mix for unlimited and timed of 76% and 24%, respectively, for 1995. Unlimited contracts provide more consistent and predictable cash flow than timed cases, therefore, the Company strives to convert timed-usage customers to unlimited-contract customers. The decrease in maritime response service revenues is consistent with continued decrease in U.S. government subsidies to the maritime industry plus competition from other service providers. Management expects maritime response service revenues to be stable for 1997.

	Net pharmaceutical revenue from sales to the Company's customers, excluding freight, was $126,223 in fiscal year 1996 compared to $135,709 in fiscal 1995. 1996 pharmaceutical sales of $410,970 were 5% less than the previous year. Cost of pharmaceuticals decreased by 4% in 1996 as compared to the previous year. The decrease in revenues is a result of new market competition for pharmaceutical sales to a major client. Fiscal year 1996 fourth quarter results indicate that pharmaceutical sales have stabilized and have begun to return to the level of the pervious year.

	Profits from net training services were $153,834 in fiscal 1996 compared to $124,520 in 1995, an increase of 24%. This increase primarily represents the effect of  periodic training cycles for several
existing clients.   To strengthen service capabilities, the Company is using
more in-house personnel and fewer outside contractors to function as instructors. This has resulted in some shifting of instructor costs from "Cost of Training Services" to "Salaries and Wages" on the Company's Consolidated Statement of Operations.

	Profits from the sale of clinic services were stable for fiscal years 1996 and 1995. Clinic revenues were $22,428 in fiscal 1996 compared to $22,391 for fiscal year 1995,. This program is an adjunct service to the Company's medical advice program whereby certain customers' employees are provided with physical examinations according to standards established by the maritime industry. The Company anticipates this to be a stable program in fiscal year 1997.

	Salaries and wages were $651,498 in fiscal 1996 compared to $476,051 in fiscal 1995, an increase of 37%. The increase reflects the addition of staff to support the Company's response center, and marketing, claims handling, accounting, information technology, and administrative departments. In conjunction with this the Company's other selling, general and administrative expenses increased by 26.4% to $567,726 in fiscal 1996 from $448,943 in fiscal 1995.



	Liquidity and Capital Sources.

	Cash provided by operations was $344,838  in 1996 as compared
to $324,732  in fiscal 1995.   The ratio of current assets to current
liabilities was 1.8 to 1 at the end of fiscal 1996 as compared to 2.0 to 1 at the end of fiscal 1995. The cash flows from ongoing operations is sufficient to meet the Company's current and anticipated short-term liabilities. During 1996 capital expenditures of $547,552 were primarily for the construction of a new 12,000 square foot building on the headquarters' property and the purchase of computer equipment. To finance this building the Company received a $500,000 loan at 5% simple interest from SACNAS
International. The Company has pledged common stock as collateral against the loan (See note D of the accompanying consolidated financial statements).


		Impact of Inflation and Changing Prices.
The Company's costs are comprised primarily of staff salaries and physician fees. Medical staffing costs increased by $4,447 in fiscal year 1996 due to an increase in malpractice insurance costs and staff expansion to include an Assistant Medical Director. Medical staff costs were $326,523 in fiscal 1996 and $322,076 in fiscal 1995. Salaries and wages were $651,498 in fiscal 1996 and 476,051 in fiscal 1995 an increase of $118,783 in fiscal year 1996. Increases in the number of employees comprise approximately $71,200 of this increase with increased salaries due to inflation and a tightening labor market accounting for the remaining increase of $47,583.

Item 7.  Financial Statements.

		Financial statements and supplementary data required by this item are included at Part IV, item 14.

Item 8.  Changes in and Disagreements with Accountants on
	    Accounting and Financial Disclosure.

		None

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

Name                        Positions with Company                  Age at
                                                               January 31,1996

Ronald W. Pickett	Chairman of the Board of
                        Directors,  President & Treasurer               49

Thomas M. Hall, M.D.	Chief Executive Officer,
                        President of Assistance Services
                        of America, Inc.
                        President of Hall & Associates, P.A.,
                        Chief Physician of the Company                  44

Judith P. Hoyer         Director                                        57

Jean-Paul Babey         Director                                        41

		Ronald W. Pickett is the founder of the Company, Chairman of the Board of Directors, President and Treasurer. He has been an officer and director of the Company since its inception in 1981. A graduate of Gordon College, Mr. Pickett served as College Director for the Democratic National Committee during Lyndon B. Johnson's administration. For the past twenty-six years he has engaged in various entrepreneurial activities. He is also a director of F & E Resource Systems Technology, Inc., a public company in the waste management industry. Mr. Pickett devotes only part of his time to the Company.

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

Item 10.  Executive Compensation.


		The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of the Company for services to the Company for the fiscal years ended October 31, 1994, 1995 and 1996:


                         SUMMARY COMPENSATION TABLE

                                           Annual Compensation
_______________________________________________________________________________

Name and                  Fiscal                                   Other Annual
Principal Position        Year            Salary        Bonus      Compensation
_______________________________________________________________________________

Thomas M. Hall, M.D.      1996            $ 50,000    $ 65,135 (2) $ 87,625 (3)
     CEO and              1995            $ 50,000    $ 48,720 (2) $ 98,002 (3)
     Chief Physician (1)  1994            $ 49,860    $ 40,568 (2) $ 98,333 (3)

Ronald W. Pickett (4)     1996            $ 50,000       0         $  7,498 (5)
Chairman of the Board,    1995            $ 50,000       0         $  9,268 (5)
President and Treasurer   1994             $49,860       0         $  8,195 (5)



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

        (2) Received as an independent commissioned sales agent, representing a percentage of the Company's gross sales of certain travel-related medical advisory services. See Item 12. "Certain Relationships and Related Transcations."

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


		No person (other than the Chief Executive Officer) who served as an executive officer of the Company at the end of the fiscal year ended October 31, 1996 had total annual salary and bonus for that year in excess of $100,000. But see Item 12. "Certain Relationships and Related Transactions."

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

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.

		Beneficial Ownership.
        As of February 1, 1996, the Company was aware that the following persons owned beneficially more than 5% of its Common Stock:

                                               No. Shares      Percent of Class
        Name and Address                   Owned Beneficially


        Thomas M. Hall, M.D.                   1,160,300*            30.0%
	8050 Southern Maryland Boulevard
	Owings, MD 20736

        Ronald W. Pickett                        666,407             17.2%
	P.O. Box 167
	Mechanicsville, MD  20659

        SACNAS International                     305,378              7.9%
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




	The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of February 1, 1996 for each director and executive officer and for all directors and executive officers as a group:


                                               No. Shares
        Name                               Owned Beneficially  Percent of Class


        Thomas M. Hall                         1,160,300*            30.0%
	8050 Southern Maryland Blvd.
	Owings, Maryland  20736

        Ronald W. Pickett                        666,407             17.2%
	P.O. Box 167
	Mechanicsville, Maryland  20659

        Judith P. Hoyer                           10,000              0.3%
	2300 Belleview Avenue
	Cheverly, Maryland  20785

        Jean-Paul Babey                          305,378**            7.9%
	SACNAS International
	2, rue Fragonard
	Paris XVII, France


        All directors and executive officers   2,142,085*            55.4%
        as a group (4 individuals)


	*	Includes immediately exercisable options to purchase 50,000
                shares of MAS Common Stock at $.875 per share and 150,000 shares at $.50 per share.

	** 	Consists of 305,378 shares held in the name SACNAS
                International, as to which Mr. Babey shares voting and investment power, but of which Mr. Babey disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions.

		The Company has an agreement with Hall &
Associates, P.A. to provide the Company with medical personnel as needed to staff its operations. The Company pays Hall & Associates, P.A. a fee equal to $11,365 per two-week pay period for personnel provided, plus reimbursement for professional liability insurance, the direct costs of any extra physicians for coverage of the response center, training costs and incidental expenses. During the Company's last fiscal year, it paid Hall & Associates $303,079 in fees. The agreement with Hall & Associates derives from a written agreement with the predecessor of Hall & Associates, Vaillancourt Associates, P.A., which was executed in 1982. The written agreement has been modified by oral agreement on several occasions. Ronald W. Pickett, the Chairman, President and second largest shareholder of the Company, is the Treasurer of Hall & Associates, but has no direct or indirect financial interest in Hall & Associates. Thomas M. Hall, M.D., who was elected Chief Executive Officer of the Company on July 16, 1992 and is the largest shareholder of the Company, controls Hall & Associates, P.A. Prior to being elected CEO, Dr. Hall served as Chief Physician of the Company, and he continues to serve the Company as Chief Physician. Dr. Hall also has an agreement with the Company by which he receives a commission on sales of certain assistance-related services. See notes to Item 10 "Executive Compensation."

Item 13.	Exhibits List and Reports on Form 8-K.

	(a) A list of the exhibits filed as part of this report is found in the Exhibits Index .


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


Date:                   By:
		     	Judith P. Hoyer
		     	Director


Date:                   By:
		     	Jean-Paul Babey
		     	Director





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  1.	An annual report for fiscal year 1996 has not yet been sent to the
Company's stockholders.

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
		Statement on Form S-18 (No. 2-98314) on
		June 7, 1985*

  3(b)          Certificate of Amendment of certificate         N.A.
                of incorporation dated Sept. 8, 1988,
		filed as Exhibit 3(a)(2) to Annual
		Report on Form 10-K on March 28, 1990*

  3(c)          Bylaws, as amended, filed as Exhibit            N.A.
                3(b) to Registration Statement on Form S-18
		(No. 2-98314) on June 7, 1985*

  4             Form of Common Stock Certificate, filed         N.A.
                as Exhibit 4 to Amendment No. 1 to
		registration Statement on Form S-18
		(No.33-02991) on February 28, 1986*


  10(a)         Letter dated December 2, 1988 evidencing        N.A.
		agreement between Medical Advisory Systems,
		Inc. and Hall and Associates, P.A. with respect to provision of medical services to Customers of Medical Advisory Systems, Inc., filed as
		Exhibit 10(c) to Form 8 amending Annual
		Report on Form 10-K on April 18, 1989*

  10(b)         Joint Venture Agreement dated June 21, 1993       N.A.
                between SACNAS International and Medical
                Advisory Systems, Inc.,
		Agreement between the Company and filed as
                Exhibit 10(b) to Annual Report on Form 10-KSB on March 15, 1994*


  11            Statement regarding Computation of earnings or    E-1

		loss per share




*Incorporated herein by reference.



















                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                   FINANCIAL STATEMENTS AND SCHEDULES

                            OCTOBER 31, 1996



                    FORMING A PART OF ANNUAL REPORT
            PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                              FORM 10-KSB
                                   OF
                      MEDICAL ADVISORY SYSTEMS, INC

                      MEDICAL ADVISORY SYSTEMS, INC.

                      Index to Financial Statements






                                                              Page

Report of Independent Certified Public Accountants             F-3

Consolidated Balance Sheet at October 31, 1996                 F-4

Consolidated Statements of Earnings for the two years
in the period ended October 31, 1996                           F-6

Consolidated Statements of Stockholders' Equity for
the two years in the period ended October 31, 1996             F-7

Consolidated Statements of Cash Flows for the two
years in the period ended October 31, 1996                     F-8

Notes to Consolidated Financial Statements                     F-10



             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical advisory Systems, Inc.

	We have audited the accompanying consolidated balance sheet of Medical Advisory Systems, Inc. and subsidiary as of October 31, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the two years in the period ended October 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

	We conducted our audits in accordance with generally accepted auditing standard. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Advisory Systems, Inc. and subsidiary as of October 31,
1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended
October 31, 1996, in conformity with generally accepted accounting principles.





                                                  /S/ Stefanou & Company, LLP

                                                  STEFANOU & COMPANY, LLP
                                                  Certified Public Accountants

McLean, Virginia
January 12, 1997








                                      F-3

                        MEDICAL ADVISORY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                               OCTOBER 31, 1996



	ASSETS

CURRENT ASSETS:
	Cash and equivalents					$      717,678
	Accounts receivable, less allowance for doubtful
                receivable of $ 24,900                                 842,439
        Inventory, at lower of cost or market                           20,133
        Current deferred tax asset (Note F)                             24,862
        Prepaid expenses                                                   544
                                                                     _________
                 Total current assets                                1,605,656

PROPERTY AND EQUIPMENT-AT COST:
	(Notes A and C)
        Land                                                            65,078
        Building and improvements                                      724,181
Furniture, fixtures and equipment                                      480,999
                                                                     _________
                                                                     1,270,258
Less accumulated depreciation                                          488,429
                                                                     _________
                                                                       781,829
OTHER ASSETS:
Investments (Note B)                                                   364,969
Deferred income taxes (Notes A and F)                                  306,167
                                                                     _________
                                                                       671,136
                                                                     _________
                                                                  $  3,058,621
                                                                     =========










           See accompanying notes to consolidated financial statements

                                     F-4
                        MEDICAL ADVISORY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                               OCTOBER 31, 1996



	LIABILITIES

CURRENT LIABILITIES:
        Current maturities of long-term debt (Note C)             $     25,392
        Accounts payable and accrued expenses                          607,728
        Deferred income                                                241,797

		Total current liabilities
	               874,917

LONG-TERM DEBT, less current maturities (Note C)                       616,149

JOINT VENTURER'S INTEREST (Note A)                                      24,508

STOCKHOLDERS' EQUITY:
	Convertible preferred stock, par value, $ 1.75 per share;
		authorized, 1,000,000 shares; none issued
 	Common stock, par value, $  .005 per share; authorized,
                10,000,000 shares; issued 3, 882,873 shares (Note E)    19,415
        Additional paid-in-capital                                   3,824,778
        Accumulated deficit                                         (2,257,563)
                                                                     _________
                                                                     1,586,630
                                                                     _________
Less 65,940 shares of common stock held in treasury-at cost         (   43,583)
                                                                     _________
                                                                     1,543,047
                                                                     _________
                                                                     3,058,621
                                                                     =========








           See accompanying notes to consolidated financial statements

                                    F-5


                       MEDICAL ADVISORY SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                         YEARS ENDED OCTOBER 31,




Revenues:                                               1996            1995
        Maritime response services                 $  698,296        $  818,528
        Assistance service                            813,564           387,277
        Pharmaceutical sales                          410,970           432,433
        Clinic systems                                 52,202            49,841
        Training                                      189,797           162,717
        Other                                          51,392            74,567
        Interest                                       35,896            27,699
                                                    _________         _________
                                                    2,252,117         1,953,062

Cost and expenses
        Pharmaceuticals                               284,748           296,724
        Medical professional services                 316,302           303,074
        Clinic system                                  29,774            27,450
        Training                                       35,963            38,197
        Salaries and wages                            651,498           476,051
        Selling, general and administrative           567,726           448,943
        Depreciation                                   35,579            48,416
        Interest                                       15,530            21,853
                                                    _________         _________
                                                    1,937,120         1,660,708
Operating income before
write down of  investment                             314,997           292,354

Write-down of investment                              (62,500)               -
                                                    _________         _________
        Operating income                              252,497           292,354

Income tax benefit (expense) (Notes A and F)          (15,294)          (11,053)
                                                    _________         _________
        Earnings before joint Venturer's interest     237,203           281,301
Joint Venturer's interest                                  -            (13,158)
                                                    _________         _________
NET EARNINGS                                       $  237,203        $  268,143
                                                    =========         =========
Earnings per common share (Note J):                $      .06        $      .07
                                                    =========         =========





              See accompanying notes to consolidated financial statements

                                          F-6

                           MEDICAL ADVISORY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1996 AND 1995



             Common  Stock  Additional Accumulated Treasury Stock
             Shares  Amount Paid-in     Deficit     Shares  Amount    Total
                            -Capital

Balance at
11/1/94   3,882,873 $19,415 $3,824,778 $(2,762,909) 65,940 $(43,583) $1,037,701

Net earnings    -       -          -       268,143     -        -       268,143
          _________ _______ __________ ___________ _______ _________ __________
Balance at
10/31/95  3,882,873  19,415  3,824,778  (2,494,766) 65,940  (43,583)  1,305,844


Net earnings     -      -           -      237,203     -        -       237,203
          _________ _______ __________ ___________ _______ _________ __________
Balance at
10/31/96  3,882,873 $19,415 $3,824,778 $(2,257,563) 65,940  $(43,583) 1,543,047
          ========= ======= ========== ============ ======  ========= =========










            See accompanying notes to consolidated financial statements

                                        F-7

                         MEDICAL ADVISORY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED OCTOBER 31,

Increase (decrease) in cash and equivalents                  1996        1995

Cash flows from operating activities
        Net earnings for the year                         $ 237,203  $ 268,143
	Adjustments to reconcile net earnings to net cash
		provided by operating activities:
                Deferred income taxes                        15,294    (11,053)
                   Equity interest in Joint Venture (income)
                          losses                                 -     (13,158)
                   Depreciation                              35,597     48,417
                   (Increase) decrease in:
                            Accounts receivable            (411,965)     5,992
                            Prepaid expenses and other         (544)     8,108
                            Inventory                         3,162     23,295
                    Increase (decrease) in:
                            Accounts payable and accrued
                                        expenses            303,983      3,155
                            Deferred income                 162,108     (8,167)
                                                            _______    _______
                Net cash provided by operating activities   344,838    324,732
Cash flows used in investing activities:
        Capital expenditures                               (547,552)   (47,867)
       (Purchase) write-down ofinvestment securities         62,500   (100,000)
                                                            _______    _______
                Net cash used in investing activities      (485,052)  (147,867)






                See accompanying notes to consolidated financial statements

                                          F-8
                            MEDICAL ADVISORY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED OCTOBER 31,
                                   (continued)


                                                             1996        1995

Cash flows used in financing activities:
        Proceeds from loans                                 500,000         -
        Repayments of loans to banks and related parties    (44,876)   (54,765)
                                                            _______     ______
        Net cash, provided (used) in financing activities   455,124    (54,765)
                                                            _______     ______
        Net (decrease) increase in cash and equivalents     314,910    122,100
        Cash and equivalents at beginning of year
                                                            402,768    280,668
                                                            _______     ______
Cash and equivalents at end of year                       $ 717,678  $ 402,768
                                                            =======    =======


Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
        Interest                                          $  15,530  $  21,853
                                                            =======    =======







             See accompanying notes to consolidated financial statements

                                     F-9
                       MEDICAL ADVISORY SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER  31, 1996 AND 1995


NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS) and its wholly-owned subsidiary, MAS
Laboratories, Inc. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements also include 100% of the assets, liabilities and operating results of Assistance Services of America, Inc.
(ASA).  Pursuant to a joint venture agreement, the Company formed
ASA and purchased 250 shares (50%) of ASA common stock in fiscal
1994 for $25,000 in cash. The Joint Venture's Interest reflected on the 1996 consolidated balance sheet and the consolidated statements of earnings represents the other joint venturer's share (50%) of ASA's equity and 1996 results of operations.

Business Operations

MAS provides medical advice to ocean-going vessels and other individuals or entities located outside the continental United States. ASA commenced operations in March, 1994 and provides medical assistance services to multi-national corporations, health maintenance organizations, and insurance companies in Canada and the United
States.  MAS Laboratories is currently inactive.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pharmaceuticals available for sale to contract clients.






                                     F-10
                         MEDICAL ADVISORY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1996 AND 1995


NOTE A-SUMMARY OF ACCOUNTING POLICIES-CONTINUED

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

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes".
Deferred and prepaid taxes are provided for on items which are recognized in different periods for financial and tax reporting purposes.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.














                                       F-11
                          MEDICAL ADVISORY SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 1996 AND 1995


NOTE B-INVESTMENTS

Investments, at original cost, are comprised of the following as of October 31, 1996:

        U.S. Government Obligations (market value of $ 298,679)       $ 327,469
	100,000 shares of Waste Masters, Inc. (formerly F&E Resource
	Systems Technology, Inc.) restricted common stock
        (market value of $  37,500)                                      37,500
                                                                        _______
                                                                      $ 364,969
                                                                        =======
The investments are U.S. Government obligations classified as noncurrent assets and are stated at cost as it is management's intention to hold the securities.

At October 31, 1996, the Company wrote down to fair market value its investment in Waste Masters, Inc. Common Stock. The write-down amounted to $ 62,500 and was due to a decline in fair value considered to be other than temporary. The Company's President and Chairman of the Board was a member of the Board of Directors of Wastemasters, Inc.

NOTE C-LONG-TERM DEBT

Long-term debt at October 31, 1996 consists of the following:

        Bank loan payable in monthly installments of $ 3,200,
        including interest at 10.5% per annum;
	secured by the Company's accounts receivable, mortgage
	secured by a second deed of trust on the Company's
        building, and guaranteed by an officer/shareholder                2,592

        Mortgage loan payable in monthly installments of $ 1,235,
        including interest at 9% per annum, secured by first deed of
        trust on Company's Building and Landlord                        138,949

        Note Payable to SACNAS International including
        interest at 5% per annum; unsecured                             500,000
                                                                        _______

                                                                        641,541

                Less current portion                                     25,392
                                                                        _______
                                                                      $ 616,149
                                                                        =======







                                   F-12
                     MEDICAL ADVISORY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND 1995


NOTE C-LONG-TERM DEBT-CONTINUED

Aggregate maturities of long-term debt as of October 31, 1996 are as follows:
			Year			Amount
                        1997                $   25,392
                        1998                   502,300
                        1999                     2,500
                        2000                     2,700
                        2001 and after         108,649
                                               _______
                                             $ 641,541
                                               =======
NOTE D-RELATED PARTY TRANSACTIONS

Hall & Associates, P.A., which is owned by the Company's chief Executive Officer, Thomas M. Hall, M.D., provides medical professional services to MAS. Amounts paid to Hall & Associates, P.A. represent fees for professional services rendered and premiums on professional liability insurance. During 1996 and 1995, the Company paid Hall & Associates, P.A. $ 326,523 and $322,076, respectively, in fees and professional liability insurance premium payments made on Hall & Associates, P.A.'s behalf.

During fiscal years 1996 and 1995, Thomas M. Hall, M.D., received $ 65,135 and $ 48, 720, respectively, representing a percentage of the Company's gross sales of certain travel-related medical services.

The Company entered into a cooperative venture with SACNAS
International (trade name- Mondial Assistance) through ASA, the
Company's 50% owned joint venture. Additionally, as a result of its affiliation with SACNAS International (which is also a shareholder in the Company), the Company derived net revenues of $ 128,000 and $
225,000 during 1996 and 1995, respectively, exclusive of the joint venture activities. At October 31, 1996, the net accounts receivable from various Mondial centers were approximately $ 25,800.

During 1996 the Company began construction of a new 12,000 square foot office building. The Company entered into an agreement with a contractor whose owners are related to the Company's President and Chairman of the Board to develop and construct the building. The amount of the contract, together with approved change orders is $ 497,908. As of October 31, 1996 the Company has paid $ 413,744 to the Contractor.

During 1996, SACNAS International, a significant Company shareholder, lent $500,000 to the Company in the form of an unsecured loan (see Note C). The note together with accrued interest at 5% per annum, is due in 1998. If the Company does not repay the loan and accrued interest at maturity, SACNAS International has the right to convert the loan principal and interest to the company's common stock at the rate of two (2) shares of the Company's common stock for every $ 1 of loan principal and interest not repaid.




                                  F-13
                     MEDICAL ADVISORY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1996 AND 1995


NOTE E-STOCK OPTIONS AND WARRANTS

MAS has issued options to purchase 200,000 shares of its common stock to its Chief Executive Officer, 50,000 of which are exercisable at $.875 per share and have no expiration date, 50,000 of which are exercisable at $.50 per share through February, 1998, 50,000 of which are exercisable at $.50 per share through February 28, 1999 and 50,000 of which are exercisable at $.50 per share through February 28, 2000. The Company has issued 30,000 options to a key employee, 10,000 of which are exercisable at $.50 per share through February 28, 1998, 10,000 exercisable at $.50 per share through February 28, 1999 and 10,000 exercisable at $.50 per share through February 28, 2000.

During 1991, The Company entered into a receipt and release agreement with a creditor which included a detachable warrant for the purchase of MAS common stock. The warrant entitles the holder to purchase a number of MAS common shares at $.50 per share in an amount equal to the outstanding balance of the note multiplied by a factor of 2.90, plus the dollar amount of principal paid on the note multiplied by a factor of
1.45 (up to a maximum of 290,000 shares). The warrant was exercisable in whole or in part commencing April 16, 1991 and expired six months after the note was paid in full. The warrant provides for the reservation of warrant shares, protection against dilution, registration under the Securities Act of 1933 and certain other items as described in the warrant agreements. The noteholder was paid in full during 1996 and elected not to acquire any shares of MAS common stock pursuant to the detachable warrant.






                                   F-14
                      MEDICAL ADVISORY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1996 AND 1995


NOTE F-INCOME TAXES

The Company adopted FAS 109 in 1994. FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the defferences are expected to reverse. The Company adopted FAS 109 on a prospective basis resulting in a noncash tax benefit of $ 349,698, representing the cumulative effect on prior years of adopting the accounting change in 1994.

Components of deferred tax assets as of October 31, 1996 are as follows:
	Current
               Deferred income                                        $   6,282
               Allowance for doubtful accounts                           18,580
                                                                         ______
        Current deferred tax asset                                       24,862


	Noncurrent
              Net operating loss carryforwards                 		741,634
              Other                                                         663
                     Noncurrent deferred tax asset                      742,297

                     Valuation allowance                                436,130
                                                                        _______
                                                                        306,167
                                                                        _______
                     Net deferred tax asset                           $ 331,029
                                                                        =======









                                    F-15

                       MEDICAL ADVISORY SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1996 AND 1995

NOTE F-INCOME TAXES CONTINUED

Deferred tax components are included in the following balance sheet captions:

                Current assets                                       $   24,862
                Deferred income taxes                                   306,167
                                                                        _______
                                                                     $  331,029
                                                                        =======

Deferred income taxes (asset) were decreased in 1996 by $15,294 and in 1995 by $11,083.

The Company has sustained profitable operations for the past five years and management expects this to continue. Therefore, management believes it is more likely than not that it can realize deferred tax assets totaling approximately $ 331,000 over the next five years.


In 1996 and 1995, MAS utilized approximately $ 237,000 and $
272,000, of operating loss carryforwards on its tax return. For tax reporting purposes, unused net operating losses approximate
$2,106,000, which expire as follows:

		Year					Amount

		1998					247,000
                1999                                     25,000
		2000					229,000
		2001					315,000
		2002					376,000
		2003					226,000
		2004					316,000
		2005					106,000
		2006					266,000
                                                      _________
                TOTAL                               $ 2,106,000
                                                      =========







                                   F-16
                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1996 AND 1995



NOTE F-INCOME TAXES-CONTINUED

The deferred tax asset related to the carryforward is approximately $ 742,000. Approximately $436,000 of this amount has been reserved and included in the valuation allowance.

Prior to the adoption of FAS 109, the Company did not record deferred taxes.

NOTE G- MAJOR CUSTOMERS

Revenue from two major customers approximated $ 463,423 or 21% of sales for the year ended October 31, 1996. Revenue from two major customers approximated $685,000 or 35% of sales for the year ended October 31, 1995.

NOTE H-CONCENTRATIONS OF CREDIT RISK

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

NOTE I-RETIREMENT PLAN

In 1994 the Company adopted a retirement savings plan (Plan) in accordance with section 401(k) of the internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan's agreement. Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law. The
Company provides for discretionary matching contributions to the Plan equal to a percentage of the participant's contributions. The Company's contribution in 1996 and 1995 were $ 2,491 and $898, respectively.








                                     F-17
                         MEDICAL ADVISORY SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1996 AND 1995


NOTE J - NET  INCOME PER SHARE

Earnings per common share for the years ended October 31, 1996 and 1995 are based upon 3,816,933 shares representing the weighted average number of shares outstanding. Stock options and warrants have not been included as they would not materially affect share amounts.





                                     F-18






EXHIBITS








                               EXHIBIT INDEX


Number                      Description of Exhibit                Page

(11)                   Computation of Earnings per Common
                         and Common Share Equivalents              E-1

                      MEDICAL ADVISORY SYSTEMS, INC.

                    COMPUTATION OF EARNINGS PER COMMON
                       AND COMMON EQUIVALENT SHARES

              For the years ended October 31, 1996 and 1995



                                                        1996            1995

Shares outstanding at beginning of period            3,816,933        3,816,933

Weighted average of common shares issued
during the period                                          -                -
                                                     _________        _________
Weighted average of common shares
outstanding during the period                        3,816,933        3,816,933

Stock options and warrants outstanding-not
included as they have no dilutive effect                   -                -

Shares used in computing earnings per
common share                                         3,816,933        3,816,933

Earnings per common share ($ 237,203 / 3,816,933)   $      .06
                                                     =========
Earnings per common share ($ 268,143 / 3,816,933)                    $      .07
                                                                      =========




                                     E-1