Form 10QSB
period 1997-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 1997-03-17
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1997		Commission File No. 2-98314-W

                         MEDICAL ADVISORY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 52-1233960
  (State of other Jurisdiction of         (I.R.S. Employer Identification No.)
    incorporated or organization)


8050 Southern Maryland Boulevard, Owings, Maryland                     20736
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

                      Yes  X                        No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          3,882,873 shares of Common Stock ($0.005 par value per share)
                        outstanding at January 31, 1997



                                      INDEX

                          MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - January 31, 1997 and October 31, 1996

         Statement of Operations - Three months ended January 31, 1997 and 1996 Statement of Cash Flow - Three months ended January 31, 1997 and 1996

         Notes of Condensed Financial Statements:  January 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                           MEDICAL ADVISORY SYSTEMS, INC.

                             CONSOLIDATED BALANCE SHEET



                                                     January 31      October 31
                                                        1997            1996
                                                              UNAUDITED
                                                              (NOTE-A)

ASSETS

   CURRENT ASSETS
         Cash                                        $ 792,447       $ 717,678
         Receivables, net                              656,884         842,439
         Inventory                                      15,755          20,133
         Prepaid expenses and other                                        544
         Current deferred tax asset                     24,861          24,862

               TOTAL CURRENT ASSETS                  1,489,947       1,605,656

   PROPERTY AND EQUIPMENT, NET                         911,052         781,829

   OTHER ASSETS

          Investments                                  364,969         364,969
          Deferred assets                              309,041         306,167
               TOTAL OTHER ASSETS                   $  674,010      $  671,136


                     TOTAL ASSETS                   $3,075,009      $3,058,621





                          MEDICAL ADVISORY SYSTEMS, INC.

                     CONSOLIDATED BALANCE SHEET - CONTINUED


                                                     January 31      October 31
                                                        1997            1996
                                                              UNAUDITED
                                                               (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

   CURRENT LIABILITIES
      Current Maturities LT Debt                     $  22,822       $  25,392
         Accounts payable & accrued expenses           402,594         607,728
         Deferred income                               344,533         241,797

               TOTAL CURRENT LIABILITIES               769,949         874,917


      Long-term liabilities to Banks and Other         611,875         616,149


                          TOTAL LIABILITIES         $1,381,824      $1,491,066


JOINT VENTURER'S INTEREST                               64,118          24,508


SHAREHOLDERS' EQUITY


        Common Stock, $0.005 par value -
          Authorized:  6,000,000 shares
          Issued:  3,869,938 shares                     19,415          19,415
        Convertible Preferred Stock, $1.75 par value
          Authorized: 1,000,000 shares
          Issued:  none                                      0               0
        Additional capital                           3,824,778       3,824,778
        Accumulated deficit                         (2,171,543)     (2,257,563)
        Treasury Stock at Cost - 65,940 shares         (43,583)        (43,583)

                    NET SHAREHOLDER EQUITY         $ 1,629,067     $ 1,543,047


    TOTAL LIABILITIES AND EQUITY                   $ 3,075,009     $ 3,058,621




                          MEDICAL ADVISORY SYSTEMS, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                            Three Months
                                                          Ended January 31
                                                        1997            1996

Revenues:
     Maritime Program Services                        $174,327        $175,819
     Assistance Services                               280,646         190,783
     Pharmaceutical Sales                               77,899          90,970
     Training Services                                  48,014          32,418
     Clinic Program                                     17,550          33,239
     Other revenue                                                      11,113
     Interest Revenue                                   10,349           7,703

     Total revenue                                     608,785         542,045


Costs and expenses:
     Pharmaceutical cost of goods                     $ 32,773        $ 49,218
     Medical professional services                      75,380          73,200
     Cost of clinic services                            13,066          18,115
     Cost of training services                           5,848           5,947
     Salaries and wages                                207,636         144,358
     Other selling, general and
         administrative expenses                       130,399         146,824
     Depreciation and amortization                      11,753           9,119
     Interest expense                                    6,301           3,738

     Total costs and expenses                          483,156         450,519


Profit (loss) before joint venturer's interest         125,629          91,526


Joint venturer's interest                             ( 39,610)      (  40,380)


Net profit                                             $86,019         $51,146


Earnings per share                                        $.02            $.01


Outstanding shares used to calculate
  earnings per share                                 3,882,873       3,882,873





                          MEDICAL ADVISORY SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                 Three Months Ended January 31

                                                        1997            1996

Cash flows from operating activities:
    Net earnings for the period                      $  86,019       $  51,146
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                     11,753           9,119
      Equity interest in joint venture                  39,610          40,380
        (Increase) decrease in:
           Accounts Receivable                         185,555        (364,055)
           Inventory - Pharmaceuticals                   4,378           1,948
           Prepaid expenses and other                      544          (2,988)
         Increase (decrease) in:
           Accounts payable and accrued expenses     ( 205,134)        305,034
           Deferred income                             102,736         (79,689)

Net cash provided by (used for) operating activities $ 225,461       $ (39,105)


Cash flow from investing activities:
         Purchase of Investments Securities
         Capital expenditures                         (140,976)        (30,734)


Net cash provided by (used in) investing activities   (140,976)        (30,734)


Cash flows from financing activities
   Repayments of loans to banks and related parties     (9,716)        (13,852)


Net cash provided by (used in) financing activities     (9,716)        (13,852)



Net increase (decrease) in cash                         74,769         (83,691)


Cash at beginning of the period                        717,678         402,768


Cash at end of the period                             $792,447        $319,077




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



                      MEDICAL ADVISORY SYSTEMS, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS


The Company's consolidated net income from operations for the first quarter of fiscal year 1997 was $86,019 as compared to $51,146 for 1996, an increase of 68% primarily due to an increase in assistance revenues.

The Company had $280,646 in revenues from sales of assistance services during the first three months of FY 1997, a 47% increase compared to $190,783 reported for the same period in FY 1996. The increase is primarily a result of the growth of existing contracts and new contracts obtained by the Company's subsidiary Assistance Services of America (ASA), Inc. Revenues from the sale of assistance products are expected to continue to increase during FY 1997.

	Revenues from maritime response services were $174,327 for the first three months of FY 1997 compared to $175,819 for the same period in FY 1996. This stabilization of revenues after several periods of declining revenues, is the result of stabilization in the size of the U.S. merchant marine fleet plus expanded marketing efforts.

	Revenues from pharmaceutical sales were $77,899 for the first quarter of FY 1997, a 14% decrease compared to the same period in FY
1996. The decrease is primarily the result of market competition for pharmaceutical sales to a major client. Management expects pharmaceutical sales to stabilize through the remainder of FY 1997 as a result of continuing marketing efforts.

        The Company's training program provided revenues of $48,014 for the period, a 32% increase compared to training revenues of $ 32,418 in the first quarter of FY 1996. First quarter FY 1996 training revenues were reduced due to the postponement of several major training sessions and revenues have now returned to expected levels.

	Clinic services revenues were $17,550 for the first three months of FY 1997, a 47% decrease compared to $33,239 for the same period of 1996. The change primarily reflects the impact of a large short-term contract during the first quarter of 1996. Revenues from long-term users of the program have remained stable and this is expected to continue.


                         MEDICAL ADVISORY SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	None.

Item 2.  Changes in Securities

	None.

Item 3.  Defaults from Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

	None.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits.  None
	(b)  Reports on Form 8-K.  None





                      MEDICAL ADVISORY SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MEDICAL ADVISORY SYSTEMS, INC.
                                                        (Registrant)



Date: March 17, 1997                            __________\S\________________
                                                     Thomas M. Hall, M.D.
                                                   Chief Executive Officer