Form 10QSB
period 1997-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 1997-06-16
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 1997		Commission File No. 2-98314-W

                        MEDICAL ADVISORY SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      52-1233960
  (State of other Jurisdiction of         (I.R.S. Employer Identification No.)
   incorporated or organization)


8050 Southern Maryland Boulevard, Owings, Maryland   20736
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

         Balance Sheet - April 30, 1997 and October 31, 1996

         Statement of Operations - Six  months ended April 30, 1997 and 1996

         Statement of Cash Flow - Six  months ended April 30, 1997 and 1996

         Notes of Condensed Financial Statements:  April 30, 1997

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                        MEDICAL ADVISORY SYSTEMS, INC.

                         CONSOLIDATED BALANCE SHEET

                                                        April 30    October 31
                                                          1997         1996
                                                              UNAUDITED
                                                               (NOTE-A)

ASSETS

  CURRENT ASSETS
       Cash                                          $   624,606   $   717,678
       Receivables, net                                  754,277       842,439
       Inventory - Pharmaceuticals                        25,570        20,133
       Prepaid expenses and other                         17,649           544
       Current deferred tax asset                         24,861        24,862

           TOTAL CURRENT ASSETS                        1,446,963     1,605,656

  PROPERTY AND EQUIPMENT, NET                            949,687       781,829

  OTHER ASSETS

       Investments                                       364,969       364,969
       Deferred assets                                   309,041       306,167
           TOTAL OTHER ASSETS                        $   674,010   $   671,136

                 TOTAL ASSETS                        $ 3,070,660   $ 3,058,621

         The accompanying notes are an integral part of these statements.


                        MEDICAL ADVISORY SYSTEMS, INC.

                   CONSOLIDATED BALANCE SHEET - CONTINUED


                                                        April 30    October 31
                                                          1997         1996
                                                              UNAUDITED
                                                               (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

  CURRENT LIABILITIES

       Current Maturities LT Debt                    $   501,840   $    25,392
       Accounts payable & accrued expenses               411,692       607,728
       Deferred income                                   323,699       241,797

           TOTAL CURRENT LIABILITIES                   1,237,231       874,917

       Long-term liabilities to Banks and Others         132,437       616,149

                 TOTAL LIABILITIES                   $ 1,369,668   $ 1,491,066

JOINT VENTURER'S INTEREST                                 71,815        24,508

SHAREHOLDER'S EQUITY

       Common Stock, $0.005 pqr value -
         Authorized:  10,000,000 shares
         Issued:  3,869,938 shares                        19,415        19,415
       Convertible Preferred Stock, $1.75 par value
         Authorized:  1,000,000 shares
         Issued:  none
       Additional capital                              3,824,778     3,824,778
       Accumulated deficit                            (2,171,433)   (2,257,563)
       Treasury Stock at Cost - 65,940                   (43,583)      (43,583)

                 NET SHAREHOLDERS EQUITY             $ 1,629,177   $ 1,543,047

TOTAL LIABILITIES AND EQUITY                         $ 3,070,660   $ 3,058,621


      The accompanying notes are an integral part of these statements


                       MEDICAL ADVISORY SYSTEMS, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS

                              (UNAUDITED)


                                          Three Months         Six Months
                                         Ended April 30      Ended April 30
                                          1997     1996       1997     1996

Revenues:

  Maritime Program Services       $ 177,955 $ 191,609  $   352,282 $   378,541
  Assistance Services               231,720    95,333      512,366     386,116
  Pharmaceutical Sales              115,473   129,239      193,372     220,209
  Training Services                  34,438    76,592       82,452     109,010
  Clinic Program                      2,185     3,620       19,735      36,859
  Interest Revenue                   11,303       875       21,652      16,727

  Total Revenue                     573,074   597,268    1,181,859   1,147,462

Cost and Expenses:
  Pharmaceutical Cost of Goods    $  60,240 $  66,400  $    93,013 $   115,618
  Medical Professional Services      86,120    86,284      161,500     159,484
  Cost of Clinic Services                55     2,439       13,121      20,554
  Cost of Training Services           9,975    14,704       15,823      20,651
  Salaries and Wages                179,565   126,031      387,201     270,389
  Other selling, general and
     Administrative expenses        206,201   161,087      336,600     298,302
  Depreciation and Amortization      16,293     9,069       28,046      18,188
  Interest expense (income) net       6,399   (11,887)      12,700       9,609

  Total costs and expenses          564,848   454,127    1,048,004     912,795


Profit (loss) before joint
            venturer's interest       8,226   143,141      133,855     234,667

Joint venturer's interest            (7,697)  (38,574)     (47,307)    (78,954)

Net Profit                        $     529 $ 104,567  $    86,548 $   155,713


Earnings per share                   $ 0.00    $ 0.03       $ 0.02      $ 0.04

Outstanding shares used to
 calculate earnings per share     3,882,873 3,882,873    3,882,873   3,882,873



                       MEDICAL ADVISORY SYSTEMS, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                                                     Six Months Ended April 30
                                                          1997         1996

Cash flows from operating activities:
  Net earnings from period                           $    86,548   $   155,713
  Adjustment to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                         28,046        18,188
    Equity interest in joint venture income (losses)      47,307        78,954
      (Increase) decrease in :
        Accounts Receivable                               88,162      (170,497)
        Inventory - Pharmaceuticals                       (5,437)       (2,492)
        Prepaid expenses and other                       (17,105)       (2,173)
      Increase (decrease) in :
        Accounts payable and accrued expenses           (196,036)       97,102
        Deferred income                                   81,902       (25,862)

Net cash provided by (used for) operating activities $   113,387   $   148,933

Cash flows from investing activities:
      Purchase of Invesment Securities
      Capital Expenditures                              (199,195)      (64,020)

Net cash provided by (used in) investing activities     (199,195)      (64,020)


Cash Flows from financing activities
      Repayment of loans to banks and related parties     (7,264)      (26,069)


Net cash provided by (used in) financing activities       (7,264)      (26,069)


Net increase (decrease) in cash                          (93,072)       58,844


Cash at beginning of period                              717,678       402,768

Cash at end of the period                            $   624,606   $   461,612


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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1996.




                       MEDICAL ADVISORY SYSTEMS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


     Total revenues for the Company were $1,181,859 for the first six months of FY 1997 compared to $1,147,462 for the same period in FY 1996, an increase of 3.0%. Total General and Administrative expenses increased from $596,488 for the first six months of FY
1996 to $764,547 for the same period in 1997. The company moved into its new building at the Corporate headquarters location in Owings, MD in February of 1997. This move and the related disruption to the Company's billing process resulted in a billing backlog and a corresponding adverse effect on revenues recognized for the second quarter of FY 1997. Increased demand for the Company's services has required an increase in personnel and related resources. These increases coupled with extraordinary, non-recurring moving related costs, an increased local demand for skilled labor, and the accrual of Joint Venture related expenses previously accounted for at year-end has resulted in the increase in General and Administrative costs.

     Growth of the Company's business has resulted in continuing
gains shareholders' equity.   The Company has sufficient cash on
hand to meet current operating requirements.   Our discussion and
analysis of the Company's various programs is as follows:

     The Company had $512,366 in revenues from sales of
assistance services during the first six months of FY 1997, a 32.6 % increase compared to $386,116 reported for the same period in FY
1996.   The increase is primarily a result of the growth of existing contracts held by the Company's subsidiary Assistance Services of America (ASA), Inc. Revenues from the sale of assistance services are expected to continue to increase during FY 1997.

     Revenues from maritime program services were $352,282 for
the first six months of  FY 1997 compared to $378,541 for the same
period in FY 1996, a 6.9% decrease.   This decline is due to
increased competition in the market place. Successful marketing efforts have recently increased the Company's client base. The resulting growth in sales is expected to provide increased revenues in the remaining quarters of FY 1997 compared to FY 1996.

     Revenues from pharmaceutical sales were $193,372 for the first half of FY 1997 compared to revenues of $220,209 for the same period of FY 1996 a decrease of 12.2%. This decrease in revenues is a direct result of increased competition and deep discount programs in the market place. However, strategic purchasing and cost controls have resulted in a decrease in gross profits of only 4.0%.
Management expects that these controls coupled with the addition of an on-line ordering system will result in pharmaceutical gross profits exceeding FY 1996 levels by the end of FY 1997.

     The Company's training programs provided revenues of $82,452 for the first half of FY 1997, compared to training revenues of $109,010 and $88,923 in the first half of FY 1996 and 1995 respectively. The two year fluctuation in revenues is primarily due to the bi-annual training schedule of a major client.

     Clinic services revenues were $19,735 for the first six
months of FY 1997, in comparison to $36,859 and $15,384 for the same periods of 1996 and 1995. Fiscal year 1996 results included revenues accrued in the first quarter of FY 1996 from a large short-
term contract.   Diversification of this program to include the
coordination and review of employee drug-testing coupled with continued marketing of these services has resulted in modest growth of sales to core clients.

     At the end of FY 1996 the company took a write-down of $62,500 on its $100,000 investment in Wastemasters, Inc.. An additional write down of the investment balance of $37,500 may have to be taken this fiscal year based on the market performance of Wastemasters stock. Management does not intend to liquidate the company's investment in Wastemasters at this time.




                   MEDICAL ADVISORY SYSTEMS, INC.

PART II - OTHER INFORMATION

Item I.  Legal Proceedings

	None.

Item 2.  Changes in Securities

	None.

Item 3.  Defaults from Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	Not applicable.

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


					MEDICAL ADVISORY SYSTEMS, INC.
                                                 (Registrant)



Date: June 16, 1997                          _______________/s/_______________
                                                       Thomas M. Hall, M.D.
                                                       Chief Executive Officer