Form 10QSB
period 1997-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 1997-09-12
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended July 31, 1997              Commission File No. 2-98314-W

                          MEDICAL ADVISORY SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)

            Delaware                                     52-1233960
  (State of other Jurisdiction of        (I.R.S. Employer Identification No)
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

         Balance Sheet - July 31, 1997 and October 31, 1996

         Statement of Operations - Nine months ended July 31, 1997 and 1996

         Statement of Cash Flow - Nine months ended July 31, 1997 and 1996

         Notes of Condensed Financial Statements: July 31, 1997

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                        MEDICAL ADVISORY SYSTEMS, INC.

                         CONSOLIDATED BALANCE SHEET



                                                       July 31     October 31
                                                         1997         1996
                                                             UNAUDITED
                                                              (NOTE-A)

ASSETS

  CURRENT ASSETS
       Cash                                          $   624,861   $   717,678
       Receivables, net                                1,031,705       842,439
       Inventory - Pharmaceuticals                        22,506        20,133
       Prepaid expenses and other                         24,450           544
       Current deferred tax asset                         24,861        24,862

          TOTAL CURRENT ASSETS                         1,728,383     1,605,656

  PROPERTY AND EQUIPMENT, NET                            977,045       781,829

  OTHER ASSETS

       Investments                                       364,969       364,969
       Deferred assets                                   306,166       306,167

          TOTAL OTHER ASSETS                             671,135       671,136

                TOTAL ASSETS                         $ 3,376,563   $ 3,058,621

       The accompanying notes are an integral part of these statements.



                        MEDICAL ADVISORY SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEET - CONTINUED


                                                       July 31     October 31
                                                         1997         1996
                                                             UNAUDITED
                                                              (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

  CURRENT LIABILITIES

       Current Maturities LT Debt                    $   501,872   $    25,392
       Accounts payable & accrued expenses               551,062       607,728
       Deferred income                                   348,518       241,797

          TOTAL CURRENT LIABILITIES                    1,401,452       874,917

       Long-term liabilities to Banks and Others         132,131       616,149
                TOTAL LIABILITIES                    $ 1,533,583   $ 1,491,066

JOINT VENTURER'S INTEREST                                102,718        24,508

SHAREHOLDER'S EQUITY

       Common Stock, $0.005 pqr value -
         Authorized:  10,000,000 shares
         Issued:  3,869,938 shares                        19,415        19,415
       Convertible Preferred Stock, $1.75 par value
         Authorized:  1,000,000 shares
         Issued:  none
       Additional capital                              3,824,778     3,824,778
       Accumulated deficit                            (2,171,433)   (2,257,563)
       Treasury Stock at Cost - 65,940                   (43,583)      (43,583)

                NET SHAREHOLDERS EQUITY              $ 1,740,262   $ 1,543,047


TOTAL LIABILITIES AND EQUITY                         $ 3,376,563   $ 3,058,621


       The accompanying notes are an integral part of these statements


                        MEDICAL ADVISORY SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                (UNAUDITED)


                                        Three Months          Nine Months
                                       Ended July 31          Ended July 31
                                       1997      1996         1997     1996
Revenues:

   Maritime Program Services      $  188,652 $  182,736  $  540,934 $  561,277
   Assistance Services               287,064    182,219     799,430    568,335
   Pharmaceutical Sales              145,839    101,068     339,211    321,277
   Training Services                  48,300     27,309     130,752    136,319
   Clinic Program                      7,925      9,820      27,660     46,679
   Interest Revenue                   11,562      8,924      33,214     25,651

   Total Revenue                     689,342    512,076   1,871,201  1,659,538


Cost and Expenses:

   Pharmaceutical Cost of Goods   $   78,177 $   50,624  $  171,190 $  166,242
   Medical Professional Services      73,849     73,024     235,349    232,508
   Cost of Clinic Services             4,601      5,689      17,722     26,243
   Cost of Training Services          11,322      7,461      27,145     28,112
   Salaries and Wages                181,393    155,398     568,594    425,787
   Other selling, general and
      Administrative expenses        171,511    148,812     508,111    447,114
   Depreciation and Amortization      16,294      9,069      44,340     27,257
   Interest expense                   10,204      4,292      22,904     13,901

   Total costs and expenses          547,351    454,369   1,595,355  1,367,164


Profit (loss) before joint
            venturer's interest      141,991     57,707     275,846    292,374

Joint venturer's interest            (30,903)   (16,108)    (78,210)   (95,062)

Net Profit                        $  111,088 $   41,599  $  197,636 $  197,312


Earnings per share                     $0.03      $0.01       $0.05      $0.05

Outstanding shares used to
calculate earnings per share       3,882,873  3,882,873   3,882,873  3,882,873


                        MEDICAL ADVISORY SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                     Nine Months Ended July 31
                                                           1997        1996

Cash flows from operating activities:
  Net earnings from period                            $  197,636    $  197,312
  Adjustment to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                         44,340        27,257
    Equity interest in joint venture income (losses)      78,210        95,062
      (Increase) decrease in :
         Accounts Receivable                            (189,266)     (138,567)
         Inventory - Pharmaceuticals                      (2,373)       11,799
         Prepaid expenses and other                      (23,906)       (1,358)
       Increase (decrease) in :
         Accounts payable and accrued expenses           (72,604)      (43,180)
         Deferred income                                 106,721       157,633

Net cash provided by (used for) operating activities  $  138,758    $  305,958


Cash flows from investing activities:
       Purchase of Invesment Securities
       Capital Expenditures                             (224,037)     (158,914)

Net cash provided by (used in) investing activities     (224,037)     (158,914)

Cash Flows from financing activities
       Repayment of loans to banks and related parties    (7,538)      (32,545)

Net cash provided by (used in) financing activities       (7,538)      (32,545)


Net increase (decrease) in cash                          (92,817)      114,499

Cash at beginning of period                              717,678       402,768

Cash at end of the period
                                                      $  624,861    $  517,267

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1996.




                       MEDICAL ADVISORY SYSTEMS, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues for the Company were $1,871,201 for the first nine months of FY 1997 compared to $1,659,538 for the same period in FY 1996, an increase of 12.7%. Total General and Administrative expenses increased from $914,059 for the first six months of FY 1996 to $1,143,949 for the same period in 1997. The company moved into its new building at the Corporate headquarters location in Owings, MD in February of 1997. Increased demand for the Company's services has required an increase in personnel and related resources. These increases coupled with extraordinary, non-recurring moving related costs, an increased local demand for skilled labor, and the accrual of Joint Venture related expenses previously accounted for at year-end has resulted in the increase in General and Administrative costs.

Growth of the Company's business has resulted in continually
increasing shareholders' equity.   The Company has sufficient cash on
hand to meet current operating requirements.   Our discussion and
analysis of the Company's various programs is as follows:

	The Company had $799,430 in revenues from sales of
assistance services during the first nine months of FY 1997, a 40.7 % increase compared to $568,335 reported for the same period in FY
1996.   The increase is primarily a result of the growth of existing contracts held by the Company's subsidiary Assistance Services of America (ASA), Inc. Revenues from the sale of assistance services are expected to continue to increase during FY 1997.

	Revenues from maritime program services were $540,934 for the first nine months of FY 1997 compared to $561,277 for the same period in FY 1996, a 3.6% decrease. This decline is due to increased competition in the market place. Successful marketing efforts have recently increased the company's client base resulting in a 3.2 % increase in FY 1997 third quarter revenues compared to the same period of the previous year. This growth in sales is expected to continued.

	Revenues from pharmaceutical sales were $339,211 for the nine months of FY 1997 compared to revenues of $321,277 for the same period of FY 1996 an increase of 5.6%. This increase is a direct result of increased marketing efforts. These efforts coupled with strategic purchasing and cost control programs resulted in an 8.4% increase in gross profits for the period.

        The Company's training programs provided revenues of $130,752 for the first nine months of FY 1997, compared to training revenues of $136,319 for the same period of FY 1996. A major client for this program purchases training services on a biannual basis, and the slight decrease in revenues this year reflects this impact.

	Clinic services revenues were $27,660 for the first six months of FY 1997, in comparison to $46,679 and $26,525 for the same periods of 1996 and 1995. Fiscal year 1996 results included revenues accrued in the first quarter of FY 1996 from a large short-
term contract.   Diversification of this program to include the
coordination and review of employee drug-testing coupled with continued marketing of these services has resulted in modest growth of sales to core clients.





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


                                        MEDICAL ADVISORY SYSTEMS, INC.
                                                 (Registrant)



Date: September 12, 1997
                                        ____________/s/_______________
                                             Thomas M. Hall, M.D.
                                             Chief Executive Officer