Form 10KSB
period 1997-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 1998-02-17
CIK 771252

FORM 10-KSB
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended    October 31, 1997
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from               to

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ? ]
State issuer's revenues for its most recent fiscal year:

	$2,646,289 for the fiscal year ending October 31, 1997.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

     $816,987 based on stock sale price on February 13, 1998.
     3,816,933 Shares of Common Stock ($ 0.005 par value per share) were outstanding at January 31, 1998.


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
worldwide telecommunications system, and ancillary services including training programs, medical records maintenance, and medical cost containment services and;

        o 24-hour-a-day call center services and assistance to Health Maintenance Organizations (HMO's), multi-national corporations and the international travel industry, and;

     	o	customized pharmaceutical and medical supply kits which are
sold to the maritime and aviation industries.

		The Company provides services from its 24 hour-a-day call center located in Owings, Maryland. The Company utilizes an agent in Hong Kong to maintain relations with customers. The Company participates in a world-wide network of 24-hour call centers in 24 countries and utilizes other centers in the network to provide certain services outside the U.S.


a.  History.

		The Company began operations at the beginning of 1982 to take advantage of the privatization opportunity created by the U.S. Government's decision to dismantle the U.S. Public Health Hospital and Clinic System, thereby disenfranchising U.S. seafarers of free health care. Revenues during the initial years only partially covered substantial losses incurred first to establish and then to enhance the Company's operational medical advice system. The Company has now operated at a profit for 8 consecutive years.

		Key to acceptance of the Company's medical advice services has been the Company's ability to demonstrate the cost-effectiveness of those services. Since modern vessels can be operated with relatively few people (e.g., a crew of 18-25 for a supertanker), physicians are not required to be aboard. Consequently, in the event of a medical emergency, a ship will usually be required to divert from its charted course to facilitate an airlift evacuation for a victim of an accident or illness. Unnecessary diversions are made when trained medical personnel are not available to determine whether or not a medical emergency really exists. The cost of a diversion to a shipping concern can be high. The Company proved that by eliminating just one unnecessary diversion in ten years, its customers benefited from the Company's services, since the cost of such a diversion exceeded the fee which the Company charged for a ship during the period. The Company succeeded in the maritime industry by identifying and fulfilling a real need at a cost that paid for itself.

		During fiscal year 1993, the company entered into an agreement with SACNAS International of Paris, France to market services under the trademark name, "Mondial Assistance," in the U.S., Canada, and Mexico. A newly formed company, Assistance Services of America (ASA)
Inc., was organized and incorporated in November of 1993 to promote the joint marketing effort. The company and SACNAS International each have 50% ownership of ASA. Travel Assistance services are being marketed to HMO's, multi-national corporations and insurance companies. Services include medical consultation and logistical support for individuals traveling outside of their home country. ASA collects fees from the subscribing company. Service fees are paid to MAS for cases in North America and to SACNAS International for cases outside North America. SACNAS
International approached the Company in 1997 with a proposed restructuring of ASA to capitalize on the strengths of SACNAS and MAS.
MAS granted SACNAS an option to acquire control of ASA in exchange for cash and fees to service ASA customers. SACNAS agreed to fund and coordinate all marketing activity for a now well-identified U.S. market (see
Item 1 h. "Subsequent Event").



b.  Segments.

          Revenues from the Company's medical assistance services can be broken down as follows:
                                       Percent of Revenues
                      Years Ended October 31, 1997 and October 31, 1996

                                          1997     1996


Maritime Response Services                 29%      33%
Pharmaceutical Sales                       19%      18%
Assistance                                 42%      37%
Training                                    6%       8%
Clinic Services                             1%       2%
Other/Ancillary Services                    3%       2%
                                           ____    ____
                                           100%    100%

	Maritime Response Services.

		A staff of physicians and communication specialists operate out of the Company's newly constructed, state-of-the-art call center in Owings, Maryland to provide medical advice to people in remote locations, anywhere in the world, 24-hours-a-day, 365-days-a-year. All assistance is provided exclusively through telecommunications systems utilizing telephones, satellite, high frequency radio, fax and telex.

		Subscribers to the Company's medical advice service are provided with two standardized and up-to-date manuals which have been developed by the Company: a "Medical Protocol Manual" and a "Pharmaceutical Manual". When a call for medical assistance is received, the caller is guided through the Medical Protocol Manual as prompted by the physician in order to identify the symptoms of the patient. Once the physician has ascertained the nature of the problem, he can advise on proper procedures and treatment making use of the Pharmaceutical Manual to assist the caller in identifying the proper medicines and supplies. The physician can determine whether a patient can be treated on board or whether shore care is warranted as soon as possible. When the caller identifies himself, a data base enables the physician to examine medical records, if available, and to identify whether or not pharmaceuticals are on board. The center currently receives an average of fifteen to twenty calls each 24-hour period.

		In a typical case, four or more contacts are made between the caller and the physician to enable the patient's condition to be monitored and the case resolved. Every call received by the Company is documented and timed, and a case report is written and signed by the staff physicians. Reports are forwarded to the subscriber for insurance purposes and company records. A copy of the report is also included in the patient's
MAS medical history file.

		The Company charges for its medical advice services according to one of two methods. The subscriber can elect to have unlimited service for a rated flat annual fee or to have the service available on a timed per-minute basis. Subscribers are responsible for all communication costs. Most U.S. maritime customers have flat-fee contracts which have terms of one to three years.


	Pharmaceutical Sales.

		The Company sells a variety of kits containing pharmaceutical and medical supplies. Included in the kits are both prescription and nonprescription medications and controlled substances.
The kits are designed following US Government and international guidelines and include the Company's Pharmaceutical Manual, which provides information on proper storage, use and inventory control. All medications are specially labeled for use in the Company's system. The Company directly supplies pharmaceuticals to its maritime and airline customers through the Company's warehouse facility whose inventory includes various commonly needed pharmaceuticals and supplies. This internalization of the supply function has resulted in greater profitability for the Company and greatly improved service for its customers, who often have time-critical supply needs.

	Assistance.

		A major market for the Company's services is the international travel insurance and assistance industry. Since 1991 the Company has functioned as a correspondent for SACNAS International
(trade name Mondial Assistance), a Paris based assistance corporation with branch offices in 24 countries. The Company provides medical consultation and logistical support for Mondial subscribers who become ill or injured while traveling in North America. Services include coordination of medical care, physician consultation, translation assistance, claims handling, and cost containment. The Company charges a fee for consultation and additional fees if the traveler requires special arrangements or other logistical services.

		During fiscal year 1993, the company entered into an agreement with SACNAS International to market services under the trademark name, "Mondial Assistance," in the U.S., Canada, and Mexico.
A subsidiary company, Assistance Services of America (ASA) Inc., was organized and incorporated in November of 1993 to promote the joint marketing effort. The Company and SACNAS International each have 50% ownership of ASA. Assistance services are being marketed to HMO's, multi-national corporations and insurance companies. Services include medical consultation, logistical support, and access to the Mondial Assistance worldwide network of correspondents for individuals traveling outside of their home country. ASA collects fees from the subscribing company. Service fees are paid to MAS for cases in North America and to SACNAS International for cases outside North America. SACNAS International approached the Company in 1997 with a proposed restructuring of ASA to capitalize on the strengths of SACNAS and MAS. MAS granted SACNAS an option to acquire control of ASA in exchange for cash and fees to service ASA customers. SACNAS has agreed to fund ASA exclusively and coordinate all marketing activity for a now well identified U.S. market (see Item 1 h. "Subsequent Event").

	Training.

		MAS provides emergency medical response training programs for seafarers. Seafarers are trained to administer emergency first aid at sea in conjunction with the Company's radio / satellite / telephone medical advice services. Training also includes discussions of other MAS services that are important to the seafarer's occupational health and welfare.
 The training is performed both at Company facilities and at customer locations, including on board ship.

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




c.  Markets.

		Historically, the primary markets for the Company's products and services have been the maritime industry and the assistance industry.

	Maritime.

		The maritime market consists of three primary segments.
 One market segment consists of privately-owned U.S. flag ships which transport U.S. goods to and from ports within the United States. In this group, there are approximately 400 deep draft vessels for which evacuations due to medical emergencies are complicated and expensive. Over 90% of the companies that operate these vessels utilize the services of the Company. Approximately one-third of these customers have adopted the Company's pharmaceutical program since it was introduced in late 1983.
The Company also has contracts with towing, research, and commercial fishing vessels.

		A second market segment consists of ships owned by U.S. and foreign companies which carry U.S. goods under flags of registry other than the U.S. flag. Over 95% of all U.S. goods are shipped on the approximately 10,000 vessels which fall in this category. The Company has contracts with over 300 of these ships having domiciles in 15 countries. The Company also provides services to U.S. flag ships which are owned by or affiliated with the U.S. Government.

		The third market segment encompasses the balance of the world's oceangoing vessels and numbers around 75,000 vessels/units. The Company's ongoing effort to sell to this market is enhanced by the effort made to sell to the second market segment as most of the companies operate vessels both in the U.S. and worldwide. The further development of less expensive satellite communication equipment also makes this market more accessible. Although large in number, the ships comprising the second and third market segments historically are infrequent users of the service. This, coupled with relatively high marketing costs led the Company into other markets such as assistance, in which its response capabilities can be marketed at higher margins.

	Assistance

		The assistance industry was founded and developed in Europe during the 1960's and 1970's. Due to the close proximity of borders and the variety of languages, there was a need to provide specialized claims handling services for international travelers who purchased travel insurance. Insurance underwriters found that proper claims handling required the availability of 24-hour call centers, language services, and foreign medical correspondents. Assistance companies were formed to provide these specialized services on behalf of multiple underwriters. Subsequently services were expanded to provide specialized and immediate claims handling for multiple types of insurance policies and manufacturers' warranties. Examples include road-side assistance, legal assistance, home assistance, family assistance, and medical assistance. Assistance is now a multi-billion dollar industry in Europe.

		In the U.S., assistance services have not been developed to the same extent as in Europe. However, based on population statistics, and extrapolating from the experience of other Mondial Assistance branch offices, the Company estimates the potential North American assistance market to be in excess of one billion dollars.

        There are three major types of clients to which the
Company's subsidiary, Assistance Services of America, has been able to sell assistance services: insurance companies, multi-national corporations, and HMO's. Insurance companies purchase assistance services to gain access to the Company's specialized 24-hour claims handling capabilities. The availability of such services allows the insurance company to offer more attractive programs to policyholders while monitoring claims and controlling costs. Multi-national corporations are faced with the challenge of providing medical and operational services to their employees in foreign countries. The Company's specialized services function as an additional
employee benefit and allow the client to control risk.   HMO's provide
managed health care by designating preferred health care providers or by employing doctors directly. However, enrollees who travel may not have direct access to these doctors. The Company's services allow HMO's to monitor and control claims for enrollees who travel outside the HMO catchment area.

d.  Competition.

		The Company competes in the medical advice market with a few foreign government-operated entities outside of the United States. The Company also knows of a few U.S. companies as well as several hospitals in the U.S. that provide radio medical advice to ships at sea. While the Company believes it has a competitive advantage, the barriers to entry into the Company's major market are relatively low, and there can be no assurance that a company with far greater financial resources will not commence operations similar to those of the Company and generate competition that does not now exist.

		There are several pharmaceutical suppliers, both domestically and internationally, which market extensively to the maritime market. The Company competes effectively by providing a well-managed pharmaceutical program that is fully integrated with the Company's medical advice service.

		 There are several domestic and foreign companies which provide services similar to the Company's assistance program. These companies have significant financial resources and are capable of competing effectively with the Company's products. The Company has elected to rely upon its French partner, SACNAS International, which operates similar services in 24 countries to lead in the development of this market. The Company's strength rests in its ability to provide cost effective quality assistance services.



e.  Regulation.

		The Company has been licensed by the Federal
Communications Commission to operate a limited coast, high frequency and single side band ("SSB") radio station. The monitoring of "controlled substances" by Company physicians is regulated by the Drug Enforcement Administration. The Company holds licensure from the Drug Enforcement Administration and the Maryland Board of Pharmacy for the distribution of pharmaceuticals. The Company does not hold any direct medical licenses, but utilizes the services of licensed physicians.



f.  Insurance.

		The Company maintains liability insurance for its opera-tions. Physician personnel are provided through Hall & Associates, P.A. which is covered by a comprehensive professional liability insurance policy.



g.  Personnel.

		The Company contracts with Hall & Associates, P.A. for the services of physicians for the Company's 24-hour-a-day medical advice operations for a fixed annual fee. The Company also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates. The Company does not directly employ its own physicians.
See Item 12. The Company employs 31 people (19 in management and administration, and 12 communications coordinators) and believes its relationship with its employees is satisfactory. Hall & Associates, P.A. has 1 full-time physician and 15 part-time physicians contracted to provide services to the Company.






h.  Subsequent Event

	Subsequent to the date of the financial statements, the Company entered into an agreement with SACNAS International
(SACNAS), the Company's 50-50 partner in ASA. The agreement grants SACNAS the option to purchase the Company's shares of ASA (50% of total ASA shares) for $2,000,000 at anytime during the period January 1, 1998 through December 31, 1999. At the time SACNAS exercises its option, SACNAS is required to tender the 305,378 shares of the Company owned by SACNAS. These shares would then be repurchased by the Company for the set price of $122,151.20, resulting in net proceeds to the Company of $1,877,840.80 and a reduction in outstanding shares by 305,378.

	When SACNAS exercises its option the Company, in its sole discretion, may elect to retain 8% of total ASA shares while allowing SACNAS to retain its 305,378 shares of the Company (approximately 8% of the Company). If the Company makes this election, the SACNAS purchase of the remaining ASA shares owned by the Company (42% of total ASA shares) would result in net proceeds of $1,680,000 to the Company.

	In return for the Company granting the option, SACNAS has agreed to forgive the outstanding loan of $500,000 owed by the Company. The Company may write off 1/8 of the loan at the end of each quarter over the two-year option period. The option price for the Company's shares of ASA is reduced by an amount equal to the write-off, so that the total option cost to SACNAS does not increase if SACNAS exercises its option. If SACNAS does not exercise its option, SACNAS and the Company remain 50-50 partners in ASA and the $500,000 loan is forgiven in full.

	During the option period, the Company retains 2 of the 4 seats on the ASA board of directors and maintains fiscal oversight of ASA. The Company continues to receive case fees and management fees from ASA; such fees totaled $449,750 in FY1997. The agreement requires SACNAS to fund any ASA capital requirements during the option period in the form of 5-year loans that are non-recourse to the Company.

	The Company intends to continue to consolidate ASA financial results during the option period.


Item 2.  Description of Property.

		The headquarters of the Company consists of a newly constructed 12,000 square foot custom designed call center and administrative office plus two original buildings containing approximately 5,000 square feet, located on 1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C. The Company enjoys approval to construct approximately 6,000 additional square feet of office space at the headquarters site, when and if needed, without additional site improvements. The Company's call center is staffed 24-hours-a-day. The property is owned by the Company and is secured by a mortgage of only $133,723. To finance the newly constructed call center the Company received a $500,000 loan at 5% simple interest from SACNAS International, which SACNAS has agreed to forgive as part of the consideration for its option to purchase an increased equity interest in ASA from the Company (see Item 1 h.
"Subsequent Event").

	The medical call center is staffed by physicians, a Medical
Director, multi-lingual communications coordinators, call center manager, and an experienced support staff. The center is equipped with a bank of commercial telephone lines, inbound WATS lines, telex, fax, electrocardiogram sending and receiving capabilities and a high-frequency single side band ("SSB") radio station. The radio station is licensed by the Federal Communications Commission (see Item 1, "Regulation") and can operate on five specially designated frequencies that are free of other traffic. This capability affords the Company voice communication from Hawaii to Italy with high reliability. Arrangements made with radio relay stations located in Berne, Switzerland; Singapore; Durban, South Africa; Bahrain;
and Sidney, Australia give the Company worldwide communications capabilities. All radio and telex equipment is supported with backup equipment and the call center uses a generator to maintain continuous operations in case of a power failure. The Company maintains a commercial insurance policy on all buildings and equipment, which in the opinion of management, is adequate to cover the Company's exposure.

Item 3.  Legal Proceedings.

		The Company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

		On September 20, 1996 the Company held an annual meeting of stockholders. In preparation for the meeting the Company issued an information statement but did not seek proxies. Individuals holding 1,934,207 shares of common stock (50.7% of 3,816,933 shares issued) were in attendance at the meeting. All four members of the Board of Directors stood for re-election.

		A motion was made and duly seconded to increase the authorized shares of Common Stock from six million to ten million shares. The motion was passed by unanimous vote with 1,9347,207 shares represented in favor of the resolution.

		By unanimous vote of those present the following individuals were re-elected as Directors of the Company, constituting the entirety of the Board of Directors:

			1.     Ronald W. Pickett
                        2.     Thomas M. Hall
                        3.     Judith P. Hoyer
			4.     Jean-Paul Babey

                No other matters were submitted to a vote of the stockholders.

Judith P. Hoyer deceased in 1997 and the Board seat remains vacant.



                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


		There is a limited public trading market for the Company's Common Stock on the "Bulletin Board" in the over-the-counter market, and there were 271 shareholders of record on January 31, 1998. The high and low bid prices for the Common Stock have been:


                                                    Bid
                                                High     Low
November 1, 1995 to January 31, 1996            3/16    3/16
February 1, 1996 to April 30, 1996              3/16    3/16
May 1, 1996 to July 31, 1996                    3/16    3/16
August 1, 1996 to October 31, 1996              7/32    3/16
November 1, 1996 to January 31, 1997             1/4     1/4
February 1, 1997 to April 30, 1997               1/4     1/4
May 1, 1997 to July 31, 1997                     1/4     1/4
August 1, 1997 to October 31, 1997               1/4     1/4


	On January 31, 1998, the Common Stock was quoted by its primary market maker at $ 1/4 bid, $5/16 asked.

		These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

		The Company has never paid a cash dividend on its common stock..


Item 6.  Management's Discussion and Analysis of Financial Condition.


		Results of Operation.

        The Company's consolidated net income for fiscal year 1997 was $357,903 ($.09 per share), compared to $237,203 ($.06 per share) for 1996, an increase of 50.9%. The increase of $120,700 is primarily the result of increased revenues from several programs and recognition of tax benefits from operating loss carry forwards. FY 1997 represents the eighth consecutive profitable year for the Company.

	The Company reported sales of $1,101,096 and net revenue of $1,005,801 from assistance services in fiscal 1997, compared to $813,564 and $742,101 respectively for fiscal 1996, an increase in reported sales of 35%. The increase is primarily the result of growth of ongoing contracts held by the Company's subsidiary Assistance Services of America (ASA).
Growth in the number of contracts for this program is expected to continue in 1998. In accordance with the terms of a recent agreement (see Item 1 h. "Subsequent Event"), the Company and its partner SACNAS have restructured ASA to capitalize on each of the partners' respective strengths. SACNAS will now be funding 100% of the growth capital and marketing expertise required to pursue the vast American assistance market, allowing the Company to focus on providing its consistently high quality assistance services.

	The Company's other business consists of maritime response services, sales of pharmaceuticals and training services provided to maritime customers. Revenue from maritime response services is derived primarily from providing medical advice to ships. Total revenue from contracts from medical advice to ships at sea during fiscal 1997 was $756,246 as compared to revenues of $698,296 reported in fiscal 1996.

	Net pharmaceutical revenue from sales to the Company's
customers, excluding freight, was $155,777 in fiscal year 1997 compared to $126,223 in fiscal 1996 an increase of 24%. 1997 pharmaceutical sales of $491,637 represent an increase of 20% when compared to the previous
year's sales of $410,970.   These increases are attributed to the development
of new products resulting in an increased client base, as well as increased marketing efforts

	Profits from training services were $123,868 in fiscal 1997 compared to $153,834 in 1996, a decrease of 19%. This decrease primarily represents the effect of periodic training cycles for several existing clients.

	Salaries and wages were $759,332 in fiscal 1997 compared to $651,498 in fiscal 1996, an increase of 37%. The increase reflects the addition of staff to support the Company's call center, and marketing, claims handling, accounting, information technology, and administrative departments. In conjunction with this the Company's other selling, general and administrative expenses increased by 33.8% to $759,402 in fiscal 1997 from $567,726 in fiscal 1996.

	Management has assessed its strengths and decided to focus on continued high quality assistance services to the maritime, North American assistance, and international travel assistance industries. The financial condition of the Company has been greatly strengthened by its revised relationship with SACNAS, its ASA partner in the development of the now well-defined U.S. assistance market. SACNAS's commitment to fund
100% of market development expenses, while simultaneously forgiving over $500,000 of debt owed by the Company (see Item 1 h. "Subsequent Event") has freed the Company's cash which management was preserving to retire this loan, or use for assistance marketing development expenses. Management is now committed to the development of new business lines complimentary with the Company's strengths and compatible with its financial resources. The Company will be undertaking to develop direct patient care and additional clinical services at the Company's headquarter site to enhance both the physician staff and Company profits. The
Company is also pursuing new customer and program development to take advantage of its 24-hour call center expertise.

	Liquidity and Capital Sources.

	Cash provided by operations was $281,244 in 1997 as compared
to $344,838 in fiscal 1996.   The ratio of current assets to current
liabilities was 1.3 to 1 at the end of fiscal 1997, with the current liabilities including the $500,000 SACNAS loan discussed below, as compared to 1.8 to 1 at the end of fiscal 1996. The cash flow from ongoing operations is sufficient to meet the Company's current and anticipated short-term liabilities. During 1996 capital expenditures of $547,552 were primarily for the construction of a new 12,000 square foot building on the headquarters' property and the purchase of computer equipment. To finance this building the Company received a $500,000 loan at 5% simple interest from SACNAS. SACNAS International has agreed to forgive as part of the consideration for its option to purchase an increased equity interest in ASA from the Company (see Item 1 h. "Subsequent Event").

		Impact of Inflation and Changing Prices. The Company's costs are comprised primarily of staff salaries and physician fees. Salaries and wages were $759,332 in fiscal 1997 and 651,498 in fiscal 1996 an increase of $107,834. These increases reflect both increases in the number of employees from the prior year and increases in salaries due to a tightening labor market. Medical staffing costs increased by $11,399 in fiscal year 1997 due to an increase in malpractice insurance costs and the full year effect of the prior year's staff expansion to include an Assistant Medical Director.

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

Item 8.  Changes in and Disagreements with Accountants on
	    Accounting and Financial Disclosure.

		None


                                PART III

Item 9.  Directors, Executive Officers, Promoters, and
	   Control Persons, Compliance with Section
	   16(a) of the Exchange Act.

		Listed below are the directors and executive officers of
the Company. Directors are elected for one year terms or until their successors are elected and qualified. Officers hold office until their successors are elected and qualified or until their earlier resignation or removal.
                                                                    Age at
Name                             Positions with Company        January 31,1998

Ronald W. Pickett             Chairman of the Board of                50
                              Directors & President

Thomas M. Hall, M.D., M.I.M.  Chief Executive Officer & Treasurer,    45
                              President of Assistance Services
                               of America, Inc.
                              President of Hall & Associates, P.A.,
                              Chief Physician of the Company

Jean-Paul Babey               Director                                42


		Ronald W. Pickett is the founder of the Company, Chairman of the Board of Directors and President. He has been an officer and director of the Company since its inception in 1981. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 30 years.

		Thomas M. Hall, M.D.,M.I.M., a graduate of George Washington University School of Medicine, "with distinction", has served as President of Hall & Associates, P.A., and its predecessor firm since April, 1988, as Chief Physician of the Company since 1982, and as Chief Executive Officer of the Company since July 1992. Dr. Hall has been a director of the Company since March, 1992. As Chief Executive Officer of the Company, Dr. Hall supervises all day-to-day operations. As Chief Physician, Dr. Hall is in charge of the medical personnel utilized in the Company's medical advice and training operations. Dr. Hall is a diplomate of the National Board of Medical Examiners, the American Board of
Internal Medicine, and the American Board of Preventive Medicine (Certified Occupational Medicine Specialist). He is a member of Phi Beta Kappa and Alpha Omega Alpha honor societies. Dr. Hall also holds a Masters degree in International Management from the University of Maryland.

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


Item 10.  Executive Compensation.

		The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of the Company for services to the Company for the fiscal years ended October 31, 1996 and 1997:


                          SUMMARY COMPENSATION TABLE

                             Annual Compensation
______________________________________________________________________________
Name and                        Fiscal                            Other Annual
Principal Position               Year     Salary       Bonus      Compensation
______________________________________________________________________________

Thomas M. Hall, M.D., M.I.M.    1997     $ 50,000   $ 95,105 (2)  $ 85,694 (3)
     CEO and                    1996     $ 50,000   $ 65,135 (2)  $ 87,625 (3)
     Chief Physician (1)

Ronald W. Pickett               1997     $50,000         0             0
Chairman of the Board,          1996     $50,000         0             0
President and Treasurer


	(1)	Dr. Hall also receives income from the Company as an
        independent contractor and independent commissioned sales agent, as detailed in notes (2) and (3) below. Dr. Hall is required to pay certain of his own business and travel expenses related to this income.

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



		No person (other than the Chief Executive Officer) who served as an executive officer of the Company at the end of the fiscal year ended October 31, 1997 had total annual salary and bonus for that year in excess of $100,000. But see Item 12. "Certain Relationships and Related Transactions."

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


Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.

	Beneficial Ownership. As of February 1, 1998, the Company was aware that the following persons owned beneficially more than 5% of its Common Stock:
                                               No. Shares
      Name and Address                    Owned Beneficially   Percent of Class

      Thomas M. Hall, M.D., M.I.M.              1,167,750           30.6%
      8050 Southern Maryland Boulevard
      Owings, MD 20736

      Ronald W. Pickett                           676,407           17.7%
      P.O. Box 167
      Mechanicsville, MD  20659

      SACNAS International                        305,378            8.0%
      2, rue Fragonard
      Paris XVII, France


        * Includes immediately exercisable options to purchase 200,000 shares of MAS common stock at $.50 per share.


	The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of February 1, 1996 for each director and executive officer and for all directors and executive officers as a group:


                                               No. Shares
      Name                                Owned Beneficially   Percent of Class

      Thomas M. Hall, M.D., M.I.M.              1,167,750*          30.6%
      8050 Southern Maryland Blvd.
      Owings, Maryland  20736

      Ronald W. Pickett                           676,407           17.7%
      P.O. Box 167
      Mechanicsville, Maryland  20659

      Jean-Paul Babey                             305,378**          8.0%
      SACNAS International
      2, rue Fragonard
      Paris XVII, France


      All directors and executive officers
       as a group (3 individuals)               2,149,535*          56.3%

        * Includes immediately exercisable options to purchase 200,000 shares at $.50 per share.

	** 	Consists of 305,378 shares held in the name SACNAS
                International, as to which Mr. Babey shares voting and investment power, but of which Mr. Babey disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions.

		The Company has an agreement with Hall & Associates,
P.A. to provide the Company with medical personnel as needed to staff its operations. The Company pays Hall & Associates, P.A. fees in equal amounts every two-week pay period for personnel provided, plus reimbursement for professional liability insurance, the direct costs of any extra physicians for coverage of the call center, training costs and incidental expenses. The agreement with Hall & Associates derives from a written agreement with the predecessor of Hall & Associates, Vaillancourt
Associates, P.A., which was executed in 1982. The written agreement has been modified by oral agreement on several occasions. Ronald W. Pickett, the Chairman, President and second largest shareholder of the Company, is the Treasurer of Hall & Associates, but has no direct or indirect financial interest in Hall & Associates. Thomas M. Hall, M.D., M.I.M., who was elected Chief Executive Officer of the Company on July 16, 1992 and is the largest shareholder of the Company, controls Hall & Associates, P.A. Prior to being elected CEO, Dr. Hall served as Chief Physician of the Company, and he continues to serve the Company as Chief Physician. Dr. Hall also has an agreement with the Company by which he receives a commission on sales of certain assistance-related services. See notes to Item 10 "Executive Compensation."

Item 13.	Exhibits List and Reports on Form 8-K.

        (a) A list of the exhibits filed as part of this report is found in the Exhibits Index .


	SIGNATURES

		In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     	MEDICAL ADVISORY SYSTEMS, INC.


Date:                           By: /s/ Ronald W. Pickett
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                           By: /s/ Ronald W. Pickett
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President


Date:                           By: /s/ Thomas M. Hall, M.D., M.I.M.
                                    Thomas M. Hall, M.D., M.I.M.
                                    Chief Executive Officer
                                    Treasurer
                                    Director
                                    (Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)


Date:                           By: /s/ Jean-Paul Babey
                                    Jean-Paul Babey
                                    Director







SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


  1.	An annual report for fiscal year 1997 has not yet been sent to the
        Company's stockholders.

  2.	The Company will distribute an annual report to security holders subsequent to the filing of this Form.




                          EXHIBITS INDEX

                                                                   Sequential
Exhibit No.                 Description of Exhibit                 Page Number

  3(a)          Restated Certificate of Incorporation,                 N.A.
                filed as Exhibit 3(a) to Registration
                Statement on Form S-18 (No. 2-98314) on
                June 7, 1985*

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

                            OCTOBER 31, 1997



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

                     MEDICAL ADVISORY SYSTEMS, INC.

                     Index to Financial Statements




                                                                    Page

Report of Independent Certified Public Accountants                   F-3

Consolidated Balance Sheet at October 31, 1997                       F-4

Consolidated Statements of Earnings for the two years
in the period ended October 31, 1997                                 F-6

Consolidated Statements of Stockholders' Equity for
the two years in the period ended October 31, 1997                   F-7

Consolidated Statements of Cash Flows for the two
years in the period ended October 31, 1997                           F-8

Notes to Consolidated Financial Statements                           F-9



                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Medical Advisory Systems, Inc.

	We have audited the accompanying consolidated balance sheet of Medical Advisory Systems, Inc. and subsidiary as of October 31, 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the two years in the period ended October 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Advisory Systems, Inc. and subsidiary as of October 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.





                                                 /s/ STEFANOU & COMPANY, LLP

                                                 STEFANOU & COMPANY, LLP
                                                 Certified Public Accountants

McLean, Virginia
February 3, 1998








                       MEDICAL ADVISORY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEET
                             OCTOBER 31, 1997



	ASSETS

CURRENT ASSETS:
        Cash and equivalents                                     $    729,609
	Accounts receivable, less allowance for doubtful
                receivable of $ 43,568                              1,044,612

        Inventory, at lower of cost or market                          22,205
        Current deferred tax asset (Note F)                            41,830
        Prepaid expenses                                               14,012
                                                                    _________
                Total current assets                                1,852,268

PROPERTY AND EQUIPMENT-AT COST:
	(Notes A and C)

        Land                                                           65,078
        Building and improvements                                     878,756
        Furniture, fixtures and equipment                             580,339
                                                                    _________
                                                                    1,524,173

        Less accumulated depreciation                                 557,636
                                                                    _________
                                                                      966,537
OTHER ASSETS:
        Investments (Note B)                                          364,969
        Deferred income taxes (Notes A and F)                         346,860
                                                                    _________

                                                                  $ 3,530,634
                                                                    =========













               See accompanying notes to consolidated financial statements

                       MEDICAL ADVISORY SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEET
                             OCTOBER 31, 1997



	LIABILITIES

CURRENT LIABILITIES:
        Current maturities of long-term debt (Notes C and K)        $ 501,903
        Accounts payable and accrued expenses                         600,314
        Deferred income                                               367,172
                                                                    _________

                Total current liabilities                           1,469,389

LONG-TERM DEBT, less current maturities (Note C)                      131,819

JOINT VENTURER'S INTEREST (Note A)                                     28,476

STOCKHOLDERS' EQUITY:
	Convertible preferred stock, par value, $ 1.75 per share;
                1,000,000 shares authorized; none used                   -
	Common stock, par value, $  .005 per share;
                10,000,000 shares authorized; 3,882,873
                shares issued (Note E and K)                           19,415
        Additional paid-in-capital                                  3,824,778
        Accumulated deficit                                        (1,899,660)
                                                                    _________
                                                                    1,944,533


Less 65,940 shares of common stock held in treasury-at cost        (   43,583)
                                                                    _________
                                                                    1,900,950

                                                                 $  3,530,634
                                                                    =========











           See accompanying notes to consolidated financial statements

                       MEDICAL ADVISORY SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                         YEARS ENDED OCTOBER 31,




Revenues:                                                   1997        1996
        Maritime response services                     $  756,246   $  698,296
        Assistance services                             1,101,096      813,564
        Pharmaceutical sales                              491,637      410,970
        Clinic systems                                     33,736       52,202
        Training                                          153,294      189,797
        Other                                              65,309       51,392
        Interest                                           44,971       35,896
                                                        _________    _________
                                                        2,646,289    2,252,117

Cost and expenses
        Pharmaceuticals                                   335,860      284,748
        Medical professional services                     321,260      316,302
        Clinic system                                      20,420       29,774
        Training                                           29,425       35,963
        Salaries and wages                                759,332      651,498
        Selling, general and administrative               759,402      567,726
        Depreciation                                       84,725       35,579
        Interest                                           29,562       15,530
        Write-down of investment                               -        62,500
                                                        _________    _________
                                                        2,339,986    1,999,620
              Operating income                            306,303      252,497

Income tax benefit (expense) (Notes A and F)               55,567      (15,294)

        Earnings before joint Venturer's interest         361,870      237,203
Joint Venturer's interest                                  (3,967)          -
                                                        _________    _________
        NET EARNINGS                                   $  357,903   $  237,203
                                                        =========    =========

Earnings per common share (Note J):                     $     .09   $      .06





        See accompanying notes to consolidated financial statements

                       MEDICAL ADVISORY SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1997 AND 1996



             Common   Stock  Additional Accumulated Treasury Stock
             Shares   Amount  Paid-in    Deficit     Shares  Amount    Total
                              Capital
Balance at
Nov.1,1995  3,882,873 $19,415 $3,824,778 $(2,494,766)65,940 $(43,583)$1,305,844

Net earnings     -        -         -        237,203    -        -      237,203
            _________  ______ __________  __________ ______  _______  _________
Balance at
Oct.31,1996 3,882,873  19,415  3,824,778  (2,257,563)65,940  (43,583) 1,543,047

Net earnings     -        -         -        357,903     -       -      357,903
            _________  ______ __________  __________ ______  _______  _________

Balance at  3,882,873 $19,415 $3,824,778$ (1,899,660)65,940 $(43,583) 1,900,950
Oct.31,1996










                See accompanying notes to consolidated financial statements

                       MEDICAL ADVISORY SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED OCTOBER 31,

Increase (decrease) in cash and equivalents                   1997       1996

Cash flows from operating activities
       Net earnings for the year                           $ 357,903 $ 237,203
       Adjustments to reconcile net earnings to net cash
               provided by operating activities:
               Deferred income taxes                         (57,661)   15,294
                   Equity interest in Joint Venture (income)
                               losses                         (3,968)       -
                    Depreciation                              84,725    35,597
                     (Increase) decrease in:
                             Accounts receivable            (202,173) (411,965)
                             Prepaid expenses and other      (13,468)     (544)
                             Inventory                        (2,072)    3,162
                      Increase (decrease) in:
                             Accounts payable and accrued
                               expenses                       (7,414)  303,983
                             Deferred income                 125,375   162,108
                                                             _______   _______
               Net cash provided by operating activities     281,247   344,838
Cash flows used in investing activities:
       Capital expenditures, net of disposals               (261,498) (547,552)
       Write-down of investment securities                        -     62,500
                                                             _______   _______

               Net cash used in investing activities        (261,498) (485,052)


Cash flows used in financing activities:
       Proceeds from loans                                        -    500,000
       Repayments of loans to banks and related parties       (7,818)  (44,876)
                                                             _______   _______
       Net cash, provided (used)in financing activities       (7,818)  455,124
                                                             _______   _______
       Net (decrease) increase in cash and equivalents        11,931   314,910
Cash and equivalents at beginning of year                    717,678   402,768

Cash and equivalents at end of year                         $729,609  $717,678
                                                             =======   =======


Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest                      $ 16,789  $ 15,530
                                                             =======   =======



              See accompanying notes to consolidated financial statements

                       MEDICAL ADVISORY SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER  31, 1997 AND 1996


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

The consolidated financial statements also include 100% of the assets, liabilities and operating results of Assistance Services of America, Inc.
(ASA).  Pursuant to a joint venture agreement, the Company formed
ASA and purchased 250 shares (50%) of ASA common stock in fiscal
1994 for $25,000 in cash. The Joint Venture's Interest reflected on the 1997 consolidated balance sheet and the consolidated statements of earnings represents the other joint venturer's share (50%) of ASA's equity and results of operations for 1996 and 1997

Business Operations

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














                       MEDICAL ADVISORY SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996


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











                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996


NOTE B-INVESTMENTS

Investments, at original cost, are comprised of the following as of October 31, 1997:

        U.S. Government Obligations (market value of $ 314,577) $ 327,469 100,000 shares of Waste Masters, Inc. (formerly F&E
        Resource Systems Technology, Inc.) common stock
        (market value of $  37,500)                                     37,500
                                                                      ________
                                                                     $ 364,969
                                                                      ========

The investments are U.S. Government obligations classified as non-current assets and are stated at cost as it is management's intention to hold the securities.

During 1996, the Company wrote down to fair market value its investment in Waste Masters, Inc. Common Stock. The write-down amounted to $ 62,500 and was due to a decline in fair value considered to be other than temporary. The Company's President and Chairman of the Board was a member of the Board of Directors of WasteMasters, Inc. until September, 1996.

NOTE C-LONG-TERM DEBT

Long-term debt at October 31, 1997 consists of the following:

   Mortgage loan payable in monthly installments of $ 1,235, including interest at 9% per annum, secured by first deed of trust on
   Company's Building and Land                                          133,722

   Note Payable to SACNAS International including
   interest at 5% per annum; unsecured (See Note K)                     500,000
                                                                        _______
                                                                        633,723

            Less current portion                                        501,903
                                                                        _______
                                                                      $ 131,819
                                                                        =======











                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996


NOTE C-LONG-TERM DEBT-CONTINUED

Aggregate maturities of long-term debt as of October 31, 1997 are as follows:
			Year			Amount
                        1998                     $ 501,903
			1999			     2,500
			2000			     2,700
			2001			     2,900
                        2002 and after             123,720
                                                 _________
                                                 $ 633,723
                                                 =========
NOTE D-RELATED PARTY TRANSACTIONS

Hall & Associates, P.A., which is owned by the Company's chief Executive Officer, Thomas M. Hall, M.D., provides medical professional services to MAS. Amounts paid to Hall & Associates, P.A. represent fees for professional services rendered and premiums on professional liability insurance. During 1997 and 1996, the Company paid Hall & Associates, P.A. $ 337,922 and $326,523, respectively, in fees and professional liability insurance premium payments made on Hall & Associates, P.A.'s behalf.

During fiscal years 1997 and 1996, Thomas M. Hall, M.D., received
$ 95,104 and $ 65,135, respectively, representing a percentage of the Company's gross sales of certain travel-related medical services.

The Company entered into a cooperative venture with SACNAS International (trade name- Mondial Assistance) through ASA, the Company's 50% owned joint venture. Additionally, as a result of its affiliation with SACNAS International (which is also a shareholder in the Company), the Company derived net revenues of $ 160,177 and $ 128,000 during 1997 and 1996, respectively, exclusive of the joint venture activities. At October 31, 1997, the net accounts receivable from various Mondial centers were approximately $ 215,000.

During 1996 the Company began construction of a new 12,000 square foot office building. The Company entered into an agreement with a contractor, whose owners are related to the Company's President and Chairman of the Board, to develop and construct the building. The amount of the contract, together with approved change orders was $528,176, which management believes approximates the market value for the services rendered. The Company took occupancy of the building in February, 1997.

During 1996, SACNAS International, a significant Company shareholder, lent $500,000 to the Company in the form of an unsecured loan (see Note C). The note together with accrued interest at 5% per annum, was restructured subsequent of the date of the financial statements (See Note K).

                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996


NOTE E-STOCK OPTIONS AND WARRANTS

The Company has issued options to purchase 200,000 shares of its common stock to its Chief Executive Officer, 100,000 of which are exercisable at $.50 per share through February, 28 1998, 50,000 of which are exercisable at $.50 per share through February 28, 1999 and 50,000 of which are exercisable at $.50 per share through February 28, 2000. The Company has issued 40,000 options to a key employee, 10,000 of which are exercisable at $.50 per share through February 28, 1999, 10,000 exercisable at $.50 per share through February 28, 2000, and 10,000 exercisable at $.50 per share through February 28, 2001, and 10,000 exercisable at $.50 per share through February 28, 2002.

Subsequent to the date of the financial statements, the Company's
Board of Directors approved a modification to the expiration dates of the options granted (See note K).

During 1991, The Company entered into a receipt and release agreement with a creditor which included a detachable warrant for the purchase of MAS common stock. The warrant entitles the holder to purchase a number of MAS common shares at $.50 per share in an amount equal to the outstanding balance of the note multiplied by a factor of 2.90, plus the dollar amount of principal paid on the note multiplied by a factor of 1.45 (up to a maximum of 290,000 shares). The warrant was exercisable in whole or in part commencing April 16, 1991 and expired six months after the note was paid in full. The warrant provides for the reservation of warrant shares, protection against dilution, registration under the Securities Act of 1933 and certain other items as described in the warrant agreements. The noteholder was paid in full during 1996 and elected not to acquire any shares of MAS common stock pursuant to the detachable warrant.
The warrant has expired.



















                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


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

Components of deferred tax assets as of October 31, 1997 are as follows:
	Current
                Deferred income                                     $  30,290
                Allowance for doubtful accounts                        11,540
                                                                     ________
        Current deferred tax asset                                     41,830

	Noncurrent

                Net operating loss carryforwards                      721,105
                Other                                                     663
                                                                     ________
                        Noncurrent deferred tax asset                 742,297

                        Valuation allowance                           395,431
                                                                     ________
                                                                      346,866
                                                                     ________
                        Net deferred tax asset                      $ 388,696
                                                                     ========














                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996

NOTE F-INCOME TAXES CONTINUED

Deferred tax components are included in the following balance sheet captions:

                Current assets                                      $  41,830
                Deferred income taxes                                 346,866
                                                                    _________
                                                                    $ 388,696
                                                                    =========

Deferred income taxes (asset) were increased in 1997 by $57,567 and decreased in 1996 by $15,294.

The Company has sustained profitable operations for the past eight years and management expects this to continue. Therefore, management believes it is more likely than not that it can realize deferred tax assets totaling approximately $ 388,700 over the next five years.

In 1997 and 1996, MAS utilized approximately $ 296,000 and $ 237,000, of operating loss carryforwards on its tax return. For tax reporting purposes, unused net operating losses approximate $2,066,000, which expire as follows:

		Year					Amount

		1998					207,000
                1999                                     25,000
		2000					229,000
		2001					315,000
		2002					376,000
		2003					226,000
		2004					316,000
		2005					106,000
		2006					266,000
                                                    ___________

                TOTAL                               $ 2,066,000
                                                    ===========










                       MEDICAL ADVISORY SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996



NOTE F-INCOME TAXES-CONTINUED

The deferred tax asset related to the carryforward is approximately $ 721,000. Approximately $375,000 of this amount has been reserved and included in the valuation allowance.

Prior to the adoption of FAS 109, the Company did not record deferred taxes.

NOTE G- MAJOR CUSTOMERS

Revenue from two major customers approximated $ 518,307 or 19.5% of sales for the year ended October 31, 1997. Revenue from two major customers approximated $463,423 or 21% of sales for the year ended October 31, 1996.

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

NOTE I-RETIREMENT PLAN

In 1994 the Company adopted a retirement savings plan (Plan) in accordance with section 401(k) of the internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan's agreement. Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law.
The Company provides for discretionary matching contributions to the Plan equal to a percentage of the participant's contributions. The Company's contribution in 1997 and 1996 were $ 2,364 and $ 2,491, respectively.













                       MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996


NOTE J - NET  INCOME PER SHARE

Earnings per common share for the years ended October 31, 1997 and 1996 are based upon 3,816,933 shares representing the weighted average number of shares outstanding. Stock options and warrants have not been included as they would not materially affect share amounts.

NOTE K - SUBSEQUENT EVENT

Subsequent to the date of the financial statements, the Company entered into an agreement with SACNAS International (SACNAS), the 50% shareholder of ASA. The agreement grants SACNAS an option to purchase 100% of the Company's shares in ASA for $2,000,000 during the period January 1, 1998 through December 31, 1999. At the time SACNAS exercises its option, SACNAS shall tender to the Company the 305,378 shares of the Company SACNAS owns. The Company's shares shall be sold by SACNAS to the Company for $122,151 and the proceeds shall be used to offset the $2,000,000 purchase of the Company's ASA shares. The Company has the option to retain 8% of total ASA shares while allowing SACNAS to retain their 305,378 Company shares. If the Company exercises this option, the SACNAS option to purchase the remaining ASA shares shall be reduced to $1,680,000.

Provided SACNAS has not exercised the option agreement, beginning January 1, 1998, and at the end of each quarter, SACNAS shall forgive 12.5%, or $62,500, of the $500,000 unsecured loan to the Company
(See Note C) along with interest accrued to that date. Any principal loan amount forgiven shall be credited to the option price.

If SACNAS does not elect to exercise the option agreement during the term provided, the remaining principal balance of the $500,000 loan not forgiven plus any accrued interest, shall be forgiven in its entirety.

Subsequent to the date of the financial statements, the Company's
Board of Directors approved a modification to the expiration dates of stock options granted to the Company's Chief Executive Officer and key employee (See Note E).

The employee stock options scheduled to expire during the period SACNAS has an option to purchase 100% of ASA's common stock (January 1, 1998 through December 31, 1999), have been extended to 60 days after SACNAS exercises its option. If SACNAS does not exercise its option, the employees' stock options that would have otherwise expired, will be extended to January 31, 2000.






                                    EXHIBITS








                                  EXHIBIT INDEX


     Number                    Description of Exhibit                 Page

      (11)                   Computation of Earnings per Common
                               and Common Share Equivalents            E-1



                       MEDICAL ADVISORY SYSTEMS, INC.

                     COMPUTATION OF EARNINGS PER COMMON
                        AND COMMON EQUIVALENT SHARES

                 For the years ended October 31, 1997 and 1996



                                                        1997            1996
                                                     _________       _________

Shares outstanding at beginning of period            3,816,933       3,816,933

Weighted average of common shares issued
during the period                                         -               -
                                                     _________       _________


Weighted average of common shares
outstanding during the period
3,816,933	                       3,816,933

Stock options and warrants outstanding-not
included as they have no dilutive effect
-			          -

Shares used in computing earnings per
common share                                         3,816,933       3,816,933

Earnings per common share ($ 357,903 / 3,816,933)     $    .09
                                                     =========
Earnings per common share ($ 237,203 / 3,816,933                      $    .06
                                                                     =========









                                E-1