Form 10QSB
period 1998-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 1998-03-16
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1998		Commission File No. 2-98314-W

                         MEDICAL ADVISORY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        52-1233960
(State of other Jurisdiction of           (I.R.S. Employer Identification No.)
incorporated or organization)


8050 Southern Maryland Boulevard, Owings, Maryland                     20736
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

                 Yes x                         No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            3,816,933 shares of Common Stock ($0.005 par value per share)
                            outstanding at January 31, 1998



                                   INDEX

                     MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

	Balance Sheet - January 31, 1998 and October 31, 1997

        Statement of Operations - Three months ended January 31, 1998 and 1997

        Statement of Cash Flow - Three months ended January 31, 1998 and 1997

	Notes of Condensed Financial Statements:  January 31, 1998

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                         MEDICAL ADVISORY SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET


                                                      January 31    October 31
                                                         1998           1997
                                                     __________________________
                                                               UNAUDITED
                                                                (NOTE -A)


ASSETS

 CURRENT ASSETS

    Cash                                               $  939,291   $  729,609
    Receivables, net                                      766,898    1,044,612
    Inventory - Pharmaceuticals                            20,476       22,205
    Prepaid expenses and other                              5,706       14,012
    Current deferred tax asset                             41,830       41,830
                                                       __________   __________
            TOTAL CURRENT ASSETS                        1,774,201    1,852,268

 PROPERTY AND EQUIPMENT, NET                              984,759      966,537

 OTHER ASSETS
    Investments                                           364,969      364,969
    Deferred assets                                       346,860      346,860
                                                       __________   __________

            TOTAL OTHER ASSETS                            711,829      711,829

                  TOTAL ASSETS                         $3,470,789   $3,530,634
                                                       ==========   ==========





                          MEDICAL ADVISORY SYSTEMS, INC.

                      CONSOLIDATED BALANCE SHEET - CONTINUED



                                                      January 31    October 31
                                                         1998          1997
                                                     _________________________
                                                              UNAUDITED
                                                               (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES
    Current Maturities LT Debt                         $    1,971   $  501,903
    Accounts payable & accrued expenses                   502,143      600,314
    Deferred income                                       356,487      367,172
                                                       __________   __________

            TOTAL CURRENT LIABILITIES                     860,601    1,469,389

 Long-term liabilities to Banks and Others                631,178      131,819
                                                       __________   __________

             TOTAL LIABILITIES                         $1,491,779   $1,601,208
                                                       __________   __________

 JOINT VENTURER'S INTEREST                                 45,407       28,476


 SHAREHOLDER'S EQUITY

    Common Stock, $0.005 pqr value -
     Authorized:  10,000,000 shares
     Issued:  3,869,938 shares                             19,415       19,415
    Convertible Preferred Stock, $1.75 par value
     Authorized:  1,000,000 shares
     Issued:  none
    Additional capital                                  3,824,778    3,824,778
    Accumulated deficit                                (1,867,007)  (1,899,660)
    Treasury Stock at Cost - 65,940 shares                (43,583)     (43,583)
                                                       __________   __________

             NET SHAREHOLDERS EQUITY                   $1,933,603   $1,900,950
                                                       __________   __________

TOTAL LIABILITIES AND EQUITY                           $3,470,789   $3,530,634
                                                       ==========   ==========



                          MEDICAL ADVISORY SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                                             Three Months
                                                           Ended January 31
                                                          1998          1997
                                                       _______________________

Revenues:
   Maritime Program Services                           $  200,658   $  174,327
   Assistance Services                                    274,177      280,646
   Pharmaceutical Sales                                   118,026       77,899
   Training Services                                       15,830       48,014
   Clinic Services                                          6,491       17,550
   Other Income                                               403           -
   Interest Revenue                                        10,495       10,349
                                                       __________   __________
                                                          626,080      608,785

Cost and Expenses:
   Pharmaceutical Cost of Goods                            55,709       32,773
   Medical Professional Services                           75,213       75,380
   Cost of Clinic Services                                  2,990       13,066
   Cost of Training Services                                2,353        5,848
   Salaries and Wages                                     232,782      207,636
   Other selling, general and
     Administrative expenses                              158,418      130,399
   Depreciation and Amortization                           24,405       11,753
   Interest expense (income) net                            8,196        6,301
                                                       __________   __________
                                                          560,066      483,156

            Operating Income                               66,014      125,629

   Income Tax benefit (expense)                           (16,431)          -
                                                       __________   __________
   Profit (loss) before joint venturer's interest          49,583      125,629

   Joint venturer's interest                              (16,930)     (39,610)
                                                       __________   __________


            NET EARNINGS                               $   32,653   $   86,019
                                                       ==========   ==========

Earnings per share                                          $0.01        $0.02

Outstanding shares used to calculate
  earnings per share                                    3,816,933    3,816,933




                           MEDICAL ADVISORY SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             Three Months
                                                           Ended January 31
                                                          1998          1997
                                                       _______________________


Cash flows from operating activities:
    Net earnings from period                           $   32,653   $   86,019
    Adjustment to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                        24,405       11,753
      Equity interest in joint venture income (losses)     16,930       39,610
     (Increase) decrease in :
        Accounts Receivable                               277,714      185,555
        Inventory - Pharmaceuticals                         1,729        4,378
        Prepaid expenses and other                          8,306          544
      Increase (decrease) in :
        Accounts payable and accrued expenses             (98,171)    (205,134)
        Deferred income                                   (10,684)     102,736
                                                       __________   __________

    Net cash provided by (used for) operating activities  252,882      225,461

    Cash flows from investing activities:
      Purchase of Invesment Securities                        -            -
      Capital Expenditures                                (42,627)    (140,976)
                                                       __________   __________

    Net cash provided by (used in) investing activities   (42,627)    (140,976)



    Cash Flows from financing activities
      Repayment of loans to banks and related parties        (573)      (9,716)
                                                       __________   __________

    Net cash provided by (used in) financing activities      (573)      (9,716)


        Net increase (decrease) in cash                   209,682       74,769


        Cash at beginning of period                       729,609      717,678
                                                       __________   __________

        Cash at end of the period                      $  939,291   $  792,447
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



                     MEDICAL ADVISORY SYSTEMS, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


     Although quarterly revenues increased by 3% for the first quarter of fiscal year 1998, the Company's consolidated net income from operations was $32,653 as compared to $86,019 last year, a decrease of 62%. This decrease is primarily the result of the restructuring for the Company's subsidiary, Assistance Services of America, (ASA) Inc. (see "Subsidiary Option and Restructuring Agreement" below). During the first quarter of FY 1998 the Company recorded $12,528 in licensing expenses and $16,431 in provisions for income taxes for ASA. These expenses were not recognized in the comparable quarter last year.


     The Company had $274,177 in revenues from sales of assistance services during the first three months of FY 1998, compared to $280,646 reported for the same period in FY 1997.

     Revenues from maritime response services were $200,658 for the first three months of FY 1998 compared to $174,327 for the same period in FY 1997 an increase of 15%. This increase is the result of the stabilization in the size of the U.S. merchant marine fleet along with expanded marketing efforts.

     Revenues from pharmaceutical sales were $118,026 for the first quarter of FY 1998, a 51% increase compared to the same period in FY 1997. The increase is attributed to the offering of an expanded product line resulting in an increased client base, as well as a cyclical upturn in purchasing by existing clients.

     The Company's training program provided revenues of $15,830 for the period, a 67% decrease compared to training revenues of $ 48,014 in the first quarter of FY 1996. During the first quarter of FY 1998 several of the Company's clients delayed enrollment in training sessions due to the introduction of new International Maritime Organization (IMO) training standards. The Company is in the process of modifying its training program to incorporate the new standards and is currently awaiting US Coast Guard approval of its new curriculum.


Subsidiary Option and Restructuring Agreement

     During the first quarter of FY 1998, the Company entered into an agreement with SACNAS International(SACNAS), the 50% shareholder of ASA.
The agreement grants SACNAS an option to purchase 100% of the Company's shares in ASA for $2,000,000 during the period January 1, 1998 through December 31, 1999. At the time SACNAS exercises its option, SACNAS shall tender to the Company the 305,378 shares of the Company SACNAS owns. The Company's shares shall be sold by SACNAS to the Company for $122,151 and the proceeds shall be used to offset the $2,000,000 purchase of the Company's ASA shares. The Company has the option to retain 8% of total ASA shares while allowing SACNAS to retain their 305,378 Company shares. If the Company exercises this option, the SACNAS option to purchase the remaining ASA shares shall be reduced to $1,680,000.

     Provided SACNAS has not exercised the option agreement, beginning January 1, 1998, and at the end of each quarter, SACNAS shall forgive 12.5%, or $62,500, of the $500,000 unsecured loan to the Company along with interest accrued to that date. Any principal loan amount forgiven shall be credited to the option price.

     If SACNAS does not elect to exercise the option agreement during the term provided, the remaining principal balance of the $500,000 loan not forgiven plus any accrued interest, shall be forgiven in its entirety.

     The Company is continuing to consolidate ASA financial results during the option period.

     As a result of the agreement, the Company recorded ASA licensing expenses and a provision for income taxes that were not recognized in the comparable quarter last year. The Company had not written down any portion of the outstanding $500,000 loan during the quarter.





                        MEDICAL ADVISORY SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	None.

Item 2.  Changes in Securities

	None.

Item 3.  Defaults from Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

        In 1986 the Company filed an S-1 registration under the Securities Act of 1933. The Company files 10-KSB and 10-QSB reports on a voluntary basis.

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


					MEDICAL ADVISORY SYSTEMS, INC.
                                        ______________________________
                                                  (Registrant)



Date: March 16, 1998
                                        /s/Thomas M. Hall, M.D., M.I.M.
                                        _______________________________
                                           Thomas M. Hall, M.D., M.I.M.
                                            Chief Executive Officer