Form 10QSB
period 1998-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 1998-06-11
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 1998		Commission File No. 2-98314-W

                      MEDICAL ADVISORY SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

    Delaware                                           52-1233960
(State of other Jurisdiction of           (I.R.S. Employer Identification No.)
incorporated or organization)


8050 Southern Maryland Boulevard, Owings, Maryland                   20736
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

         3,885,878 shares of Common Stock ($0.005 par value per share)
                     outstanding at January 31, 1998



                                   INDEX

                       MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Balance Sheet - April 30, 1998 and October 31, 1997

          Statement of Operations - Six  months ended April 30, 1998 and 1997

          Statement of Cash Flow - Six  months ended April 30, 1998 and 1997

          Notes of Condensed Financial Statements:  April 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                         MEDICAL ADVISORY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                    April 30        October 31
                                                      1998             1997
                                                    __________________________
                                                            UNAUDITED
                                                             (NOTE-A)


ASSETS

  CURRENT ASSETS
     Cash                                          $ 1,026,668    $   729,609
     Receivables, net                                  794,841      1,044,612
     Inventory - Pharmaceuticals                        13,000         22,205
     Prepaid expenses and other                         12,935         14,012
     Current deferred tax asset                         41,830         41,830
                                                   ___________    ___________

               TOTAL CURRENT ASSETS                  1,889,274      1,852,268

  PROPERTY AND EQUIPMENT, NET                          973,410        966,537

  OTHER ASSETS
     Investments                                       338,231        364,969
     Deferred assets                                   346,860        346,860
                                                   ___________    ___________

               TOTAL OTHER ASSETS                      685,091        711,829


                       TOTAL ASSETS                $ 3,547,775    $ 3,530,634
                                                   ===========    ===========

The accompanying notes are an integral part of these statements.


                       MEDICAL ADVISORY SYSTEMS, INC.
                  CONSOLIDATED BALANCE SHEET - CONTINUED

                                                    April 30        October 31
                                                      1998              1997
                                                   ___________________________
                                                            UNAUDITED
                                                             (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

  CURRENT LIABILITIES
     Current Maturities LT Debt                    $     2,009    $   501,903
     Accounts payable & accrued expenses               545,910        600,314
     Deferred income                                   345,178        367,172
                                                   ___________    ___________

             TOTAL CURRENT LIABILITIES                 893,097      1,469,389

  Long-term liabilities to Banks and Others            568,254        131,819
                                                   ___________    ___________

             TOTAL LIABILITIES                     $ 1,461,351    $ 1,601,208
                                                   ___________    ___________


  JOINT VENTURER'S INTEREST                             29,340         28,476

  SHAREHOLDER'S EQUITY
    Common Stock, $0.005 par value -
      Authorized:  10,000,000 shares
      Issued:  3,885,878 shares                         19,430         19,415
    Convertible Preferred Stock, $1.75 par value
      Authorized:  1,000,000 shares
      Issued:  none                                        -              -
    Additional capital                               3,824,763      3,824,778
    Accumulated deficit                             (1,743,526)    (1,899,660)
    Treasury Stock at Cost - 65,940                    (43,583)       (43,583)
                                                   ___________    ___________

               NET SHAREHOLDERS EQUITY             $ 2,057,084    $ 1,900,950
                                                   ___________    ___________


  TOTAL LIABILITIES AND EQUITY                     $ 3,547,775    $ 3,530,634
                                                   ===========    ===========

          The accompanying notes are an integral part of these statements


                     MEDICAL ADVISORY SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                         Three Months           Six Months
                                        Ended April 30         Ended April 30
                                       1998        1997       1998       1997
                                   ______________________ _____________________

Revenues:
  Maritime Program Services        $  181,706  $  177,955 $  382,364 $  352,282
  Assistance Services                 268,637     231,720    542,814    512,366
  Pharmaceutical Sales                136,876     115,473    254,902    193,372
  Training Services                    48,994      34,438     64,824     82,452
  Clinic Program                        4,376       2,185     10,867     19,735
  Option Revenue                       66,150         -       66,150        -
  Other Income                         62,129         -       62,532        -
  Interest Income                      22,085      11,303     32,580     21,652
                                   __________  __________ __________ __________

  Total Revenue                       790,953     573,074  1,417,033  1,181,859
                                   __________  __________ __________ __________


Cost and Expenses:
  Pharmaceutical Cost of Goods     $   81,922  $   60,240 $  137,631 $   93,013
  Medical Professional Services        85,298      86,120    160,511    161,500
  Cost of Clinic Services               3,331          55      6,321     13,121
  Cost of Training Services            10,529       9,975     12,882     15,823
  Salaries and Wages                  246,911     179,565    479,693    387,201
  Other selling, general and
    Administrative expenses           228,766     206,201    403,615    336,600
  Depreciation and Amortization        24,406      16,293     48,811     28,046
  Interest expense (income) net         2,375       6,399     10,571     12,700
                                   __________  __________ __________ __________

  Total costs and expenses            683,538     564,848  1,260,035  1,048,004

  Profit (loss) before joint
    venturer's interest               107,415       8,226    156,998    133,855

  Joint venturer's interest            16,065      (7,697)      (865)  (47,307)
                                   __________  __________ __________ __________

Net Profit                         $  123,480  $      529 $  156,133 $   86,548
                                   ==========  ========== ========== ==========

Earnings per share                      $0.03       $0.00      $0.04      $0.02

Outstanding shares used to
calculate earnings per share        3,885,878   3,885,878  3,885,878  3,885,878


                         MEDICAL ADVISORY SYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                     Six Months Ended April 30
                                                           1998         1997
                                                     _________________________

Cash flows from operating activities:
   Net earnings from period                          $   156,133   $   86,548
   Adjustment to reconcile net earnings
    to net cash provided by operating activities:
   Depreciation and amortization                          48,811       28,046
   Equity interest in joint venture income (losses)          865       47,307
   (Increase) decrease in :
       Accounts Receivable                               249,771       88,162
       Inventory - Pharmaceuticals                         9,205       (5,437)
       Prepaid expenses and other                          1,077      (17,105)
   Increase (decrease) in :
       Accounts payable and accrued expenses             (54,404)    (196,036)
       Deferred income                                   (21,994)      81,902

Net cash provided by (used for) operating activities $   389,464   $  113,387

Cash flows from investing activities:
   Purchase of Invesment Securities                       26,738          -
   Capital Expenditures                                  (55,684)    (199,195)
                                                      _________________________


Net cash provided by (used in) investing activities      (28,946)    (199,195)



Cash Flows from financing activities
   Repayment of loans to banks and related parties       (63,459)      (7,264)
                                                      _________________________


Net cash provided by (used in) financing activities      (63,459)      (7,264)

    Net increase (decrease) in cash                      297,059      (93,072)


    Cash at beginning of period                          729,609      717,678
                                                      _________________________


    Cash at end of the period                        $ 1,026,668   $  624,606


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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April
30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1997.




                      MEDICAL ADVISORY SYSTEMS, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


     Total revenues for the Company were $1,416,376 for the first six months of FY 1998 compared to $1,181,859 for the same period in FY 1997, an increase of 19.8%. Total General and Administrative expenses increased from $764,547 for the first six months of FY 1997 to $942,690 for the same period in 1998. The Company's consolidated net income for the first half of FY 1998 was $156,133 as compared to $86,548 for the same period of FY 1997 an increase of $69,585 or 80.4%. The increase is primarily due to Option Revenue of $66,150 recognized in FY 1998 (see "Subsidiary Option and Restructuring Agreement" below) and gains recognized on the sale of the Company's stock in Wastemasters, Inc., which had previously been written down in F.Y. 1996.

     The Company had $542,814 in revenues from sales of assistance services during the first six months of FY 1998, a 5.9 % increase compared to $512,366 reported for the same period in FY 1997.

     Revenues from maritime program services were $382,364 for the first six months of  FY 1998 compared to $352,282 for the same period in FY 1996,
a 8.5% increase.   This increase is the result of the stabilization in the size of the U.S. merchant marine fleet along with expanded marketing efforts.

     Revenues from pharmaceutical sales were $254,902 for the first half of FY 1998 compared to revenues of $193,372 for the same period of FY 1997 an increase of 31.8%. The increase is attributed to the offering of an expanded product line resulting in an increased client base, as well as a cyclical upturn in purchasing by existing clients.


     The Company's training programs provided revenues of $64,824 for the first half of FY 1998, compared to training revenues of $82,452 in the first half of FY 1997 a decrease of 21.4%. During the first half of FY 1998 several of the Company's clients delayed enrollment in training sessions due to the introduction of new International Maritime Organization (IMO) training standards. The Company has modified its training program to incorporate the new standards and is currently awaiting US Coast Guard approval of its new curriculum.


Subsidiary Option and Restructuring Agreement

     During the first quarter of FY 1998, the Company entered into an agreement with SACNAS International(SACNAS), the 50% shareholder of ASA. The agreement grants SACNAS an option to purchase 100% of the Company's shares in ASA for $2,000,000 during the period January 1, 1998 through December 31, 1999. At the time SACNAS exercises its option, SACNAS shall tender to the Company the 305,378 shares of the Company shares that SACNAS owns. The Company's shares shall be sold by SACNAS to the Company for $122,151 and the proceeds shall be used to offset the $2,000,000 purchase of the Company's ASA shares. The Company has the option to retain 8% of total ASA shares while allowing SACNAS to retain their 305,378 Company shares. If the Company exercises this option, the SACNAS option to purchase the remaining ASA shares shall be reduced to $1,680,000.

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

     As a result of the agreement, the Company recorded provisions for income taxes that were not recognized in the comparable quarter last year. During the quarter the Company wrote down 1/8th of the outstanding $500,000 loan and accumulated interest.




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


					MEDICAL ADVISORY SYSTEMS, INC.
                                                  (Registrant)



Date: June 11, 1998                     /s/ Thomas M. Hall, M.D. M.I.M.
                                        _______________________________
                                        Thomas M. Hall, M.D. M.I.M.
                                        Chief Executive Officer