Form 10QSB
period 1998-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 1998-09-14
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1998             Commission File No. 2-98314-W

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

          Balance Sheet - July 31, 1998 and October 31, 1997

          Statement of Operations - Nine months ended July 31, 1998 and 1997

          Statement of Cash Flow - Nine months ended July 31, 1998 and 1997

          Notes of Condensed Financial Statements:  July 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                       MEDICAL ADVISORY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEET



                                                     July 31       October 31
                                                       1998           1997
                                                 -----------------------------
                                                           UNAUDITED
                                                            (NOTE-A)

ASSETS

  CURRENT ASSETS
    Cash                                          $   927,013      $   729,609
    Receivables, net                                  522,970        1,044,612
    Inventory - Pharmaceuticals                        23,262           22,205
    Prepaid expenses and other                          9,100           14,012
    Current deferred tax asset                         41,830           41,830
                                                  -----------      -----------

       TOTAL CURRENT ASSETS                         1,524,175        1,852,268

  PROPERTY AND EQUIPMENT, NET                       1,018,536          966,537

  OTHER ASSETS
    Investments                                       393,100          364,969
    Deferred assets                                   346,860          346,860

       TOTAL OTHER ASSETS                             739,960          711,829
                                                  -----------      -----------

              TOTAL ASSETS                        $ 3,282,671      $ 3,530,634
                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements



                       MEDICAL ADVISORY SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEET - CONTINUED


                                                     July 31       October 31
                                                       1998           1997
                                                 -----------------------------
                                                           UNAUDITED
                                                            (NOTE-A)

LIABILITIES AND SHAREHOLDER'S EQUITY

  CURRENT LIABILITIES

    Current Maturities LT Debt                    $     2,089      $   501,903
    Accounts payable & accrued expenses               313,717          600,314
    Deferred income                                   332,800          367,172
                                                  -----------      -----------

        TOTAL CURRENT LIABILITIES                     648,606        1,469,389

  Long-term liabilities to Banks and Others           504,809          131,819
                                                  -----------      -----------

        TOTAL LIABILITIES                         $ 1,153,415      $ 1,601,208
                                                  -----------      -----------

JOINT VENTURER'S INTEREST                              31,080           28,476

SHAREHOLDER'S EQUITY
  Common Stock, $0.005 per value -
    Authorized:  10,000,000 shares
    Issued:  3,885,878 shares                          19,430           19,415
  Convertible Preferred Stock, $1.75 par value
    Authorized:  1,000,000 shares
    Issued:  none
  Additional capital                                3,824,763        3,824,778
  Accumulated deficit                              (1,702,434)      (1,899,660)
  Treasury Stock at Cost - 65,940                     (43,583)         (43,583)
                                                  -----------      -----------

        NET SHAREHOLDERS EQUITY                   $ 2,098,176      $ 1,900,950
                                                  -----------      -----------

TOTAL LIABILITIES AND EQUITY                      $ 3,282,671      $ 3,530,634
                                                  ===========      ===========



   The accompanying notes are an integral part of these financial statements.



                         MEDICAL ADVISORY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                     Three Months             Nine Months
                                      Ended July 31           Ended July 31
                                     1998        1997         1998       1997
                                 ----------------------  ----------------------
Revenues:
   Maritime Program Services     $  204,790  $  196,577  $  598,021  $  568,594
   Assistance Services              246,993     287,064     789,807     799,430
   Pharmaceutical Sales             120,921     145,839     375,823     339,211
   Training Services                 18,435      48,300      83,259     130,752
   Med. Clinic Program                2,190                   2,190
   Option Revenue                    66,149                 132,299
   Other Income                                              62,532
   Interest Income                   13,044      11,562      45,624      33,214
                                 ----------------------    --------------------

   Total Revenue                    672,522     689,342   2,089,555   1,871,201
                                 ----------------------    --------------------

Cost and Expenses:
   Pharmaceutical Cost of Good   $   53,196  $   78,177  $  190,827  $  171,190
   Medical Professional Services     73,380      73,849     233,891     235,349
   Cost of Med. Clinic Services       7,904                   7,904
   Cost of Training Services          6,590      11,322      19,472      27,145
   Salaries and Wages               246,359     181,393     726,052     568,594
   Other selling, general and
     Administrative expenses        256,575     176,112     660,190     525,833
   Depreciation and Amortization     25,405      16,294      74,216      44,340
   Interest expense (income) net      3,232      10,204      13,803      22,904
                                 ----------------------    --------------------

   Total costs and expenses         672,641     547,351   1,926,355   1,595,355

   Profit (loss) before joint
        venturer's interest           (119)     141,991     163,200     275,846


   Joint venturer's interest        34,890      (30,903)     34,025     (78,210)


   Net Profit                  $    34,771  $   111,088  $  197,225  $  197,636
                               ========================  ======================

   Earnings per share                $0.01        $0.03       $0.05       $0.05

Outstanding shares used to
calculate earnings per share     3,885,878    3,885,878   3,885,878   3,885,878





                      MEDICAL ADVISORY SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)


                                                     Nine Months Ended July 31
                                                       1998            1997
                                                     -------------------------
Cash flows from operating activities:
   Net earnings from period                           $  197,225   $  197,636
   Adjustment to reconcile net earnings
     to net cash provided by operating activities:
     Depreciation and amortization                        74,216       44,340
     Equity interest in joint venture income (losses)    (34,025)      78,210
    (Increase) decrease in:
        Accounts Receivable                              521,642     (189,266)
        Inventory - Pharmaceuticals                       (1,057)      (2,373)
        Prepaid expenses and other                         4,912      (23,906)
     Increase (decrease) in:
        Accounts payable and accrued expenses           (286,599)     (72,604)
        Deferred income                                  (34,372)     106,721

   Net cash provided by (used for)
                  operating activities                $  441,942   $  138,758


   Cash flows from investing activities:
     Purchase of Invesment Securities                      8,499
     Capital Expenditures                               (126,213)    (224,037)
                                                      ------------------------

   Net cash provided by (used in)
                 investing activities                   (117,714)    (224,037)

   Cash Flows from financing activities
      Repayment of loans to banks and
                      related parties                   (126,824)      (7,538)
                                                      ------------------------

  Net cash provided by (used in) financing activities   (126,824)      (7,538)

  Net increase (decrease) in cash                        197,404      (92,817)

  Cash at beginning of period                            729,609      717,678
                                                      ------------------------

  Cash at end of the period                           $  927,013   $  624,861
                                                      ========================






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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1997.




                      MEDICAL ADVISORY SYSTEMS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


        Total revenues for the Company were $2,089,555 for the first nine months of FY 1998 compared to $1,871,201 for the same period in FY
1997, an increase of 11.6%. Total General and Administrative expenses increased from $1,161,671 for the first nine months of FY 1997 to $1,474,261 for the same period in 1998. The Company's consolidated net income for the first nine months remained unchanged when compared to the same period of FY 1997. Increases in revenue are primarily due to Option Revenue of $132,299 recognized in FY 1998 (see "Subsidiary
Option and Restructuring Agreement" below) and gains recognized on the sale of the Company's stock in Wastemasters, Inc., which had previously been written down in F.Y.1996.

	The Company had $789,807 in revenues from sales of assistance services during the first nine months of FY 1998, a 1.2% decrease compared to $799,430 reported for the same period in FY 1997.

	Revenues from maritime program services were $598,021 for the first nine months of  FY 1998 compared to $568,594 for the same period in
FY 1997, a 5.2% increase.   This increase is the result of the stabilization in
the size of the U.S. merchant marine fleet along with expanded marketing efforts.

	Revenues from pharmaceutical sales were $375,823 for the first nine months of FY 1998 compared to revenues of $339,211 for the same period of FY 1997 an increase of 10.8%. The increase is attributed to the offering of an expanded product line resulting in an increased client base, as well as a cyclical upturn in purchasing by existing clients.

        The Company's training programs provided revenues of $83,259 for the first nine months of FY 1998, compared to training revenues of $130,752 in the first nine months of FY 1997 a decrease of 36.3%. The completion of a multi year training program for a major client during the beginning of this fiscal year has resulted in the loss of revenues during the nine month period. During the first nine months of FY 1998 many of the Company's clients delayed enrollment in training sessions due to the introduction of new International Maritime Organization (IMO) training standards. The Company has modified its training program to incorporate the new standards and received US Coast Guard approval of its new curriculum in July of 1998.

        During the quarter the Company opened an outpatient medical clinic at its headquarters building in Owings, MD.


Subsidiary Option and Restructuring Agreement

During the first quarter of FY 1998, the Company entered into an agreement with SACNAS International (SACNAS), the 50% shareholder of ASA. The agreement grants SACNAS an option to purchase 100% of the Company's shares in ASA for $2,000,000 during the period January 1, 1998 through December 31, 1999. At the time SACNAS exercises its option, SACNAS shall tender to the Company the 305,378 shares of the Company shares that SACNAS owns. The Company's shares shall be sold by SACNAS to the Company for $122,151 and the proceeds shall be used to offset the $2,000,000 purchase of the Company's ASA shares. The Company has the option to retain 8% of total ASA shares while allowing SACNAS to retain their 305,378 Company shares. If the Company exercises this option, the SACNAS option to purchase the remaining ASA shares shall be reduced to $1,680,000.

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


                                               MEDICAL ADVISORY SYSTEMS, INC.
                                                      (Registrant)



Date: September 14, 1998                   ___________________________________
                                                 Thomas M. Hall, M.D. M.I.M.
                                                   Chief Executive Officer