Form 10KSB
period 1998-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 1999-01-29
CIK 771252

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended    October 31, 1998

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

	$3,514,135 for the fiscal year ending October 31, 1998.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

	$13,601,948 based on stock closing price on January 21, 1999. 3,819,938 Shares of Common Stock ($ 0.005 par value per share) were outstanding at December 31, 1998.


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

		The Company provides medical assistance products and services. The products and services offered by the Company include:


* 24-hour-a-day medical information to the public via the Internet under an exclusive contract with America's Doctor, Inc., which provides real-time live online chats between physicians and Internet users.

* 24-hour-a-day medical information to individuals, groups, and associations via 800/900 telephone numbers.

* 24-hour-a-day medical advice to ships at sea through a worldwide telecommunications system, and ancillary services including training programs, medical records maintenance, and medical cost containment services;

* 24-hour-a-day call center services and assistance to Health Maintenance Organizations (HMO's), multi-national corporations and the international travel industry, and;

* customized pharmaceutical and medical supply kits which are sold to the maritime and aviation industries.

		The Company provides services from its 24 hour-a-day
Call Center located in Owings, Maryland. The Company utilizes an agent in Hong Kong to maintain relations with maritime customers. The Company participates in a world-wide network of 24-hour call centers in 24 countries and utilizes other centers in the network to provide certain services outside the U.S.


a.  History.

		The Company began operations at the beginning of 1982 to take advantage of the privatization opportunity created by the U.S. Government's decision to dismantle the U.S. Public Health Hospital and Clinic System, thereby disenfranchising U.S. seafarers of free health care. Revenues during the initial years only partially covered substantial losses incurred first to establish and then to enhance the Company's operational medical advice system. The Company has now operated at a profit for 9 consecutive years.

		Key to acceptance of the Company's maritime medical advice services was the Company's ability to demonstrate the cost-effectiveness of those services. Since modern vessels can be operated with relatively few people (e.g., a crew of 18-25 for a supertanker), physicians are not required to be aboard. Consequently, in the event of a medical emergency, a ship usually diverts from its charted course to facilitate an airlift evacuation for a victim of an accident or illness. Unnecessary diversions are made when trained medical personnel are not available to determine whether or not a medical emergency really exists. The cost of a diversion to a shipping concern can be high. The Company proved that by eliminating just one unnecessary diversion in ten years, its customers benefited from the Company's services, since the cost of such a diversion exceeded the fee which the Company charged for a ship during the period.
The Company succeeded in the maritime industry by identifying and fulfilling a real need in a professional manner which is cost beneficial.

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

                Provided SACNAS has not exercised the option agreement, beginning January 1, 1998, and at the end of each quarter, SACNAS shall forgive 1/8th of the $500,00 unsecured loan to the Company along with interest accrued to that date. Any loan amount forgiven including both principal and interest shall be credited to the option price.

		If SACNAS does not elect to exercise the option agreement during the term provided, the remaining principal balance of the $500,00 loan not forgiven plus any accrued interest, shall be forgiven in its entirety. During FY 98 the Company wrote down $187,500 of the outstanding $500,000 loan and accumulated interest.

		The company is continuing to consolidate ASA financial results during the option period.

                In July 1998, the company entered into a "Call Center
Service Agreement" with America's Doctor, Inc. to provide real time online chats between doctors at the Company Call Center in Owings, Maryland and America's Doctor users via the Internet. America's Doctor, Inc. is an anchor tenant on the America Online Health Page where it initially promotes the physician chat services. The Company began providing the service for America's Doctor in September 1998. The Company purchased an equity interest in America's Doctor, Inc. in 1998.

		In May 1998, the Company incorporated the wholly owned subsidiary Doc-Talk L.L.C. Doc-Talk will begin operating in FY1999 as an adjunct to the Internet chat service capability of the Call Center. Doc-Talk has created its own web site which will be hyper-linked to the America's Doctor web site allowing visitors to browse Doc-Talk and evaluate the benefits of speaking over the telephone directly with a physician at the Call Center. Doc-Talk has secured both 800 and 900 telephone service and will be marketing its services via the Internet, to associations, and through network marketing organizations.


b.  Segments.

        Revenues from the Company's medical assistance services can be broken down as follows:
                               Percent of Revenues
                 Years Ended October 31, 1997 and October 31, 1998

                                                    1997     1998
                                                    ----     ----

Internet "Chat" Services                           ------     21%
Maritime Response Services                           29%      22%
Pharmaceutical Sales                                 19%      14%
Assistance                                           42%      29%
Training                                              6%       3%
Clinic Services                                       1%       2%
Other/Ancillary Services/Interest/Fees                3%      11%
                                                   _____    _____

                                                     100%    100%


Internet "Chat" Services.

	A specially trained and monitored staff of physicians, supported by pharmacists and dieticians, operates out of the Company's newly developed state-of-the-art Call Center in Owings, Maryland to provide medical information via the Internet. The Company's services are provided to America's Doctor, Inc. under an exclusive "Call Center Service Agreement." America's Doctor operates a web site and is an anchor tenant of the main health page of America Online, the largest Internet service provider in the U.S., currently having over 14 million subscribers.

	From the Center, a staff of over 100 physicians provides real time online chats directly with users seeking general medical information. The physicians do not practice medicine or in any way suggest specific treatment or consultation to the users, but seek to provide reasonable answers to medically-related questions. The Call Center physicians have immediate access to the America's Doctor electronic medical library and can electronically send printed information to users upon request. The physicians are also able to provide local health care information on behalf of organizations that sponsor the America's Doctor web page. The service is provided 24-hours/day 365 days a year, and currently over 2,000 chats per day are handled.

	Maritime Response Services.

		A staff of physicians and communication specialists operates out of the Company's state-of-the-art Call Center in Owings, Maryland to provide medical advice to people in remote locations, anywhere in the world, 24-hours-a-day, 365-days-a-year. All assistance is provided exclusively through telecommunications systems utilizing telephones, satellite, high frequency radio, fax and telex.

		Subscribers to the Company's medical advice service are provided with two standardized and up-to-date manuals which have been developed by the Company: a "Medical Protocol Manual" and a "Pharmaceutical Manual". When a call for medical assistance is received, the caller is guided through the Medical Protocol Manual as prompted by the physician in order to identify the symptoms of the patient. Once the physician has ascertained the nature of the problem, proper procedures and treatment can be advised making use of the Pharmaceutical Manual to assist the caller in identifying the proper medicines and supplies. The physician can help determine whether a patient can be treated on board or whether shore care is warranted as soon as possible. When the caller identifies himself, a database enables the physician to examine medical records, if available, and to identify whether or not pharmaceuticals are on board. The center currently receives an average of fifteen to twenty case calls each 24-hour period.

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

		The Company charges for its maritime medical advice services according to one of two methods. The subscriber can elect to have unlimited service for a rated flat annual fee or to have the service available on a timed per-minute basis. Subscribers are responsible for all communication costs. Most U.S. maritime customers have flat-fee contracts which have terms of one to three years.


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

		Provided SACNAS has not exercised the option agreement, beginning January 1, 1998, and at the end of each quarter, SACNAS shall forgive 12.5% of the $500,000 unsecured loan to the Company along with interest accrued to that date. Any loan amount forgiven including both principal and interest shall be credited to the option price.

		If SACNAS does not elect to exercise the option agreement during the term provided, the remaining principal balance of the $500,00 loan not forgiven plus any accrued interest, shall be forgiven in its entirety. During the FY98 the Company wrote down $187,500 of the outstanding $500,000 loan and accumulated interest.

		The company is continuing to consolidate ASA financial results during the options period.


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

	Clinic Services.

		The Company has established a network of approximately 200 U.S. clinics and hospitals through which it provides clinic services. Through this network the Company coordinates pre-placement and periodic physical examinations and U.S. Coast Guard required alcohol and drug testing. The Company receives fees for each examination and for entering medical reports in the Company's depository of more than 20,000 health records. The Company also provides other work, health and safety recommendations to employers. In 1998 the Company began operating a clinic for out-patient health services at its headquarters building.


c.  Markets.

        Internet "Chat" Services

                The Internet is considered the "super-highway" for information. Subscribers gain access to the Internet through service providers. The largest provider in the U.S. is America Online (AOL) which currently has over 14 million subscribers. America's Doctor, Inc. has an exclusive contract with AOL to be an anchor tenant on the AOL Health
Page. Through a "Call Center Service Agreement," the Company has an exclusive contract to provide medical information for America's Doctor to AOL subscribers. Under the terms of the agreement, the Company may not provide competing "chat" services to other Internet providers. Therefore, the Company's Internet market, as it relates to physician keyboard chats, is limited to users provided by the America's Doctor contract through the America's Doctor web site.

		The Company is not limited from any other types of electronic or "e" commerce on the Internet and may use its exposure on the America's Doctor web site to promote direct voice medical information services.

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

	Assistance

		The assistance industry was founded and developed in Europe during the 1960's and 1970's. Due to the close proximity of borders and the variety of languages, there was a need to provide specialized claims handling services for European international travelers who purchased travel insurance. Insurance underwriters found that proper claims handling required the availability of 24-hour call centers, language services, and foreign medical correspondents. Assistance companies were formed to provide these specialized services on behalf of multiple underwriters. Subsequently services were expanded to provide specialized and immediate claims handling for multiple types of insurance policies and manufacturers' warranties. Examples include road-side assistance, legal assistance, home assistance, family assistance, and medical assistance. Assistance is now a multi-billion dollar industry in Europe.

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

d.  Competition.

		The Company competes in the Internet medical information business with potentially many service providers including hospitals and other physician groups who either now operate a web site, or who could launch a competing web site to deliver medical information. The Company believes its strategic affiliation with America's Doctor and its contract with America OnLine provides it with a competitive advantage, however, there can be no assurance that a company with far greater financial resources will not commence operations on the Internet and generate greater competition than now exists.

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


e.  Regulation.

		There is at this time, very little government regulation regarding the Internet. There can be no assurances that in the future regulations would not be adopted which would affect the current operation on the Internet. The Company takes care to monitor its Internet services to insure that only medical information is provided to Internet users.
Physicians providing Internet "chats" do not engage in the practice of medicine and are trained and monitored to limit their chat activity to general medical information only.

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


f.  Insurance.

		The Company maintains liability insurance for its opera-tions. Physician personnel are provided through professional associations of physicians which are covered by a comprehensive professional liability insurance policies.


g.  Personnel.

		The Company contracts with Hall & Associates, P.A. for the services of physicians for the Company's 24-hour-a-day medical advice operations for a fixed annual fee and with Hall & AmDoc, Associates, P.A.
and Hall & DocTalk, Associates, P.A. for 24-hour-a-day medical information services for various service fees. The Company also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates, P.A., Hall & AmDoc Associates, P.A., and Hall & DocTalk Associates, P.A. The Company does not directly employ its own physicians. See Item 12. The Company employs 37 people (27 in management and administration, and 10 communications coordinators) and believes its relationship with its employees is satisfactory. The Company has 1 full-time physician and over 100 part-time physicians and medical professionals contracted to provide services to the Company.




Item 2.  Description of Property.

		The headquarters of the Company consists of a newly constructed 12,000 square foot custom designed Call Center and administrative office plus two original buildings containing approximately 5,000 square feet, located on 1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C. The Company enjoys approval to construct approximately 6,000 additional square feet of office space at the headquarters site, when and if needed, without additional site improvements. The Company's Call Center is staffed 24-hours-a-day.
The property is owned by the Company and is secured by a mortgage of only $129,000. To finance the newly constructed call center the Company received a $500,000 loan at 5% simple interest from SACNAS International, which SACNAS has agreed to forgive as part of the consideration for its option to purchase an increased equity interest in ASA from the Company.

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



                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


There is a limited public trading market for the Company's Common Stock on the "Bulletin Board" in the over-the-counter market, and there were 248 shareholders of record on January 21, 1999. The closing prices for the Common Stock have been:


           Bid
						High	Low
        November 1, 1996 to January 31, 1997    1/4     1/4
        February 1, 1997 to April 30, 1997      1/4     1/4
        May 1, 1997 to July 31, 1997            1/4     1/4
        August 1, 1997 to October 31, 1997      1/4     1/4
        November 1, 1997 to January 31, 1998   5/16     1/4
        February 1, 1998 to April 30, 1998     7/16     3/8
        May 1, 1998 to July 31, 1998          1 5/8     .40
        August 1, 1998 to October 31, 1998    1 1/8     1/2


	On January 21, 1999, the Common Stock closed at $7.25.

	The Company has never paid a cash dividend on its common stock.


Item 6.  Management's Discussion and Analysis of Financial Condition.


		Results of Operation.

        The Company's consolidated net income for fiscal year 1998 was $529,663 ($0.14 per share), compared to $357,903 ($.09 per share) for 1997, an increase of 32.4%. The increase of $171,760 is primarily due to the addition of Internet revenues and recognition of tax benefits from operating loss carry forwards. FY 1998 represents the ninth consecutive profitable year for the Company.

        The Company's introduction into the medical Internet arena has increased the Company's profitability. During the 4th quarter of 1998 the Company received gross revenues of $721,463 from Internet activities related to its new Internet services.

	The Company's other business consists of maritime response services, sales of pharmaceuticals and training services provided to maritime customers. Revenue from maritime response services is derived primarily from providing medical advice to ships. Total revenue from contracts from medical advice to ships at sea during fiscal 1998 was $773,759 as compared to revenues of $756,246 reported in fiscal 1997.

	1998 pharmaceutical sales of $500,819 represent an increase of 2% when compared to the previous year's sales of $491,637. Net pharmaceutical revenue, excluding freight, was $153,583 in fiscal year 1998 compared to $155,777 in fiscal 1997.

	Profits from training services were $110,719 in fiscal 1998 compared to $153,834 in 1997, a decrease of 38.9%. This decrease was due primarily to delays in ongoing training programs as the Company's customers implemented new training standards required by the International Maritime Organization.

	The Company reported sales of $1,019,150 and net revenue of $917,850 from assistance services in fiscal 1998, compared to $1,101,096 and $1,005,801 respectively for fiscal 1997, a decrease in reported sales of 8%. The decrease in sales is the result of the decline in a major contract during 1998, held by the Company's subsidiary ASA.

	Salaries and wages were $1,079,963 in fiscal 1998 compared to $759,332 in fiscal 1997, an increase of 30%. The increase reflects the addition of staff to support the Company's new Internet call center, plus additions to the Company's marketing, accounting, information technology, and administrative departments. In conjunction with this the Company's other selling, general and administrative expenses increased by 12.9% to $871,965 in fiscal 1998 from $759,402 in fiscal 1997.

	Liquidity and Capital Sources.

	Cash provided by operations was $463,938 in 1998 as compared to
$281,247 in fiscal 1997.   The ratio of current assets to current liabilities
was 1.44 to 1 at the end of fiscal 1998 as compared to 1.26 to 1 at the end of fiscal 1997. The cash flow from ongoing operations is sufficient to meet the Company's current and anticipated short-term liabilities. During 1998 the Company obtained a $500,000 unsecured line of credit from a local bank.
The Company has not drawn on this line of credit.



	Impact of Inflation and Changing Prices.

	 The Company's costs are comprised primarily of staff salaries and physician fees. Salaries and wages were $1,079,963 in fiscal 1998 and 759,332 in fiscal 1997 an increase of $320,631. These increases reflect both increases in the number of employees from the prior year and increases in salaries due to a tightening labor market. Medical staffing costs increased by $299,442 in fiscal year 1998 due to the addition of the America's Doctor chat service.

Item 7.  Financial Statements.

		Financial statements and supplementary data required by this item are included at Part IV, item 14.

Item 8.  Changes in and Disagreements with Accountants on
	    Accounting and Financial Disclosure.

		None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons.

		Listed below are the directors and executive officers of the Company. Directors are elected for one year terms or until their successors are elected and qualified. Officers hold office until their successors are elected and qualified or until their earlier resignation or removal.
                                                                   Age at
Name                             Positions with Company        January 21,1999


Ronald W. Pickett               Chairman of the Board of              51
                                Directors & President,
                                President of DocTalk, L.L.C.

Thomas M. Hall, M.D., M.I.M.    Chief Executive Officer,              46
                                President of Assistance Services
                                of America, Inc.,
                                President of Hall & Associates, P.A.,
                                Chief Physician of the Company,
                                President Hall & Am Doc
                                Associates, P.A., and
                                Hall and DocTalk, Associates, P.A.

Jean-Paul Babey                 Director                              43

Robert P. Crabb                 Secretary                             51

Dale L. Hutchins, Ph.D.         Executive Vice President,             37
                                Chief Operating Officer of Doc-
                                Talk, L.L.C.

Robert C. Snyder                Chief Financial Officer,              42
                                Treasurer

		Ronald W. Pickett is the founder of the Company, Chairman of the Board of Directors and President. He has been an officer and director of the Company since its inception in 1981. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 30 years.

		Thomas M. Hall, M.D.,M.I.M., a graduate of George
Washington University School of Medicine, "with distinction", has served as President of Hall & Associates, P.A., and its predecessor firm since April, 1988, as Chief Physician of the Company since 1982, and as Chief Executive Officer of the Company since July 1992. Dr. Hall has been a director of the Company since March, 1992. As Chief Executive Officer of the Company,
Dr. Hall supervises all day-to-day operations. As Chief Physician, Dr. Hall is in charge of the medical personnel utilized in the Company's medical information, advice and training operations. Dr. Hall is a diplomat of the National Board of Medical Examiners, the American Board of Internal Medicine, and the American Board of Preventive Medicine (Certified Occupational Medicine Specialist). He is a member of Phi Beta Kappa and Alpha Omega Alpha honor societies. Dr. Hall also holds a Masters degree in International Management from the University of Maryland.

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


		Robert P. Crabb, has over 30 years of sales, marketing and public and private corporate management experience, including 15 years with the Metropolitan Life Insurance Company where he played an integral role in the company's development and implementation of its marketing and training programs. His entrepreneurial expertise includes marketing and financial consulting and commercial and residential real estate development. Mr. Crabb serves the MAS Board the Directors as Corporate Secretary and Director of Corporate Development and he is the Vice President of Marketing for Doc-Talk L.L.C. Mr. Crabb studied Accounting and Finance at Benjamin
Franklin University in Washington, D.C. and Business Finance and Estate Planning at the University of North Carolina.

Dale L. Hutchins, Ph.D., Executive Vice President,
joined the company in 1982.  Dr. Hutchins functions as the Executive
Vice President of the company. He also serves as the Chief Operating Officer of DOC-TALK, L.L.C. He has 18 years of experience in management, operations, and marketing.  Dr. Hutchins also has considerable import, export, foreign product/capability representation, and counter-trade experience.  He holds a Ph.D. in business
administration, as well as varied medical certifications.   He is active in
a wide range of charitable, industry, technology, and civic organizations.

Robert C. Snyder, Chief Financial Officer, Joined
MAS in May of 1996. Mr. Snyder has over 20 years of accounting experience working in the private sector of Washington D.C. His experience includes senior financial and administrative director for several rapid growth software R&D companies and director of three Maryland based non-profit organizations. He brings to MAS the talents necessary to provide for the successful and controlled financial growth of the Company. Mr. Snyder has degrees from the University of Maryland in Accounting, Business Administration and Economics and is a licensed USCG Captain.



Item 10.  Executive Compensation.

		The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of the Company for services to the Company for the fiscal years ended October 31, 1997 and 1998:


	SUMMARY COMPENSATION TABLE

           Annual Compensation
______________________________________________________________________________
Name and                        Fiscal                           Other Annual
Principal Position              Year       Salary     Bonus      Compensation
______________________________________________________________________________
Thomas M. Hall, M.D., M.I.M.    1998     $ 61,538   $110,231 (2) $  83,260 (3)
  CEO and                       1997     $ 50,000   $ 95,105 (2) $  85,694 (3)
  Chief Physician (1)           1996     $ 50,000   $ 65,135 (2) $  87,625 (3)


Ronald W. Pickett               1998     $ 86,538         0            0
Chairman of the Board,          1997     $ 50,000                      0
President and Treasurer         1996     $ 50,000         0            0


Robert P. Crabb                 1998     $  3,231                $  36,175 (4)

Dale L. Hutchins, Ph.D.         1998     $ 55,230   $  8,077           0

Robert C. Snyder                1998     $ 44,623   $  5,000           0

        (1) Dr. Hall also receives income from the Company as an independent contractor and independent commissioned sales agent, as detailed in notes (2) and (3) below. Dr. Hall is required to pay certain of his own business and travel expenses related to this income.

        (2) Received as an independent commissioned sales agent, representing a percentage of the Company's gross sales of certain travel-related medical advisory services.
See Item 12. "Certain Relationships and Related Transactions."

        (3) Received as an independent contractor through the Company's agreement with Hall & Associates, P.A., under which Hall & Associates, P.A. provides the Company with medical staff personnel. See Item 12. "Certain Relationships and Related Transactions."

        (4) Received as an independent consultant to DocTalk, L.L.C. through Susquehanna Development Corporation which is controlled by Mr. Crabb.


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

	Dr. Hall, Mr. Pickett, Mr. Crabb, Dr. Hutchins, and Mr. Snyder have written employment contracts with the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.

	Beneficial Ownership.  As of December 31, 1998, the Company
was aware that the following persons owned beneficially more than 5% of its Common Stock:
                                              No. Shares
     Name and Address                     Owned Beneficially  Percent of Class

     Thomas M. Hall, M.D., M.I.M.             1,182,750*             31%
     8050 Southern Maryland Boulevard
     Owings, MD 20736

     Ronald W. Pickett                          637,568**            16.7%
     8050 Southern Maryland Boulevard
     Owings, MD  20736

     SACNAS International                       305,378               8%
     2, rue Fragonard
     Paris XVII, France

     Robert P. Crabb                            100,000***            2.6%
     583 Lombard Road
     Rising Sun, MD  21911

     Dale L. Hutchins, Ph.D                      68,111****           1.8%
     8050 Southern Maryland Boulevard
     Owings, MD  20736

     Robert C. Snyder                            30,000*****          0.8%
     8050 Southern Maryland Boulevard
     Owings, MD  20736

	* Includes immediately exercisable options to purchase 200,000 shares of MAS common stock at $.50 per share.

	** Includes 304,678 shares owned by family members, associates, and 332,890 shares beneficially owned by Ronald W. Pickett and Cynthia P. Pickett (his spouse).

	*** Consists of 100,000 options to purchase shares of MAS common stock at $0.50/share. Per the terms of a consulting agreement between the Company and Mr. Crabb, 1/3 of the options vested on July 1, 1998, 1/3 will vest upon renewal of the consulting agreement on July 1, 1999, and 1/3 will vest upon renewal of the agreement on July 1, 2000.

	**** Includes immediately exercisable options to purchase 50,000 shares of MAS common stock at $0.50/share.

        ***** Consists of 30,000 options to purchase shares of MAS common stock at $0.50/share. Per the terms of an employment agreement between the Company and Mr. Snyder, 6,000 of the options vested on May 8, 1998 and 6,000 will vest on each subsequent anniversary date through May 8, 2002 based on continued satisfactory employment.





	The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of January 1, 1999 for each director and executive officer and for all directors and executive officers as a group:


                                               No. Shares
      Name                                Owned Beneficially  Percent of Class

      Thomas M. Hall, M.D., M.I.M.            1,182,750*              31%
      8050 Southern Maryland Blvd.
      Owings, Maryland  20736

      Ronald W. Pickett                         637,568**             16.7%
      8050 Southern Maryland Boulevard
      Owings, MD  20736

      Jean-Paul Babey                           305,378***             8%
      SACNAS International
      2, rue Fragrant
      Paris XVII, France

      Robert P. Crabb                           100,000****            2.6%
      583 Lombard Road
      Rising Sun, Maryland  21911

      Dale L. Hutchins, Ph.D.                    68,111*****           1.8%
      8050 Southern Maryland Boulevard
      Owings, MD  20736

      Robert C. Snyder                           30,000******          0.8%
      8050 Southern Maryland Boulevard
      Owings, MD  20736

      All directors and executive officers
        as a group (6 individuals)            2,323,807               60.9%


	*	Includes immediately exercisable options to purchase
                200,000 shares at $.50 per share.
	**	Includes 304,678 shares owned by family members,
                associates, and 332,890 beneficially owned by Ronald W. Pickett and Cynthia P. Pickett (his spouse).
	*** 	Consists of 305,378 shares held in the name SACNAS
                International, as to which Mr. Babey shares voting and investment power, but of which Mr. Babey disclaims beneficial ownership.
        **** Consists of 100,000 options to purchase shares of MAS common stock at $0.50/share. Per the terms of a consulting agreement between the Company and Mr.
                Crabb, 1/3 of the options vested on July 1, 1998, 1/3 will vest upon renewal of the consulting agreement on July 1, 1999, and 1/3 will vest upon renewal of the agreement on July 1, 2000.
        ***** Includes immediately exercisable options to purchase 50,000 shares of MAS common stock at $0.50/share.
        ****** Consists of 30,000 options to purchase shares of MAS common stock at $0.50/share. Per the terms of an employment agreement between the Company and Mr. Snyder, 6,000 of the options vested on May
                8, 1998 and 6,000 will vest on each subsequent anniversary date through May 8, 2002 based on continued satisfactory employment.



Item 12.  Certain Relationships and Related Transactions.

a.  Medical Staffing

		The Company has an agreement with Hall & Associates,
P.A. to provide the Company with medical personnel as needed to staff its maritime and international travel operations. The Company pays Hall & Associates, P.A. fees in equal amounts every two-week pay period for personnel provided, plus reimbursement for professional liability insurance, the direct costs of any extra physicians for coverage of the call center, training costs and incidental expenses. The agreement with Hall &
Associates derives from a written agreement with the predecessor of Hall & Associates, Vaillancourt Associates, P.A., which was executed in 1982. The written agreement has been modified by oral agreement on several occasions. Ronald W. Pickett, the Chairman, President and second largest shareholder of the Company, is the Treasurer of Hall & Associates, but has no direct or indirect financial interest in Hall & Associates. Thomas M. Hall, M.D.,M.I.M., who was elected Chief Executive Officer of the Company on July 16, 1992 and is the largest shareholder of the Company, controls Hall & Associates, P.A. Prior to being elected CEO, Dr. Hall served as Chief Physician of the Company, and he continues to serve the Company as Chief Physician.

b.  Subsequent Event

		On December 4, 1998 two new Professional Associations were created: Hall & AmDoc Associates, P.A., and Hall & DocTalk
Associates, P.A. The company plans to enter into agreements with these Professional Associations to provide medical staffing for its programs with America's Doctor, Inc., and Doc-Talk, L.L.C., respectively. Ronald W.
Pickett, the Chairman, President and second largest shareholder of the Company, is the Treasurer of Hall & AmDoc, Associates, P.A., and Hall and DocTalk Associates, P.A., but has no direct or indirect financial interest in either Professional Association. Thomas M. Hall, M.D., M.I.M., who is the chief executive officer of the company and the largest shareholder, controls the two new professional associations.



Item 13.	Exhibits List and Reports on Form 8-K.

        (a) A list of the exhibits filed as part of this report is found in the Exhibits Index .


	SIGNATURES

		In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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


Date:                   By:
		     	Ronald W. Pickett
		     	Chairman of the Board
		     	President


Date:                   By:
                        Thomas M. Hall, M.D., M.I.M.
                        Chief Executive Officer
                        Director
		     	(Principal Executive Officer,
		     	Principal Financial Officer and
		     	Principal Accounting Officer)


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

                            OCTOBER 31, 1998



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








                   MEDICAL ADVISORY SYSTEMS, INC.

                   Index to Financial Statements






                                                                     Page

Report of Independent Certified Public Accountants                    F-3

Consolidated Balance Sheet at October 31, 1998                        F-4

Consolidated Statements of Earnings for the two years
in the period ended October 31, 1998                                  F-6

Consolidated Statements of Stockholders' Equity for
the two years in the period ended October 31, 1998                    F-7

Consolidated Statements of Cash Flows for the two
years in the period ended October 31, 1998                            F-8

Notes to Consolidated Financial Statements                            F-9






              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Medical Advisory Systems, Inc.

	We have audited the accompanying consolidated balance sheet of Medical Advisory Systems, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended October 31, 1998 and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Advisory Systems, Inc. and subsidiaries as of October 31, 1998, and the results of its operations and its cash flows for the years ended October 31, 1998 and 1997, in conformity with generally accepted accounting principles.




                                                  /s/ STEFANOU & COMPANY, LLP

                                                  STEFANOU & COMPANY, LLP
                                                  Certified Public Accountants

McLean, Virginia
January 28, 1999





                         MEDICAL ADVISORY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                              OCTOBER 31, 1998



	ASSETS

CURRENT ASSETS:
        Cash and equivalents                                    $      579,331
	Accounts receivable, less allowance for doubtful
                receivable of $ 77,744                                 907,720

        Inventory, at lower of cost or market                           26,745
        Current deferred tax asset (Notes A and F)                      37,015
        Prepaid expenses                                                 6,802
                                                                     ---------
                Total current assets                                 1,557,613

PROPERTY AND EQUIPMENT-AT COST:
	(Notes A and C)
        Land                                                            65,078
        Building and improvements                                      918,699
        Furniture, fixtures and equipment                              675,537
                                                                     ---------
                                                                     1,659,314

        Less accumulated depreciation                                  644,259
                                                                     ---------
                                                                     1,015,055

OTHER ASSETS:
        Investment (Note B)                                            660,000
        Deferred income taxes (Notes A and F)                          387,739
                                                                     ---------
                                                                     1,047,739
                                                                     ---------

                                                                   $ 3,620,407
                                                                     =========





             See accompanying notes to consolidated financial statements

                         MEDICAL ADVISORY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                               OCTOBER 31, 1998



	LIABILITIES

CURRENT LIABILITIES:
        Current maturities of long-term debt (Notes C and D          $ 315,617
        Accounts payable and accrued expenses                          437,249
        Deferred income                                                327,565
                                                                    ----------
                Total current liabilities                            1,080,431

LONG-TERM DEBT, less current maturities (Note C)                       134,069

COMMITMENTS AND CONTINGENCIES (NOTE J)

JOINT VENTURER'S INTEREST (NOTE A)                                    (24,706)

STOCKHOLDERS' EQUITY:
	Convertible preferred stock, par value, $ 1.75 per share;
                1,000,000 shares authorized; none used                     -
	Common stock, par value, $  .005 per share;
		10,000,000 shares authorized; 3,819,938
                shares issued (Notes E and K)                           19,415
        Additional paid-in-capital                                   3,824,778
        Accumulated deficit                                         (1,369,997)
                                                                    -----------
                                                                     2,474,796

Less 65,940 shares of common stock held in treasury-at cost         (   43,583)
                                                                    -----------
                                                                     2,430,613
                                                                    -----------

                                                                   $ 3,620,407
                                                                    ===========









             See accompanying notes to consolidated financial statements

                        MEDICAL ADVISORY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                          YEARS ENDED OCTOBER 31,


Revenues:                                             1998             1997

        Internet call center services             $  721,463       $     -
        Maritime response services                   773,759          756,246
        Assistance services                        1,019,150        1,101,096
        Pharmaceutical sales                         500,819          491,637
        Maritime clinic systems                       44,704           33,736
        Medical clinic services                        9,679             -
        Training                                     110,719          153,294
        Other                                         62,532           65,309
        Interest                                      56,467           44,971
                                                   ---------        ---------
                                                   3,299,292        2,646,289

Cost and expenses:
        Pharmaceuticals                              347,236          335,860
        Medical professional services                323,902          321,260
        Maritime clinic system                        28,632           20,420
        Medical clinic services                       32,739             -
        Training                                      24,945           29,425
        Internet call center services                323,204             -
        Salaries and wages                           976,812          759,332
        Selling, general and administrative          894,769          759,402
        Depreciation                                  86,624           84,725
        Interest                                      34,848           29,562
                                                   ---------        ---------
                                                   3,073,711        2,339,986
                                                   ---------        ---------

Operating income                                     225,581          306,303

Extinguishment of debt (Note C and D)                214,843             -

Income tax benefit (Notes A and F)                    36,058           55,567

Earnings before joint Venturer's interest            476,482          361,870
Joint Venturer's interest loss (income)               53,181           (3,967)
                                                   ---------        ---------

       NET EARNINGS                               $  529,663       $  357,903
                                                   =========        =========

Earnings per common share
(basic and assuming dilution)                     $       .14      $       .09
                                                   ==========       ==========

Weighted average common shares outstanding        $3,819,938       $3,819,938

              See accompanying notes to consolidated financial statements

                         MEDICAL ADVISORY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED OCTOBER 31, 1998 AND 1997



             Common   Stock  Additional Accumulated Treasury Stock
             Shares   Amount  Paid-in     Deficit    Shares  Amount    Total
                              Capital

Balance at 3,882,873 $19,415 $3,824,778 $(2,257,563) 65,940 $(43,583)$1,543,047
Nov 1,1996

Net earnings    -       -          -        357,903    -        -       357,903
           --------- ------- ---------- -----------  ------ -------- ----------

Balance at 3,882,873  19,415  3,824,778  (1,899,660) 65,940  (43,583) 1,900,950
Oct 31,1997

Net earnings    -       -          -        529,663    -        -       529,663
           --------- ------- ---------- -----------  ------ -------- ----------
Balance at 3,882,873 $19,415 $3,824,778 $(1,369,997) 65,940 $(43,583)$2,430,613
Oct 31,1998
           ========= ======= ========== ============ ====== ======== ==========









              See accompanying notes to consolidated financial statements

                       MEDICAL ADVISORY SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED OCTOBER 31,

Increase (decrease) in cash and equivalents                 1998         1997

Cash flows from operating activities
        Net earnings for the year                        $ 529,663   $ 357,903
        Adjustments to reconcile net earnings to net
              cash provided by operating activities:
              Deferred income taxes                        (36,058)    (57,661)
                 Equity interest in Joint Venture income
                                (loss)                     (53,181)      3,968
                 Depreciation                               86,624      84,725
                 (Increase) decrease in:
                         Accounts receivable               136,892    (202,173)
                         Prepaid expenses and other          7,210     (13,468)
                         Inventory                          (4,540)     (2,072)
                 Increase (decrease) in:
                         Accounts payable and accrued
                                        expenses          (163,065)     (7,414)
                         Deferred income                   (39,607)    125,375
                                                         ----------  ----------
              Net cash provided by operating activities    463,938     289,183
Cash flows used in investing activities:
        Capital expenditures, net of disposals            (135,149)   (269,434)
        Decrease in investments                           (295,031)       -
                                                         ----------  ----------
              Net cash used in investing activities       (430,180)   (269,434)


Cash flows used in financing activities:

        Repayments of loans to banks and related parties  (184,036)     (7,818)
                                                         ----------  ----------
        Net cash, provided (used) in financing activities (184,036)     (7,818)
                                                         ----------  ----------
        Net (decrease) increase in cash and equivalents   (150,278)     11,931
        Cash and equivalents at beginning of year          729,609     717,678
                                                         ----------  ----------

Cash and equivalents at end of year                      $ 579,331   $ 729,609
                                                         =========   =========

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for
        interest                                         $  12,567   $  16,789
                                                         =========   =========



             See accompanying notes to consolidated financial statements
                                      F-8

                        MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER  31, 1998 AND 1997


NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS) and its wholly-owned subsidiaries, MAS Laboratories, Inc. Doc-Talk, LLC, and T.L.C. Inc. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements also include 100% of the assets, liabilities and operating results of Assistance Services of America, Inc.
(ASA). Pursuant to a joint venture agreement, the Company formed ASA and purchased 250 shares (50%) of ASA common stock in fiscal 1994 for $25,000 in cash. The Joint Venture's Interest reflected on the 1998 consolidated balance sheet and the consolidated statements of earnings represents the other joint venturer's share (50%) of ASA's equity (deficit) and results of operations for 1997 and 1998

Business Operations

MAS provides medical advice to ocean-going vessels and other individuals or entities located outside the continental United States, operates an out-patient medical clinic and provides medical information service via "chats" over the internet and telephone. ASA provides medical assistance services to multi-national corporations, health maintenance organizations, and insurance companies in Canada and the United States. MAS Laboratories is currently inactive.

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

                         MEDICAL ADVISORY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1998 AND 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES-CONTINUED

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

Impairment of Long-Lived Assets

Effective November, 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

                        MEDICAL ADVISORY SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1998 AND 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES-CONTINUED

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No.
128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended October 31, 1997 relating to the adoption of this standard.

NOTE B-INVESTMENTS

As of October 31, 1998, the Company has invested $660,000 in consideration for 32,666 shares of common stock in America's Doctor, Inc.
The Company's investment represents approximately 8% of the outstanding equity of America's Doctor, Inc. The Company's investment is covered under the scope of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," classified as "available for sale." The value of this investment approximates book value (See Note J).

NOTE C-LONG-TERM DEBT

Long-term debt at October 31, 1998 consists of the following:

Mortgage loan payable in monthly installments of $ 1,222,
including interest at 8.5% per annum, secured by first
deed of trust on Company's building and land                         $ 137,186

Note Payable to SACNAS International including
interest at 5% per annum; unsecured (See Note D)             312,500
                                                            --------
                                                                       449,686
      Less current portion                                             315,617
                                                                      --------
                                                                     $ 134,069
                                                                     =========

Aggregate maturities of long-term debt as of October 31, 1998 are as follows:

			Year			Amount
                        ----                    ------
                        1999                $  315,617
                        2000                     3,393
                        2001                     3,693
                        2002                     4,019
                        2003 and after         122,964
                                              --------
                                             $ 449,686
                                              ========

The Company has an unused $500,000 bank credit agreement that extends until October, 1999.

                         MEDICAL ADVISORY SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1998 AND 1997

NOTE D-RELATED PARTY TRANSACTIONS

Hall & Associates, P.A., which is owned by the Company's chief Executive Officer, Thomas M. Hall, M.D., provides medical professional services to MAS. Amounts paid to Hall & Associates, P.A. represent fees for professional services rendered and premiums on professional liability insurance. During 1998 and 1997, the Company paid Hall & Associates,
P.A. $ 278,534 and $337,922, respectively, in fees and professional liability insurance premium payments made on Hall & Associates, P.A.'s behalf.

During fiscal years 1998 and 1997, Thomas M. Hall, M.D., received
$ 110,231 and $ 95,104, respectively, representing a percentage of the Company's gross sales of certain travel-related medical services.

The Company entered into a cooperative venture with SACNAS
International (trade name- Mondial Assistance) through ASA, the
Company's 50% owned joint venture. Additionally, as a result of its affiliation with SACNAS International (which is also a shareholder in the Company), the Company derived net revenues of approximately $189,000 and $160,000 during 1998 and 1997, respectively, exclusive of the joint venture activities. At October 31, 1998, the net accounts receivable from various Mondial centers were approximately $247,170.

During 1996 the Company began construction of a new 12,000 square foot office building. The Company entered into an agreement with a contractor, whose owners are related to the Company's President and Chairman of the Board, to develop and construct the building. The amount of the contract, together with approved change orders was $614,429, which management believes approximates the market value for the services rendered. The Company took occupancy of the building in February, 1997.

During 1998, the Company entered into an agreement with SACNAS International (SACNAS). The agreement grants SACNAS an option to purchase 100% of the Company's shares in ASA for $2,000,000 during the period January 1, 1998 through December 31, 1999. At the time SACNAS exercises its option, SACNAS shall tender to the Company the 305,378 shares of the Company SACNAS owns. The Company's shares shall be sold by SACNAS to the Company for $122,151 and the proceeds shall be used to offset the $2,000,000 purchase of the Company's ASA shares. The Company has the option to retain 8% of total ASA shares while allowing SACNAS to retain their 305,378 Company shares. If the Company exercises this option, the SACNAS option to purchase the remaining ASA shares shall be reduced to $1,680,000.

Provided SACNAS has not exercised the option agreement, beginning
January 1, 1998, and at the end of each quarter, SACNAS shall forgive
12.5% of the $500,000 unsecured loan to the Company (See Note C) along with interest accrued to that date SACNAS forgave principal and interest of $214,843 in 1998. Any principal loan amount forgiven shall be credited to the option price.

If SACNAS does not elect to exercise the option agreement during the term provided, the remaining principal balance of the $500,000 loan not forgiven plus any accrued interest, shall be forgiven in its entirety.

SACNAS has not exercised the option agreement as of the date of these financial statements.

                        MEDICAL ADVISORY SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1998 AND 1997

NOTE E-STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the Company.

                                    Number     Prices Per       Number of
                                  of shares    Share Range  Shares Exercisable
                                  ---------    -----------  ------------------

Outstanding at October 31, 1996    240,000       $.50            240,000
                                                                 =======
Granted                               -            -                -
Exercised                             -            -                -
Cancelled                             -            -                -
                                  ---------
Outstanding at October 31, 1997    240,000       $.50            240,000
                                                                 =======
Granted                            165,000       $.50               -
Exercised                             -            -                -
Cancelled                             -            -                -
                                  ---------
Outstanding at October 31, 1998    405,000       $.50            294,334
                                                                 =======

The employee stock options scheduled to expire during the period
SACNAS has an option to purchase 100% of ASA's common stock
(January 1, 1998 through December 31, 1999), have been extended to 60 days after SACNAS exercises its option. If SACNAS does not exercise its option, the employees' stock options that would have otherwise expired, will be extended to January 31, 2000 (See Note D).

For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the years ended October 31, 1998 and 1997, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk free interest rate of 6.0% an expected life from three to five years for all grants. The weighted-average fair values of the stock options granted during the years ended October 31, 1998 and 1997 were immaterial.

If the Company recognized compensation cost for employee stock options in accordance with SFAS No. 124, the Company's proforma net income and net income per share would have been unchanged in 1998 and 1997.

NOTE F-INCOME TAXES

The Company files a consolidate U.S. federal income tax return. The Company determines deferred tax liabilities and assets based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Components of deferred tax assets as of October 31, 1998 are as follows:
	Current
                Deferred income                                $  17,106
                Allowance for doubtful accounts                   19,909
                                                                 -------
                Current deferred tax asset                        37,015

        Noncurrent

                Net operating loss carryforwards                 387,739
                                                                 -------
                        Total deferred taxes                   $ 424,754
                                                                 =======
                                     F-13

                       MEDICAL ADVISORY SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1998 AND 1997

NOTE F-INCOME TAXES-CONTINUED

Deferred income taxes (asset) were increased in 1998 by $36,058 and in 1997 by $57,567.

The Company has sustained profitable operations for the past nine years and management expects this to continue. Therefore, management believes it is more likely than not that it can realize deferred tax assets totaling approximately $ 424,754 over the next five years.


In 1998 and 1997, MAS utilized approximately $ 640,000 and $ 296,000, of operating loss carryforwards on its tax return. For tax reporting purposes, unused net operating losses approximate $1,111,000, which expire as follows:

        	Year					Amount
                ----                                    ------

        	2002					197,000
		2003					226,000
		2004					316,000
		2005					106,000
		2006					266,000
                                                      ---------
                                                    $ 1,111,000
                                                      =========
The deferred tax asset related to the carryforward is approximately $388,000.

NOTE G- MAJOR CUSTOMERS

Revenue from two major customers approximated $865,446 or 26.2% of sales for the year ended October 31, 1998. Revenue from two major customers approximated $518,307 or 19.5% of sales for the year ended October 31, 1997.

NOTE I-RETIREMENT PLAN

In 1994 the Company adopted a retirement savings plan (Plan) in accordance with section 401(k) of the Internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan's agreement. Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law. The Company provides for discretionary matching contributions to the Plan equal to a percentage of the participant's contributions. The Company's contribution in 1998 and 1997 were $2,993 and $ 2,364, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company has entered into a Common Stock Purchase Agreement whereby the Company has agreed to purchase an additional 57,334 shares of common stock in America's Doctor, Inc. for $1,346,680 in cash which will increase the Company's ownership interest in America's Doctor, Inc. to approximately 18% (See Note B).

The Company expects to fund this obligation from internally generated funds and outside sources.
                                     F-14

                        MEDICAL ADVISORY SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1998 AND 1997


NOTE K - SUBSEQUENT EVENT

Subsequent to the date of the financial statements, the Company issued warrants to purchase Company common stock to certain consulting firms as partial consideration for services being rendered to the Company. The terms of the warrants are as follows:

Exercise Price per share        Number Outstanding 	Date of Expiration
------------------------        ------------------      ------------------

        $1.13                          15,000                11-30-98
         1.13                          15,000                12-31-98
         3.00                         100,000                11-23-01
         4.00                         100,000                11-23-01
         5.00                          30,000                03-30-00

An additional 70,000 warrants may be issued at the exercise price of $5.00 per share and expire March 30, 2001 contingent upon the consultant meeting certain conditions.









                                     F-15







                                  EXHIBITS








                              EXHIBIT INDEX


Number                    Description of Exhibit                     Page
------                    ----------------------                     ----

 (11)                Computation of Earnings per Common
                        and Common Share Equivalents                  E-1


                         MEDICAL ADVISORY SYSTEMS, INC.

                      COMPUTATION OF EARNINGS PER COMMON
                         AND COMMON EQUIVALENT SHARES

                 For the years ended October 31, 1998 and 1997


                                                   1998               1997
                                                   ----               ----
Shares outstanding at beginning of period       3,819,938          3,819,938

Weighted average of common shares issued
during the period                                    -                  -
                                                ---------          ---------

Weighted average of common shares
outstanding during the period                   3,819,938          3,819,938

Stock options and warrants outstanding-not
included as they have no dilutive effect             -                  -

Shares used in computing earnings per
common share                                    3,819,938          3,816,938

Earnings per common share
     ($529,663 / 3,819,938)                      $   .14
                                                 =======

Earnings per common share
     ($357,903 / 3,819,938)                                         $   .09
                                                                    =======




                                     E-1