Form 10QSB
period 1999-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 1999-03-15
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1999		Commission File No. 2-98314-W

                       MEDICAL ADVISORY SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

         Delaware                                     52-1233960
 (State of other Jurisdiction of         (I.R.S. Employer Identification No.)
incorporated or organization)

8050 Southern Maryland Boulevard, Owings, Maryland                     20736
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

              3,849,938 shares of Common Stock ($0.005 par value per share)
                            outstanding at January 31, 1999



                                     INDEX

                       MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheet - January 31, 1999 and October 31, 1998

        Statement of Operations - Three months ended January 31, 1999 and 1998

        Statement of Cash Flow - Three months ended January 31, 1999 and 1998

	Notes of Condensed Financial Statements:  January 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                       MEDICAL ADVISORY SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEET

                                                     January 31     October 31
                                                        1999          1998
                                                   ____________________________
                                                      UNAUDITED


ASSETS

  CURRENT ASSETS
     Cash                                           $   228,768    $   579,331
     Receivables, net                                   548,873        907,720
     Inventory - Pharmaceuticals                         38,549         26,745
     Prepaid expenses and other                          21,139          6,802
     Current deferred tax asset                          37,015         37,015
                                                     ----------     ----------
             TOTAL CURRENT ASSETS                       874,344      1,557,613

  PROPERTY AND EQUIPMENT, NET                           954,376      1,015,055

  OTHER ASSETS
     Investments                                      1,144,467        660,000
     Deferred assets                                    387,739        387,739
                                                     ----------     ----------

             TOTAL OTHER ASSETS                       1,532,206      1,047,739

                   TOTAL ASSETS                     $ 3,360,926    $ 3,620,407
                                                     ==========     ==========



                       MEDICAL ADVISORY SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEET - CONTINUED


                                                     January 31     October 31
                                                        1999           1998
                                                   ----------------------------
                                                     UNAUDITED


LIABILITIES AND SHAREHOLDER'S EQUITY

  CURRENT LIABILITIES
     Current Maturities LT Debt                     $     3,185    $   315,617
     Accounts payable & accrued expenses                239,304        437,249
     Deferred income                                     75,422        327,565
                                                     ----------     ----------

             TOTAL CURRENT LIABILITIES                  317,911      1,080,431

  Long-term liabilities to Banks and Others             383,242        134,069
                                                     ----------     ----------

             TOTAL LIABILITIES                      $   701,153    $ 1,214,500

  JOINT VENTURER'S INTEREST                                            (24,706)


  SHAREHOLDERS' EQUITY
     Convertible Preferred Stock, $1.75 par value
       Authorized:  1,000,000 shares, Issued and
       Outstanding at October 31, 1998 and
       January 31, 1999:  0
     Common Stock, $0.005 par value -
       Authorized:  10,000,000 shares
       Issued and Outstanding at October 31, 1998:       19,580         19,415
       3,819,938;  Issued and Outstanding at January
       31, 1999:  3,849,938

     Additional capital                               3,858,363      3,824,778
     Accumulated deficit                             (1,174,587)    (1,369,997)
     Treasury Stock at Cost - 65,940                    (43,583)       (43,583)
                                                     ----------     ----------

             NET SHAREHOLDERS EQUITY                $ 2,659,773    $ 2,430,613
                                                     ----------     ----------

                    TOTAL LIABILITIES AND EQUITY    $ 3,360,926    $ 3,620,407
                                                     ==========     ==========





                       MEDICAL ADVISORY SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                           Three Months
                                                         Ended January 31
                                                      1999              1998
                                                   ____________________________
Revenues:
  Program Services                                  $   219,295    $   207,149
  Assistance Services                                    97,675        274,177
  Pharmaceutical Sales                                  120,834        118,026
  Chat Center Revenue                                   815,976
  Training Services                                      24,687         15,830
  Option Revenue                                         80,822
  Other Income                                            7,695            403
  Interest Revenue                                        5,543         10,495
                                                     ----------     ----------
                                                      1,372,527        626,080

Cost and Expenses:
  Program & Assistance Medical Services                  63,798         75,213
  Pharmaceutical Cost of Goods                           53,019         55,709
  Chat Center Medical Services                          590,534
  Other Chat Center Costs                                16,446
  Cost of Training Services                               5,949          2,353
  Salaries and Wages                                    287,181        232,782
  Other selling, general and
     Administrative expenses                            198,503        161,408
  Depreciation and Amortization                          21,858         24,405
  Interest expense                                        1,804          8,196
                                                     ----------     ----------
                                                      1,239,092        560,066

        Operating Income                                133,435         66,014

  Income Tax benefit (expense)                                         (16,431)
                                                     ----------     ----------
  Profit (loss) before joint venturer's interest        133,435         49,583

  Joint venturer's interest                                            (16,930)
                                                     ----------     ----------

         NET EARNINGS                               $   133,435    $    32,653
                                                     ==========     ==========

  Earnings per share:
    Basic                                                 $0.03          $0.01
    Diluted                                               $0.03          $0.01

  Weighted average shares outstanding:
    Basic                                             3,828,090      3,819,938
    Diluted                                           4,250,637      3,819,938



                       MEDICAL ADVISORY SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                 Three Months Ended January 31
                                                       1999            1998
                                                     ----------     ----------

Cash flows from operating activities:
  Net earnings from period                          $   133,435    $    32,653
  Adjustment to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                        21,858         24,405
    Equity interest in joint venture income (losses)                    16,930
    (Increase) decrease in :
       Accounts Receivable                              358,847        277,714
       Inventory - Pharmaceuticals                      (11,804)         1,729
       Prepaid expenses and other                       (14,337)         8,306
    Increase (decrease) in :
       Accounts payable and accrued expenses           (197,945)       (98,171)
       Deferred income                                 (252,143)       (10,684)
                                                     ----------     ----------
    Net cash provided by (used for) operating
                                   activities       $    37,911    $   252,882

    Cash flows from investing activities:
       Purchase of Investment                          (484,467)
       (Purchase) disposal of property and
                                    equipment, net       63,002        (42,627)
                                                     ----------     ----------

    Net cash provided by (used in) investing
                                     activities        (421,465)       (42,627)

    Cash Flows from financing activities
      Proceeds from Sale of Common Stock, net of costs   33,750
      Repayment of loans to banks and related parties      (759)          (573)
                                                     ----------     ----------

    Net cash provided by (used in) financing
                                     activities          32,991           (573)

       Net increase (decrease) in cash                 (350,563)       209,682

       Cash at beginning of period                      579,331        729,609
                                                     ----------     ----------

       Cash at end of the period                    $   228,768    $   939,291
                                                     ==========     ==========

    Supplemental Disclosures:
       Cash paid during period for interest        $     3,107     $     4,030
                                                    ==========     ==========




                       MEDICAL ADVISORY SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to SEC
Form 10-QSB, and therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited consolidated financial statement should be read in connection with the consolidated financial statements and footnotes thereto included in the Company's annual report on 10-KSB for the year ended October
31, 1998.

NOTE B - Consolidated Statements

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS) and its wholly-owned subsidiaries MAS Laboratories, Inc., Doc-Talk, LLC and
TLC, Inc. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements as of October 31, 1998 and for the three months ended January 31, 1998 also include 100% of the assets, liabilities and operating results of Assistance Services of America, Inc. (ASA). The Joint Venturer's Interest reflected on the October 31, 1998 consolidated balance sheet and the consolidated statements of operations for the three months ended January 31, 1998 represent the other joint venturer's share (50%) of ASA's equity (deficit) and results of operations.

In March, 1999, the Company sold 100% of its equity interest in ASA to ASA's remaining shareholder, SACNAS
International.  The terms of the sale agreement included
SACNAS International assuming all responsibilities for operations of ASA effective November 1, 1998. The accompanying January 31, 1999 financial statements include certain adjustments to reflect the Company discontinuing operating ASA. Accordingly, the accompanying consolidated balance sheet at January 31, 1999 and the statement of operations for the three months ended January 31, 1999 do not include the assets, liabilities and operating results of ASA.

NOTE C - Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date (s) of the financial statements and the reported amounts of revenues and expenses during the reporting period (s). Actual results could differ from those estimates.

NOTE D -  Subsequent Events - Pro Forma Financial Information

The following pro forma condensed balance sheet assumes the transactions described below (the closing of the Private Placement in February, 1999, the sale of the Company's equity interest in Assistance Services of America, Inc., the forgiveness of the balance of the SACNAS International note payable and the Company's acquisition of 295,378 shares of the Company's common stock from SACNAS International in March, 1999) had occurred on January 31, 1999:

(1) the issuance of 500,000 shares of the Company's Series A
Redeemable Convertible Preferred Stock through a private placement yielding net proceeds of $2,675,000 (the "Private Placement"),

(2) the sale of the Company's equity interest in Assistance
Services of America, Inc. to SACNAS International for $25,000,

(3) the forgiveness by SACNAS International of the note payable in the amount of $250,000,

(4) the accrual of $57,000 of interest expense related to the SACNAS International note payable and

(5) the Company's acquisition of 295,378 shares of Company common stock from SACNAS International for approximately $117,000.

The pro forma condensed balance sheet should be read in conjunction with the notes thereto and the financial statements of the Company. The pro forma condensed balance sheet is not necessarily indicative of what the actual financial position would have been had the transactions occurred at January 31, 1999 nor does it purport to represent the financial position of the Company.



                       MEDICAL ADVISORY SYSTEMS, INC.


                                                 January 31, 1999
                                                 ----------------

                                Historical       Pro forma         Pro forma
                               (UNAUDITED)      Adjustments      Balance Sheet
                              ------------     ------------     --------------
Current assets:

Cash                          $   228,768  (1) $ 2,675,000      $  2,811,768
                                           (4)    (117,000)
                                           (2)      25,000
Receivables, net                  548,873                            548,873
Inventory - Pharmaceuticals        38,549                             38,549
Prepaid expenses and other         21,139                             21,139
Current deferred tax asset         37,015                             37,015
                              -----------                       ------------
   Total current assets           874,344                          3,459,344

Property and equipment, net       954,376                            954,376

Other assets:

Investments                     1,144,467  (2)     (24,507)        1,119,960
Deferred assets                   387,739               -            387,739
                              -----------      -----------       -----------

TOTAL ASSETS                  $ 3,360,926      $ 2,558,493      $  5,919,419
                              ===========      ===========      ============


                       MEDICAL ADVISORY SYSTEMS, INC.


                                                 January 31, 1999
                                                 ----------------

                                Historical       Pro forma         Pro forma
                               (UNAUDITED)      Adjustments      Balance Sheet
                              ------------     ------------     --------------

Current liabilities:

Current maturities (LT Debt)  $     3,185                       $      3,185

Accounts payable & accrued
                  expenses        314,726  (3)      57,000           371,726
                              -----------                       ------------

  Total current liabilities       317,911                            374,911

Notes payable                     383,242  (3)    (250,000)          133,242

Shareholders' Equity:
Redeemable convertible
Preferred stock                      -     (1)   2,675,000         2,675,000
Common stock and additional
paid in capital                 3,877,943                          3,877,943
Accumulated deficit            (1,174,587) (2)         493          (981,094)
                                           (3)     250,000
                                           (3)     (57,000)

Treasury stock, at cost           (43,583) (4)    (117,000)         (160,583)
                              -----------      -----------      ------------

  Total Shareholders' Equity    2,659,773        2,751,493         5,411,266
                              -----------      -----------      ------------

TOTAL LIABILITIES AND EQUITY  $ 3,360,926      $ 2,558,493      $  5,919,419
                              ===========      ===========      ============



                       MEDICAL ADVISORY SYSTEMS, INC.

                        Notes to Pro Forma Unaudited
                          Condensed Balance Sheet
                           as of January 31, 1999

(1) Reflects the issuance of 500,000 shares of Series A redeemable convertible preferred stock through a private placement at $6.00 per share yielding net proceeds of $2,675,000 after offering costs and placement agent fees aggregating $325,000. Each share has a par value of $1.75 per share, pays an eight percent (8%) annual cumulative dividend, payable quarterly, and is redeemable at the option of the Company one year after issuance and once the average daily closing price of the Company's common stock is $15.00 per share for ten (10) consecutive trading days. The preferred stock is also redeemable at the option of the Company at any time three (3) years after issuance at the original price, as adjusted for stock splits and similar events. The preferred stock is convertible at the option of the holder of such shares at any time into one share of the Company's common stock.

(2) Reflects the sale of the Company's equity interest in Assistance Services of America, Inc. to SACNAS International for $25,000.

(3) Reflects the forgiveness by SACNAS International of the balance of the Company's $500,000 note payable to SACNAS in the amount of $250,000 and the accrual of $57,000 of interest expense related to the note.

(4) Reflects the Company's acquisition of 295,678 shares of the Company's common stock from SACNAS International for $117,000.


                    MEDICAL ADVISORY SYSTEMS, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


The first quarter of FY 1999 sales were $1,372,527. First quarter sales of last year were $626,080. Sales for the first quarter reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first quarter of FY 1998, results in sales of $505,405 for comparison to the first quarter of FY 1999.  Therefore, sales for the first quarter of FY 1999 comparatively
increased by 171%.   The increase resulted primarily from chat center revenues, a new business segment launched in the forth quarter of FY 1999.

Revenues from Program Services were $219,295 for the first three months of FY 1999 compared to $207,149 for the same period in FY 1998, an increase of 6%. This increase resulted from the stabilization of the size of the U.S.
merchant marine fleet, along with expanded marketing efforts.

The Company had assistance service revenues of $97,675 during the first three months of FY 1999. First quarter sales of last year were $274,177. Sales for the first quarter reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first quarter of FY 1998, results in sales of $23,615 for comparison to first quarter FY 1999. Sales for the first quarter of FY 1999 comparatively increased by 314%, resulting primarily from increased use of the company as a foreign correspondent for assistance to international travelers.

Revenues from pharmaceutical sales were $120,834 for the first quarter of FY 1999 resulting in a flat growth period when compared to 1998.

Chat Center revenues totaled $817,976 during the first quarter of 1999. These revenues were derived from a new business segment launched in the forth
quarter of FY 1998.   The Company provides professional medical information
"chats" via the internet to internet service providers and internet users on behalf of AmericasDoctor.Com.

The Company's training program provided revenues of $ 24,687 for the period, a 56% increase compared to training revenues of $ 15,830 in the first quarter of FY 1998, resulting primarily from biannual variation in the training schedule of a major customer.

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

On March 11, 1999 the Company and SACNAS concluded a transaction whereby SACNAS purchased the Company's shares in ASA. The results of operations for the first quarter are reflected in the Financial Statements, and a Pro-Forma Balance Sheet reflecting the sale is reported in NOTE-D. Terms of the transaction with SACNAS included the sale of the Company's equity interest in Assistance Services of America, Inc. to SACNAS for $25,000, the forgiveness by SACNAS of a note payable in the amount of $250,000, the accrual of $57,000 of interest expense related to the SACNAS note payable and the Company's acquisition of 295,378 shares of the Company's common stock from SACNAS International for approximately $117,000.



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

	(a)  Exhibits.  None
	(b)  Reports on Form 8-K.  On file





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


					MEDICAL ADVISORY SYSTEMS, INC.
                                        ------------------------------
                                              (Registrant)



Date: March 15, 1999                 /s/ Thomas M. Hall, M.D., M.I.M.
                                     ___________________________________
                                          Thomas M. Hall, M.D., M.I.M.
                                          Chief Executive Officer