Form 10QSB
period 1999-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 1999-06-14
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                             Form 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 1999                 Commission File No. 2-98314-W

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

        3,554,560 shares of Common Stock ($0.005 par value per share)
                           outstanding at April 30, 1999



                                   INDEX

                      MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

	  Balance Sheet - April 30, 1999 and October 31, 1998

          Statement of Operations - Three and Six  months ended April 30, 1999 and 1998

	  Statement of Cash Flow - Six  months ended April 30, 1999 and 1998

	  Notes of Condensed Financial Statements:  April 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                         MEDICAL ADVISORY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET


                                                   April 30         October 31
                                                     1999               1998
                                                 -----------------------------
                                                   UNAUDITED


ASSETS

   CURRENT ASSETS
      Cash                                         $ 1,936,915     $   579,331
      Receivables, net                                 314,292         907,720
      Inventory                                         34,751          26,745
      Prepaid expenses and other                         6,455           6,802
      Current deferred tax asset                        37,015          37,015
                                                   -----------     -----------

              TOTAL CURRENT ASSETS                   2,329,428       1,557,613

   PROPERTY AND EQUIPMENT, NET                         945,829       1,015,055

   OTHER ASSETS
      Investments                                    2,297,751         660,000
      Deferred assets                                  387,739         387,739
                                                   -----------      ----------

              TOTAL OTHER ASSETS                     2,685,490       1,047,739


                    TOTAL ASSETS                   $ 5,960,747     $ 3,620,407
                                                   ===========     ===========

         The accompanying notes are an integral part of these statements.


                          MEDICAL ADVISORY SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                                   April 30         October 31
                                                     1999              1998
                                                 -----------------------------
                                                  UNAUDITED


LIABILITIES AND SHAREHOLDER'S EQUITY

   CURRENT LIABILITIES
      Current maturities LT debt                   $     3,253     $   315,617
      Accounts payable & accrued expenses              223,502         437,249
      Deferred income                                  100,371         327,565
                                                   -----------     -----------

              TOTAL CURRENT LIABILITIES                327,126       1,080,431

   Long-term liabilities to banks and others           132,397         134,069
                                                   -----------     -----------

              TOTAL LIABILITIES                    $   459,523     $ 1,214,500

   JOINT VENTURER'S INTEREST                               -           (24,706)

   SHAREHOLDER'S EQUITY
      Convertible preferred stock, $1.75 par value
        authorized:  1,000,000 shares, issued and
        outstanding at October 31, 1998: 0 and       2,706,661            -
        issued and outstanding at April 30, 1999:
        500,000;
      Common stock, $0.005 par value -
        authorized:  10,000,000 shares
        issued and outstanding October 31, 1998:        19,662          19,415
        3,819,938; issued and outstanding at April
        30, 1999: 3,554,560

      Convertible preferred stock, dividends paid      (48,950)
      Additional paid in capital                     3,866,531       3,824,778
      Accumulated deficit                             (882,834)     (1,369,997)
      Treasury stock at cost                          (159,846)        (43,583)
                                                   -----------     -----------

              NET SHAREHOLDERS EQUITY              $ 5,501,224     $ 2,430,613
                                                   -----------     -----------

TOTAL LIABILITIES AND EQUITY                       $ 5,960,747     $ 3,620,407
                                                   ===========     ===========

         The accompanying notes are an integral part of these statements


                       MEDICAL ADVISORY SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                     Three Months               Six Months
                                    Ended April 30             Ended April 30
                                   1999       1998           1999     1998

Revenues:
  Program services            $   244,695 $   186,082  $   463,990 $   393,231
  Assistance services             250,838     268,637      348,513     542,814
  Pharmaceutical sales            107,719     136,876      228,553     254,902
  Chat center revenue             736,161                1,552,137
  Training services                13,055      48,994       37,742      64,824
  Option revenue                  250,000      66,150      330,822      66,150
  Other income                        926      62,129        8,621      62,532
  Interest revenue                 16,698      22,085       22,241      32,580
                              -----------------------  -----------------------

  Total Revenue                 1,620,092     790,953    2,992,619   1,417,033
                              -----------------------  -----------------------

Cost and Expenses:
  Program & Assistance
          medical services    $    55,657 $    88,629  $   119,455 $   166,832
  Pharmaceutical cost of goods     56,580      81,922      109,599     137,631
  Chat center medical services    547,738                1,138,272
  Other chat center costs          29,491                   45,937
  Cost of training services         4,637      10,529       10,586      12,882
  Salaries and wages              332,006     246,911      619,187     479,693
  Other selling, general and
    administrative expenses       228,092     228,766      426,595     403,615
  Depreciation and amortization    14,117      24,406       35,975      48,811
  Interest expense                 60,021       2,375       61,825      10,571
                              -----------------------  -----------------------
                                1,328,340     683,538    2,567,432   1,260,035

       Operating Income           291,752     107,415      425,187     156,998

  Income tax benefit (expense)
                              -----------------------  -----------------------
  Profit (loss) before joint
          ventures's interest     291,752     107,415      425,187     156,998

  Joint venturer's interest                    16,065                     (865)
                              -----------------------  -----------------------

Net Profit                    $   291,752  $  123,480  $   425,187 $   156,133
                              =======================  =======================

Earnings per share:
  Basic                             $0.08       $0.03        $0.12       $0.04
  Diluted                           $0.06       $0.03        $0.10       $0.04

Weighted average shares outstanding:
  Basic                         3,556,680   3,885,878    3,538,731   3,885,878
  Diluted                       4,536,839   3,885,878    4,309,159   3,885,878



                         MEDICAL ADVISORY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    Six Months Ended April 30
                                                       1999            1998
                                                    -------------------------

Cash flows from operating activities:
   Net earnings from period                         $   425,187   $   156,133
   Adjustment to reconcile net earnings
     to net cash provided by operating activities:
     Depreciation and amortization                       35,975        48,811
     Equity interest in joint venture income (losses)         0           865
    (Increase) decrease in :
       Accounts receivable                              593,428       249,771
       Inventory                                         (8,006)        9,205
       Prepaid expenses and other                           347         1,077
     Increase (decrease) in :
       Accounts payable and accrued expenses           (213,747)      (54,404)
       Deferred income                                 (227,194)      (21,994)

   Net cash provided by (used for) operating
                                      activities    $   605,990   $   389,464

   Cash flows from investing activities:
     Purchase of Investment                          (1,587,047)       26,738
     (Purchase) disposal of property and equipment,
                                                net      69,226       (55,684)
                                                    --------------------------

   Net cash provided by (used in) investing
      activities                                     (1,517,821)      (28,946)

   Cash Flows from financing activities
     Proceeds from sale of common stock, net of costs    42,003            -
     Proceeds from sale of preferred stock, net
        of costs                                      2,706,661            -
     Dividends Paid - preferred stock                   (48,950)           -
     Purchase of treasury stock                        (116,263)           -
     Repayment of loans to banks and related parties   (314,036)      (63,459)
                                                    --------------------------
   Net cash provided by (used in) financing
      activities                                      2,269,415       (63,459)

     Net increase (decrease) in cash                  1,357,584       297,059

     Cash at beginning of period                        579,331       729,609
                                                    --------------------------

     Cash at end of the period                      $ 1,936,915   $ 1,026,668
                                                    ==========================

Supplemental disclosure of Cash Flow information:
  Cash paid during period for interest              $    62,843   $     5,883
                                                    ==========================


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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited consolidated financial statement should be read in connection with the consolidated financial statements and footnotes thereto included in the Company's annual report on 10-KSB for the year ended October 31, 1998.

NOTE B - Consolidated Statements

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS) and its wholly-owned subsidiaries MAS Laboratories, Inc., Doc-Talk, LLC and
TLC, Inc. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements as of October 31, 1998 and for the six months ended April 30, 1998 also include
100% of the assets, liabilities and operating results of Assistance Services of America, Inc. (ASA). The Joint Venturer's Interest reflected on the October 31, 1998 consolidated balance sheet and the consolidated statements of operations for the six months ended April 30, 1998 represent the other joint venturer's share (50%) of ASA's equity (deficit) and results of operations.

In March, 1999, the Company sold 100% of its equity interest in ASA to ASA's remaining shareholder, SACNAS International. The terms of the sale agreement included SACNAS International assuming all responsibilities for operations of ASA effective November 1, 1998. The accompanying April 30, 1999 financial statements include certain adjustments to reflect the Company discontinuing operating ASA. Accordingly, the accompanying consolidated balance sheet at April 30, 1999 and the statement of operations for the three months ended April 30, 1999 do not include the assets, liabilities and operating results of ASA.

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

                    MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


      For the first six months of FY 1999 sales were $2,992,619. For the first six months of last year sales were $1,417,033. Sales for the first six months of FY 1999 reflect deleted business from the sale of ASA (see NOTE-B).
Deleting ASA sales from the first six months of FY 1998, results in sales of $1,205,333 for comparison to the first six months of FY 1999. Therefore, sales for the first six months
of FY 1999 comparatively increased by 148%.   The increase
resulted primarily from chat center revenues, a new business segment launched in the forth quarter of FY 1998.

      Revenues from Program Services were $463,990 for the first six months of FY 1999 compared to $393,231 for the same period in FY 1998, an increase of 18.0%. This increase resulted from the stabilization of the size of the U.S. merchant marine fleet along with expanded marketing efforts, plus the addition of outpatient clinical services at the Company's headquarters building.

      The Company had assistance service revenues of
$348,513 during the first six months of FY 1999. First six month sales for last year were $542,814. Sales for the first half reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first six months of
FY 1998, results in sales of $89,829 for comparison to the first half of FY 1999. Sales for the first half of FY 1999 comparatively increased by 288%, resulting primarily from a one-time transition fee of $164,500 paid by SACNAS International related to its purchase of the Company's interest in Assistance Services of America, Inc. (See Sale of the Company's Affiliate, Assistance Services of America, Inc.
below).   The Company is in negotiations with SACNAS
International with respect to a new service contract, and continuing revenues from this business line are not assured.

      Revenues from pharmaceutical sales were
$228,553 for the first six months of FY 1999 reflecting a decrease in revenues of $26,349 or 10.3% when compared to
the same period of 1998.   The decrease reflects the loss of a
pharmaceutical contract with a major customer.  The
Company has recently obtained additional contracts that are expected to bring pharmaceutical revenues back in line with the previous fiscal year.

      Chat Center revenues totaled $1,552,137
during the first half of 1999. These revenues were derived from a new business segment launched in the forth quarter of
FY 1998.   The Company provides professional medical
information "chats" via the internet to internet service providers and internet users on behalf of AmericasDoctor.Com. The Company anticipates continuing increases in revenues from this business segment.

      The Company's training program provided revenues of $ 37,742 for the period, a 41.8% decrease compared to training revenues of $ 64,824 in the first six months of FY
1998. The decrease is primarily the result of the off year of the biannual training schedule of a major customer.


Sale of the Company's affiliate, Assistance Services of America, Inc.

      On March 9, 1999 the Company entered into an agreement to sell its interest in Assistance Services of America, Inc (ASA) to SACNAS
International (SACNAS).    Under the terms of the agreement
SACNAS paid the Company a transition fee of $164,500, forgave an outstanding note payable of $250,000, and sold 295,378 shares of the Company's common stock back to the Company for $116,248.
The Company paid SACNAS $57,000 representing accrued interest on the note payable.  These items were completed on March 12,
1999 and the 295,378 MAS shares were returned to the Company's
treasury.   The final step of the transaction calls for SACNAS to
complete due diligence and enter into a stock purchase agreement with the Company, at which time SACNAS is to pay the Company
$25,000 for the ASA shares and enter into a service agreement defining the future relationship between SACNAS and the Company.
This final step has not yet been completed.



                   MEDICAL ADVISORY SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         In February, 1999 the Company sold 500,000 shares of a Series A Redeemable Convertible Preferred Stock in a private placement. On May 01, 1999 all of the preferred shareholders elected to convert these shares into MAS common stock.

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


                                          MEDICAL ADVISORY SYSTEMS, INC.
                                                    (Registrant)




Date: June 14, 1999                      /s/ Thomas M. Hall, M.D. M.I.M.
                                        ---------------------------------
                                             Thomas M. Hall, M.D. M.I.M.
                                               Chief Executive Officer