Form 10KSB40/A
period 1998-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 1999-09-01
CIK 771252

                                 FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended  October 31, 1998
                                     ------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to _______________

          Commission file number     2-98314-W
                                     ------------------------------

                        MEDICAL ADVISORY SYSTEMS, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                             Delwware                                                                    52-1233960
-----------------------------------------------------------------------                 ------------------------------------------
     (State or other jurisdiction of incorporation or organization)                         (IRS  Employer Identification No.)


    8050 Southern Maryland Blvd., Owings, MD                           20736
 ---------------------------------------------                     -------------
    (Address of principal executive offices)                         (Zip Code)


Issuer's Telephone Number  (301)855-8070
                           -------------
Securities registered pursuant to Section 12(b) of the Exchange Act:

               Title of each class                         Name of each exchange on which registered
                       None
  -----------------------------------------          ____________________________________________________

  _________________________________________          ____________________________________________________

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of class)

________________________________________________________________________________
                               (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No ____.

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons.
------  -------------------------------------------------------------

     Listed below are the directors and executive officers of the Company. Directors are elected for one year terms or until their successors are elected and qualified. Officers hold office until their successors are elected and qualified or until their earlier resignation or removal.

                                                                                Age at
          Name                               Position                      January 21, 1999
------------------------    -----------------------------------------    ------------------
Ronald W. Pickett             Chairman of the Board of Directors &               51
                              President Managing Member of Doc-Talk
                              L.L.C.

Thomas M. Hall, M.D.,         Chief Executive Officer and Director               46
M.I.M.                        President of Assistance Services of
                              America, Inc.,
                              President of Hall & Associates, P.A.,
                              Chief Physician of the Company,
                              President of Hall & AmDoc Associates,
                              P.A., and
                              Hall & DocTalk, Associates, P.A.

Jean-Paul Babey               Director                                           43

Robert P. Crabb               Secretary                                          51

Dale L. Hutchins, Ph.D.       Executive Vice President,                          37
                              Chief Operating Officer of Doc-Talk
                              L.L.C.

Robert C. Snyder              Chief Financial Officer, Treasurer                 42


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

     Robert P. Crabb, Secretary, joined the Company in 1998. Mr. Crabb has over 30 years of sales and marketing and public and private corporate management experience, including 15 years with the Metropolitan Life Insurance Company where he played an integral role in the company's development and implementation of its marketing and training programs. His entrepreneurial expertise includes marketing and financial consulting and commercial and residential real estate development. Mr. Crabb serves as the Director of Corporate Development of the Company and he is the Vice President of Marketing for Doc-Talk L.L.C. Mr. Crabb studied Accounting and Finance at Benjamin Franklin University in Washington, D.C. and Business Finance and Estate Planning at the University of North Carolina.

     Dale L. Hutchins, Ph.D., Executive Vice President, joined the Company in 1982. He also serves as the Chief Operating Officer of Doc-Talk L.L.C. He has 18 years of experience in management, operations, and marketing. Dr. Hutchins also has considerable import, export, foreign product/capability representation, and counter-trade experience. He holds a Ph.D. in business administration, as well as varied medical certifications. He is active in a wide range of charitable, industry, technology, and civic organizations.

     Robert C. Snyder, Chief Financial Officer, joined the Company in May of 1996. Mr. Snyder has over 20 years of accounting experience working in the private sector in Washington, D.C. His experience includes serving as senior financial and administrative director for several rapid growth software R & D companies and director of three Maryland based non-profit organizations. He brings to the Company the talents necessary to provide for the successful and controlled financial growth of the Company. Mr. Snyder has degrees from the University of Maryland in Accounting, Business Administration and Economics.

Item 10.  Executive Compensation.
-------   ----------------------

     The Company's compensation policies for executive officers are to (i) provide compensation packages, so as to attract, motivate and retain executives,
(ii) link a significant portion of compensation to financial results, so as to reward successful performance, and (iii) provide long-term equity based compensation, so as to further align the interests of executives with those of the stockholders and further reward success and performance. The principal components of the Company's executive compensation are base salary, incentive compensation and stock options.

     In determining compensation levels, the Company considers compensation packages offered by similar sized companies within the health care industry. Compensation levels for individual executive officers may be more or less than those offered by such other companies, depending on a subjective assessment of individual factors, such as the executive's position, skills, achievements, tenure with the Company and historical compensation levels.

     The Company has employment agreements with Thomas M. Hall, M.D., Ronald W. Pickett, Dale L. Hutchins, Ph.D., and Robert C. Snyder. In addition, the Company has a consulting agreement with Susquehanna Development Corporation, which is wholly owned by Mr. Crabb.

     Under the stock option plans established by the Company, stock options are periodically granted to employees at the discretion of the Board of Directors or Compensation Committee. It is contemplated that executives of the Company will be eligible to receive stock option grants, subject to individual performance and the performance of the Company as a whole.

Summary Compensation Table

     The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for services rendered in all capacities for fiscal 1998, fiscal 1997 and fiscal 1996.

                                                                                  Other Annual
Name and Principal Position        Fiscal Year        Salary       Bonus          Compensation
----------------------------      ------------      --------    -------------     --------------
Thomas M. Hall, M.D.,
M.I.M.                                 1998         $61,538     $110,231/(2)/      $83,260/(3)/
CEO and                                1997         $50,000     $ 95,105/(2)/      $85,694/(3)/
Chief Physician/(1)/                   1996         $50,000     $ 65,135/(2)/      $87,625/(3)/

Ronald W. Pickett                      1998         $86,538           --                --
Chairman of the Board,                 1997         $50,000           --                --
President and Treasurer                1996         $50,000           --                --

Robert P. Crabb
Secretary                              1998         $ 3,231           --           $36,175/(4)/

Dale L. Hutchins, Ph. D.
Executive Vice President               1998         $55,230     $  8,077                --

Robert C. Snyder
Chief Financial Officer and            1998         $52,500     $  5,000                --
Treasurer

_________________________

     (1) Prior to November 1, 1998, Dr. Hall also received income from the Company as an independent contractor and independent commissioned sales agent, as detailed in notes (2) and (3) below. Dr. Hall is required to pay certain of his own business and travel expenses related to this income.

     (2) Received as an independent commissioned sales agent, representing a percentage of the Company's gross sales of certain travel-related medical advisory services. See "Item 12 - Certain Relationships and Related Transactions."

     (3) Received as an independent contractor through the Company's agreement with Hall & Associates, P.A., under which Hall & Associates, P.A. provides the Company with medical staff personnel. See "Item 12 - Certain Relationships and Related Transactions."

     (4) Received as an independent consultant to DocTalk, L.L.C. through Susquehanna Development Corporation which is controlled by Mr. Crabb. See "Item 12 - Certain Relationships and Related Transactions."

     No person (other than the Chief Executive Officer) who served as an executive officer of the Company at the end of the fiscal year ended October 31, 1998 had total annual salary and bonus for that year in excess of $100,000. But see "Item 12 - Certain Relationships and Related Transactions."

     Directors who are not officers of the Company receive $250 for each meeting of the Board of Directors or committee of the Board of Directors that they attend. Officers of the Company do not receive additional compensation for attending board meetings.

Employment Agreements

     Dr. Hall, Mr. Pickett, Dr. Hutchins and Mr. Snyder have written employment contracts with the Company. The terms of each are summarized below.

     Dr. Hall's employment contract is for a 3-year term which commenced November 1, 1998. Dr. Hall receives a salary of $260,000 for each Fiscal Year of the Company during the term of the employment contract, and is eligible for bonuses and benefits commensurate with the Company's internal policies. This contract replaces a previous agreement whereby Dr. Hall received a salary plus commission and contractor income.

     Mr. Pickett's employment contract is for a 3-year term which commenced November 1, 1998. Mr. Pickett receives a salary of $130,000 for each Fiscal Year of the Company during the term of the employment contract, and is eligible for bonuses and benefits commensurate with the Company's internal policies.

     Dr. Hutchins' employment contract is for a 1-year term which commenced November 1, 1998. Dr. Hutchins receives a salary of $70,000 for each Fiscal Year of the Company during the term of the employment contract, and is eligible for bonuses and benefits commensurate with the Company's internal policies.

     Mr. Snyder's employment contract commenced May 6, 1996. Mr. Snyder receives an annual salary of $55,000 plus a quarterly bonus of $1,250. Mr. Snyder is eligible for other bonuses and benefits commensurate with the Company's internal policies.

Retirement Plan

     The Company has a 401(k) retirement plan for which all employees who have served with the Company at least one year are eligible.

Stock Option Plans

     The Company presently maintains the "June 23, 1993 Employee Stock Option Plan" pursuant to which awards are made based on the Company's performance during the prior Fiscal Year and upon the individual participants' performance and achievement of certain goals.

Option Grants

     The following table sets forth certain information concerning stock options granted and not forfeited under the Employee Stock Option Plan during fiscal 1998 to Mr. Pickett, Mr. Hall and Mr. Crabb:

                       Option Grants in Last Fiscal Year

                                                                                                              Potential
                                                                                                              Realizable
                                                                                                               Value at
                                                                                                            Assumed Annual
                                                                                                            Rates of Stock
                                                                                                                 Price
                                                                                                            Appreciation for
                                                      Individual Grants                                        Option Term
                              ------------------------                  -----------------------------
                                           Percent of
                                         Total Options
                                           Granted to       Option
                               Options    Employees In      Exercise      Expiration
     Name                      Granted     Fiscal Year       Price           Date               5%                10%
     -------------------      --------   -------------     ---------    --------------------------------------------------
     Ronald W. Pickett             --          --              --                  --              --                 --
     Thomas M. Hall                --          --              --                  --              --                 --
     Robert P. Crabb          100,000        82.6%           $.50           6/30/2001        $117,193           $160,976


     The following table sets forth certain information concerning the shares acquired upon exercise of options, the number of unexercised options and the value of unexercised options at the end of fiscal 1998 held by Mr. Pickett, Mr. Hall and Mr. Crabb:

          Aggregated Option Exercises in Last Fiscal Year and Fiscal
                            Year-End Option Values

                                                                        Number of
                                                                       Unexercised              Value of Unexercised
                                                                    Options at Fiscal                In-the-Money
                                  Shares                                 Year-End                 Options at Fiscal
                               Acquired on           Value              Exercisable/                   Year-End
     Name                        Exercise           Realized           Unexercisable           Exercisable/Unexercisable
     -------------------    ----------------    --------------    ----------------------    -----------------------------
     Ronald W. Pickett              --                --                    --                           --
     Thomas M. Hall                 --                --                 200,000/0                       $162,000/0
     Robert P. Crabb                --                --                 100,000/0                       $ 81,000/0

     For purposes of this table, the value of the Common Stock is $1.31 per share, the last sales price of the Common Stock on October 31, 1998, as reported on the NASDAQ Bulletin Board System.

Item 11.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management.
          ----------

     The following table sets forth as of December 31, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) by each director, (iii) by the Company's Chief Executive Officer and its four most highly compensated executive officers and (iv) by all directors and executive officers as a group.

                                                 Shares of         Percent of
                                                Common Stock      Common Stock
                                             Beneficially Owned       Owned
                                             ------------------   ------------
Thomas M. Hall, M.D., M.I.M.                    1,182,750/(1)/        29.42%
8050 Southern Maryland Boulevard
Owings, MD 20736

Ronald W. Pickett                                 637,568/(2)/        16.69%
8050 Southern Maryland Boulevard
Owings, MD 20736

Jean-Paul Babey                                   305,378/(3)/         7.99%
SACNAS International
2, rue Fragrant
Paris XVII, France

Robert P. Crabb                                   100,000/(4)/         2.55%
583 Lombard Road
Rising Sun, MD 21911

Dale L. Hutchins, Ph.D.                            68,111/(5)/         1.76%
8050 Southern Maryland Boulevard
Owings, MD 20736

Robert C. Snyder                                   12,000/(6)/         0.31%
8050 Southern Maryland Boulevard
Owings, MD 20736

All directors and executive officers            2,305,807             55.14%
as a group (6 individuals)

____________________

     (1) Includes immediately exercisable options to purchase 200,000 shares of the Company's Common Stock at $.50 per share.

     (2) Includes 304,678 shares of Common Stock owned by family members and associates, and 332,890 shares beneficially owned by Ronald W. Pickett and Cynthia P. Pickett (his spouse).

     (3) Consists of 305,378 shares of Common Stock held in the name of SACNAS International, as to which Mr. Babey shares voting power and investment power, but of which Mr. Babey disclaims beneficial ownership.

     (4) Consists of immediately exercisable options to purchase 100,000 shares of the Company's Common Stock at $0.50 per share.

     (5) Includes immediately exercisable options to purchase 50,000 shares of the Company's common stock at $.50 per share.

     (6) Consists of immediately exercisable options to purchase 12,000 shares of the Company's common stock at $0.50 per share.

Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     The Company has an agreement with Hall & Associates, P.A. (the "Hall Agreement") to provide the Company with medical personnel as needed to staff its maritime and international travel operations. The Company pays fees in equal amounts every two-week pay period for personnel provided, plus reimbursement for professional liability insurance, the direct costs of any extra physicians for coverage of the call center, training costs and incidental expenses. The agreement with Hall & Associates derives from a written agreement with the predecessor of Hall & Associates, Vaillancourt Associates, P.A., which was executed in 1982. The written agreement has been modified by oral agreement on several occasions. Ronald W. Pickett, the Chairman, President and second largest stockholder of the Company, is the Treasurer of Hall & Associates, but has no direct or indirect financial interest in Hall & Associates. Thomas M. Hall, M.D., M.I.M., who is the Chief Executive Officer of the Company and the largest stockholder, is the sole owner of Hall & Associates, P.A. Pursuant to the Hall Agreement, in Fiscal Year 1998, the Company paid $319,117.50 to Hall & Associates, P.A. for services rendered.

     On December 4, 1998, two new Professional Associations were created: Hall & AmDoc Associates, P.A., and Hall & DocTalk Associates, P.A. The Company plans to enter into agreements with these Professional Associations to provide medical staffing for its programs with AmericasDoctor.com, Inc., and Doc-Talk, LLC, respectively. Ronald W. Pickett, the Chairman, President and second largest stockholder of the Company, is the Treasurer of Hall & AmDoc, Associates, P.A., and Hall & DocTalk Associates, P.A., but has no direct or indirect financial interest in either Professional Association. Thomas M. Hall, M.D., M.I.M., who is the Chief Executive Officer of the Company and the largest stockholder, controls the two new professional associations.

     The Company has an annually renewable marketing consulting agreement with Susquehanna Development Corporation which is wholly owned by Robert Crabb, the Secretary of the Company. The Company pays Susquehanna Development Corporation an annual consulting fee of $98,400.

Item 13.  Exhibits List and Reports on Form 8-K.
--------  --------------------------------------

(a)  Exhibits:

     The following exhibits are filed as part of this report:

Exhibit No.    Description
-----------    -----------

3.1 Restated Certificate of Incorporation, dated May 31, 1985 (incorporated herein by reference to Exhibit 1 to Form 8-A/A filed on August 13, 1999).

3.2 Certificate of Amendment of Certificate of Incorporation, dated February 6, 1986 (incorporated hereby by reference to Exhibit 2 to Form 8-A/A filed on August 13, 1999).

3.3 Certificate of Amendment of Certificate of Incorporation, dated September 6, 1988 (incorporated hereby by reference to Exhibit 3 to Form 8-A/A filed on August 13, 1999).

3.4 Certificate of Amendment of Certificate of Incorporation, dated December 9, 1996 (incorporated herein by reference to Exhibit 4 to Form 8-A/A filed on August 13, 1999).

3.5 Bylaws (incorporated herein by reference to Exhibit 5 to Form 8-A/A filed on August 13, 1999).

10.1 Letter dated December 2, 1988 evidencing agreement between Medical Advisory Systems, Inc. and Hall and Associates, P.A. with respect to provision of medical services to Customers of Medical Advisory Systems, Inc., filed as Exhibit 10(c) to Form 8 amending Annual Report on Form 10-K on April 18, 1989.

10.2 Call Center Service Agreement, dated July 2, 1999 by and between America's Doctor, Inc. and Medical Advisory Systems, Inc.

10.3 Addendum No. 1 to The Call Center Service Agreement, dated July 2, 1998, by and between America's Doctor, Inc. and Medical Advisory Systems, Inc.

10.4 Addendum No. 2 to The Call Center Service Agreement, dated July 2, 1998, between America's Doctor, Inc. and Medical Advisory Systems, Inc.

10.5+ Professional Personnel Services Agreement, dated December 11, 1998, by and between Medical Advisory Systems, Inc. and Hall & Doc-Talk Associates, P.A.

10.6+ Professional Personnel Services Agreement, dated December 11, 1998, by and between Medical Advisory Systems, Inc. and Hall & Associates, P.A.

10.7+ Professional Personnel Services Agreement, dated December 11, 1998, by and between Medical Advisory Systems, Inc. and Hall & Amdoc Associates, P.A.

10.8+ Executive Employment Agreement, effective November 1, 1998, by and between Medical Advisory Systems, Inc. and Ronald W. Pickett.

10.9+ Executive Employment Agreement, effective November 1, 1998, by and between Medical Advisory Systems, Inc. and Thomas M. Hall, M.D., M.I.M.

10.10+ Employment Agreement, dated August 13, 1997, between Medical Advisory Systems, Inc. and Robert L. Snyder.

10.11+    Medical Advisory Systems, Inc. Stock Option Plan.

11.1*     Statement regarding Computation of earnings or loss per share filed as
          Exhibit 11 to Annual Report on Form 10-KSB on January 29, 1999.

21.1      Subsidiaries of the Company


______________________

*  Previously filed
+  Management contract or compensatory plan or arrangement


(b)  Current Reports on Form 8-K:

     No report on Form 8-K was filed on behalf of the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MEDICAL ADVISORY SYSTEMS, INC.


Date:   August 27, 1999      By:    /s/ Ronald W. Pickett
        ---------------         -----------------------------------------
                                    Ronald W. Pickett
                                    Chairman of the Board and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   August 27, 1999             By: /s/ Ronald W. Pickett
        ---------------                ----------------------------------
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President


Date:   August 27, 1999             By: /s/ Thomas M. Hall, M.D., M.I.M.
        ---------------                ----------------------------------
                                    Thomas M. Hall, M.D., M.I.M.
                                    Chief Executive Officer
                                    Director
                                    (Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)


Date:   August 27, 1999             By: /s/ Robert P. Crabb
        ---------------                ----------------------------------
                                    Robert P. Crabb
                                    Director

                                EXHIBITS INDEX
                                --------------

Exhibit No.    Description of Exhibit
-----------    ----------------------


3.1 Restated Certificate of Incorporation, dated May 31, 1985 (incorporated herein by reference to Exhibit 1 to Form 8-A/A filed on August 13, 1999).

3.2 Certificate of Amendment of Certificate of Incorporation, dated February 6, 1986 (incorporated hereby by reference to Exhibit 2 to Form 8-A/A filed on August 13, 1999).

3.3 Certificate of Amendment of Certificate of Incorporation, dated September 6, 1988 (incorporated hereby by reference to Exhibit 3 to Form 8-A/A filed on August 13, 1999).

3.4 Certificate of Amendment of Certificate of Incorporation, dated December 9, 1996 (incorporated herein by reference to Exhibit 4 to Form 8-A/A filed on August 13, 1999).

3.6 Bylaws (incorporated herein by reference to Exhibit 5 to Form 8-A/A filed on August 13, 1999).

10.1 Letter dated December 2, 1988 evidencing agreement between Medical Advisory Systems, Inc. and Hall and Associates, P.A. with respect to provision of medical services to Customers of Medical Advisory Systems, Inc., filed as Exhibit 10(c) to Form 8 amending Annual Report on Form 10-K on April 18, 1989.

10.2 Call Center Service Agreement, dated July 2, 1999 by and between America's Doctor, Inc. and Medical Advisory Systems, Inc.

10.3 Addendum No. 1 to The Call Center Service Agreement, dated July 2, 1998, by and between America's Doctor, Inc. and Medical Advisory Systems, Inc.

10.4 Addendum No. 2 to The Call Center Service Agreement, dated July 2, 1998, between America's Doctor, Inc. and Medical Advisory Systems, Inc.

10.5+ Professional Personnel Services Agreement, dated December 11, 1998, by and between Medical Advisory Systems, Inc. and Hall & Doc-Talk Associates, P.A.

10.6+ Professional Personnel Services Agreement, dated December 11, 1998, by and between Medical Advisory Systems, Inc. and Hall & Associates, P.A.

10.7+ Professional Personnel Services Agreement, dated December 11, 1998, by and between Medical Advisory Systems, Inc. and Hall & Amdoc Associates, P.A.

10.8+ Executive Employment Agreement, effective November 1, 1998, by and between Medical Advisory Systems, Inc. and Ronald W. Pickett.

10.9+ Executive Employment Agreement, effective November 1, 1998, by and between Medical Advisory Systems, Inc. and Thomas M. Hall, M.D., M.I.M.

10.10+ Employment Agreement, dated August 13, 1997, between Medical Advisory Systems, Inc. and Robert L. Snyder.

10.11+         Medical Advisory Systems, Inc. Stock Option Plan.

11.1* Statement regarding Computation of earnings or loss per share filed as Exhibit 11 to Annual Report on Form 10-KSB on January 29, 1999.

21.1           Subsidiaries of the Company


______________________

*Previously filed.
+ Management contract or compensatory plan or arrangement