Form 10QSB
period 1999-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 1999-09-13
CIK 771252

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1999                 Commission File No. 2-98314-W

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

          4,411,060 shares of Common Stock ($0.005 par value per share)
                          outstanding at July 31, 1999



                                     INDEX

                         MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Balance Sheet - July 31, 1999 and October 31, 1998

          Statement of Operations - Three and Nine months ended July 31, 1999 and 1998

	  Statement of Cash Flow - Nine months ended July 31, 1999 and 1998

	  Notes of Condensed Financial Statements:  July 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults from Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Reports on Form 8-K and Exhibits.

SIGNATURES



                             MEDICAL ADVISORY SYSTEMS, INC.
                               CONSOLIDATED BALANCE SHEET


                                                      July 31       October 31
                                                        1999           1998
                                                    --------------------------
                                                      UNAUDITED

ASSETS

  CURRENT ASSETS
    Cash                                            $ 1,239,944     $   579,331
    Receivables, net                                    424,006         907,720
    Inventory                                            38,204          26,745
    Prepaid expenses and other                           22,012           6,802
    Current deferred tax asset                           37,015          37,015
                                                     ----------     -----------

           TOTAL CURRENT ASSETS                       1,761,181       1,557,613

  PROPERTY AND EQUIPMENT, NET                           958,569       1,015,055

  OTHER ASSETS
    Investments                                       3,116,731         660,000
    Deferred assets                                     387,739         387,739
                                                     ----------     -----------

           TOTAL OTHER ASSETS                         3,504,470       1,047,739


                   TOTAL ASSETS                     $ 6,224,220     $ 3,620,407
                                                    ===========     ===========

          The accompanying notes are an integral part of these statements.


                            MEDICAL ADVISORY SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET - CONTINUED

                                                      July 31       October 31
                                                        1999            1998
                                                    --------------------------
                                                     UNAUDITED

LIABILITIES AND SHAREHOLDER'S EQUITY

  CURRENT LIABILITIES
    Current Maturities LT Debt                      $     3,323     $   315,617
    Accounts payable & accrued expenses                 283,228         437,249
    Deferred income                                      21,517         327,565
                                                    -----------     -----------

            TOTAL CURRENT LIABILITIES                   308,069       1,080,431

  Long-term liabilities to Banks and Others             131,534         134,069
                                                    -----------     -----------

            TOTAL LIABILITIES                       $   439,603     $ 1,214,500
                                                    -----------     -----------

  JOINT VENTURER'S INTEREST                                             (24,706)

  SHAREHOLDER'S EQUITY
    Convertible Preferred Stock, $1.75 par value
      Authorized:  1,000,000 shares, Issued and
      Outstanding at October 31, 1998: 0 and
      Issued and Outstanding at April 30, 1999: 0
    Common Stock, $0.005 par value - Authorized:
      10,000,000 shares Issued and Outstanding
      October 31, 1998: 3,819,938;                    2,722,676          19,415
      Issued and Outstanding at July 31, 1999:
      4,411,060

    Convertible Preferred Stock, Dividends Paid         (48,950)
    Additional capital                                4,066,331       3,824,778
    Accumulated deficit                                (795,593)     (1,369,997)
    Treasury Stock at Cost                             (159,846)        (43,583)
                                                    -----------     -----------

            NET SHAREHOLDERS EQUITY                 $ 5,784,617     $ 2,430,613
                                                    -----------     -----------

TOTAL LIABILITIES AND EQUITY                        $ 6,224,220     $ 3,620,407
                                                    ===========     ===========

           The accompanying notes are an integral part of these statements


                        MEDICAL ADVISORY SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                   Three Months                Nine Months
                                   Ended July 31              Ended July 31
                                 1999         1998          1999         1998
                            ------------------------   ------------------------
Revenues:
  Program Services             $   238,196 $   206,980  $   702,186  $  600,211
  Assistance Services               79,085     246,993      427,598     789,807
  Pharmaceutical Sales             128,589     120,921      357,142     375,823
  Chat Center Revenue            1,249,920                2,802,057
  Training Services                 19,476      18,435       57,218      83,259
  Option Revenue                                66,149      330,822     132,299
  Other Income                       2,637                   11,258      62,532
  Interest Revenue                  15,654      13,044       37,895      45,624
                               ----------- -----------  -----------  ----------

  Total Revenue                  1,733,557     672,522    4,726,176   2,089,555
                               ----------- -----------  ----------- -----------

Cost and Expenses:
  Program & Assistance
      Medical Services         $    55,440 $    81,284  $   174,895 $   241,795
  Pharmaceutical Cost of Goods      69,781      53,196      179,380     190,827
  Chat Center Medical Services     913,592                2,051,864
  Other Chat Center Costs           19,296                   65,233
  Cost of Training Services          8,216       6,590       18,802      19,472
  Salaries and Wages               295,841     246,359      915,028     726,052
  Other selling, general and
      Administrative expenses      259,692     256,575      686,287     660,190
  Depreciation and Amortization     21,586      25,405       57,561      74,216
  Interest expense                   2,871       3,232       64,696      13,803
                               ----------- -----------  ----------- -----------
                                 1,646,315     672,641    4,213,746   1,926,355

          Operating Income          87,242        (119)     512,430     163,200

  Income Tax benefit (expense)
                               ----------- -----------  ----------- -----------
  Profit (loss) before joint
         ventures's interest        87,242        (119)     512,430     163,200

  Joint venturer's interest                     34,890                   34,025
                               ----------- -----------  ----------- -----------

  Net Profit                   $    87,242 $    34,771  $   512,430 $   197,225
                               =========== ===========  =========== ===========

  Earnings per share:
    Basic                            $0.02       $0.01        $0.13       $0.05
    Diluted                          $0.02       $0.01        $0.12       $0.05

  Weighted average shares outstanding:
    Basic                        4,397,010   3,885,878    4,035,677   3,885,878
    Diluted                      4,670,820   3,885,878    4,395,544   3,885,878


                           MEDICAL ADVISORY SYSTEMS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                     Nine Months Ended July 31
                                                          1999          1998

Cash flows from operating activities:
  Net earnings from period                            $   512,430   $  197,225
  Adjustment to reconcile net earning
    to net cash provided by operating activities:
    Depreciation and amortization                          57,561       74,216
    Equity interest in joint venture income (losses)            0      (34,025)
    (Increase) decrease in :
       Accounts Receivable                                267,207      521,642
       Inventory                                          (11,459)      (1,057)
       Prepaid expenses and other                         (16,669)       4,912
    Increase (decrease) in :
       Accounts payable and accrued expenses               35,415     (286,599)
       Deferred income                                      7,886      (34,372)

Net cash provided by (used for) operating activities  $   852,372   $  441,942

Cash flows from investing activities:
  Purchase of Investment                               (2,432,019)       8,499
  (Purchase) disposal of property and equipment, net      (69,108)    (126,213)
                                                      -----------   -----------

Net cash provided by (used in) investing activities    (2,501,127)    (117,714)

Cash Flows from financing activities
  Proceeds from Sale of Common Stock, net of costs      2,703,246            -
  Proceeds from Paid in Capital in Excess of Par          241,568            -
  Dividends Paid - Preferred Stock                        (48,950)           -
  Purchase of Treasury Stock                             (116,263)           -
  Repayment of loans to banks and related parties        (315,035)    (126,824)
                                                      -----------   -----------

Net cash provided by (used in) financing activities     2,464,565     (126,824)

   Net increase (decrease) in cash                        815,809      197,404

   Cash at beginning of period                            424,135      729,609
                                                      -----------  -----------

   Cash at end of the period                          $ 1,239,944  $   927,013
                                                      ===========  ===========

Supplemental disclosure of Cash Flow information
  Cash paid during period for interest                $    64,696   $    14,778

                                                      ===========   ===========


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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. The unaudited consolidated financial statement should be read in connection with the consolidated financial statements and footnotes thereto included in the Company's annual report on 10-KSB for the year ended October 31, 1998.

NOTE B - Consolidated Statements

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS) and its wholly-owned subsidiaries MAS Laboratories, Inc., Doc-Talk, LLC and
TLC, Inc. Significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements as of October 31, 1998 and for the nine months ended July 31, 1998 also include
100% of the assets, liabilities and operating results of Assistance Services of America, Inc. (ASA). The Joint Venturer's Interest reflected on the October 31, 1998 consolidated balance sheet and the consolidated statements of operations for the nine months ended July 31, 1998 represent the other joint venturer's share (50%) of ASA's equity (deficit) and results of operations.

In March, 1999, the Company sold 100% of its equity interest in ASA to ASA's remaining shareholder, SACNAS International. The terms of the sale agreement included SACNAS International assuming all responsibilities for operations of ASA effective November 1, 1998. The accompanying July 31, 1999 financial statements include certain adjustments to reflect the Company discontinuing operating ASA. Accordingly, the accompanying consolidated balance sheet at July 31, 1999 and the statement of operations for the nine months ended July 31, 1999 do not include the assets, liabilities and operating results of ASA.

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


                     MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


For the first nine months of FY 1999 sales were $4,726,176. For the first nine months of last year sales were $2,089,555. Sales for the first nine months of FY 1999 reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first nine months of FY 1998, results in sales of $1,794,079 for comparison to the first nine months of FY 1999. Therefore, sales for the first nine months of FY 1999 comparatively increased by 263%. For the three months ended July 31, 1999 sales where $1,733,557 compared to the same period of FY 1998 with sales of $672,522. Deleting ASA sales from the third quarter of 1998 resulted in sales of $584,529, an increase of 337%. The increase resulted primarily from chat center revenues, a new business segment launched in the forth quarter of FY 1998.

Chat Center revenues totaled $1,249,520 during the
third quarter and $2,802,057 during the first nine months of 1999. These revenues were derived from a new business
segment launched in the forth quarter of FY 1998.   The
Company provides professional medical information "chats" via the internet to internet service providers and internet users on behalf of AmericasDoctor.Com. The Company anticipates continuing increases in revenues from this business segment.
The Company has been informed by AmericasDoctor.com that there is a dispute over the term of the Call Center Service Agreement between the companies. AmericasDoctor.com believes it was the intent of the parties that AmericasDoctor.com could elect not to renew the agreement for the period July 2, 2001 through July 2, 2003. The
Company believes only the Company has the right to elect not to renew the contract for that period.

Revenues from Program Services were $702,186 for the first nine months of FY 1999 compared to $600,211 for the same period in FY 1998, an increase of 17.0%. Revenues for the third quarter of FY 1999 were $238,196 compared to $206,979 for the same period of FY 1998. This increase resulted from the stabilization of the size of the U.S. merchant marine fleet along with expanded marketing efforts, plus the addition of outpatient clinical services at the Company's headquarters building.

The Company had assistance service revenues of $427,598 during the first nine months of FY 1999. First nine months sales for last year were $789,807. Sales for the first nine months reflect deleted business from the sale of ASA
(see NOTE-B). Deleting ASA sales from the first nine months of FY 1998, results in sales of $161,013 for comparison to the first nine months of FY 1999. Sales for the first nine months of FY 1999 comparatively increased by 266%, resulting primarily from a one-time transition fee of $164,500 paid by SACNAS International related to its purchase of the Company's interest in Assistance Services of America, Inc. (See Sale of the Company's Affiliate,
Assistance Services of America, Inc. below). The third quarter of FY 1999 had revenues of $79,085 as compared to $246,993 for FY 1998. Deleting ASA sales from the third quarter of FY 1998 resulted in revenues of $71,184, an increase of 11%. SACNAS has now purchased the Company's shares in ASA and the Company is now providing leased office space and case handling services under a new services agreement. Management therefore anticipates continuing revenues from this business line for the remainder of fiscal year 1999.

Revenues from pharmaceutical sales were $357,142
for the first nine months of FY 1999 reflecting a decrease in revenues of $18,681 or 5.2% when compared to the same
period of 1998.   This decrease reflects the loss of a
pharmaceutical contract with a major customer. The third quarter of FY 1999 had sales of $128,589 as compared to the same period of FY 1998 revenues of $120,921, an increase for the third quarter of $7,668 or 6.3%. The Company has recently obtained additional contracts that are expected to bring pharmaceutical revenues back in line with the previous fiscal year.


The Company's training program provided revenues of $ 57,218 for the nine months, a 31.3% decrease compared to training revenues of $ 83,259 in the first nine months of FY 1998. The third quarter of FY 1999 had revenues of $19,476, compared to FY 1998 third quarter sales of $18,435, an increase of 5.6%.


Sale of the Company's affiliate, Assistance Services of America, Inc. (ASA)

On March 9, 1999 the Company entered into an agreement to sell all of its interest in Assistance Services of America, Inc. (ASA) to SACNAS International (SACNAS).
SACNAS paid $189,500 in cash, forgave an outstanding note payable of $250,000 and sold back to the Company 295,378 shares of the Company's common stock for $116,248. The
Company paid SACNAS $57,000 to settle accrued interest on the note payable.


Agreement with Assistance Services of America, Inc. (ASA)

In conjunction with the final sale by the Company of all of its interests in ASA to SACNAS, the Company entered into a lease and service agreement with ASA and SACNAS. Under this agreement ASA is renting office space in the Company's headquarters building in Owings, Maryland and continuing to use the Company to service its US medical and travel cases. The lease and service agreement has a 1-year term with automatic renewals, and may be cancelled by either party upon 90 days notice. Additionally, the Company and SACNAS have agreed to pursue the international expansion of the Company's core medical information programs through the call centers operated by SACNAS in 19 countries.


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

Item 3.  Defaults from Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 4,1999 the Company issued a Proxy
         Statement to all shareholders that on June 25, 1999 the Company will hold its annual shareholders meeting.

Item 5.  Other Information

         In 1986 the Company filed an S-1 registration under the Securities Act of 1933. The Company has previously filed 10-KSB and 10-QSB reports on a voluntary basis. On August 13, 1999 the Company filed with the Securities and Exchange Commission form 8A/A subjecting the Company to the Exchange Act of 1934.

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


                                   MEDICAL ADVISORY SYSTEMS, INC.
                                            (Registrant)



Date: September 10, 1999      /s/ Thomas M. Hall, M.D., M.I.M.
                              ___________________________________
                                 Thomas M. Hall, M.D. M.I.M.
                                 Chief Executive Officer