Form 10QSB/A
period 1999-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 1999-10-20
CIK 771252

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

SIGNATURES


                    Medical Advisory Systems, Inc.
                      Consolidated Balance Sheets


                                                   October 31,    January 31,
                                                          1998          1999*
                                                   --------------------------
Assets

Current
 Cash                                              $   579,331    $   228,768
 Accounts receivable, less allowance for
  doubtful accounts of $77,744 and $73,045             907,720        548,873
 Inventories                                            26,745         38,549
 Prepaid expenses and other                              6,802         21,139
 Deferred income taxes                                  37,015         37,015
                                                   ___________    ___________

Total current assets                                 1,557,613        874,344

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization          1,015,055      1,096,179

Investments                                            660,000        980,268

Deferred income taxes                                  387,739        387,739
                                                   ___________    ___________


                                                    $3,620,407    $3,338,530
                                                   ===========    ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.
*  Restated.


                     Medical Advisory Systems, Inc.
                      Consolidated Balance Sheets


                                                   October 31,    January 31,
                                                          1998          1999*
                                                  ---------------------------

Liabilities and Stockholders' Equity

Current
 Current maturities of long term debt                 $315,617      $   3,185
 Current maturities of capital lease obligations            -          18,160
 Accounts payable and accrued expenses                 437,249        301,278
 Deferred income                                       327,565         75,422
                                                     ---------      ---------

Total current liabilities                            1,080,431        398,045
                                                     ---------      ---------

Long-term debt                                         134,069        383,242
Capital lease obligations                                   -         126,594
                                                     ---------      ---------

Total liabilities                                    1,214,500        907,881
                                                     ---------      ---------

Joint venturers's interest                             (24,706)            -

Commitments and Contingencies

Stockholders' Equity
 Common stock; $0.005 par value; 10,000,000 shares
  authorized; 3,885,878 and 3,915,878 shares issued;
  3,819,938 and 3,849,938 shares outstanding            19,430         19,580
 Warrants to purchase common stock                          -          44,883
 Additional paid-in capital                          3,824,763      3,858,363
 Accumulated deficit                                (1,369,997)    (1,448,594)
 Treasury stock, at cost (65,940 shares)               (43,583)       (43,583)
                                                     ---------      ---------

Total stockholders' equity                           2,430,613      2,430,649
                                                     ---------      ---------

                                                    $3,620,407     $3,338,530
                                                     =========      =========

See accompanying summary of accounting policies and notes to consolidated financial statements.
*  Restated.



                          Medical Advisory Systems, Inc.
                      Consolidated Statements of Operations


Three Months Ended January 31,                            1998           1999
-----------------------------------------------------------------------------

Revenue:
Program Services                                      $207,149       $219,295
Assistance Services                                    274,177         97,675
Pharmaceutical Sales                                   118,026        120,834
Chat Center Revenue                                         -         815,976
Training Services                                       15,830         24,687
                                                     ---------      ---------

Total Revenue                                          615,182      1,278,467
                                                     ---------      ---------

Operating Expenses:

Program & Assistance Medical Services                   75,213         63,798
Pharmaceutical Cost of Goods                            55,709         53,019
Chat Center Medical Services                                -         590,534
Other Chat Center Costs                                     -          16,446
Cost of Training Services                                2,353          5,949
Salaries and Wages                                     232,782        287,181
Other Selling, General and Administrative              161,408        240,228
Depreciation & Amortization                             24,405         26,744
                                                     ---------      ---------

Total Operating Expenses                               551,870      1,283,899
                                                     ---------      ---------

Operating (Loss) Income                                 63,312         (5,432)

Other Income/(Expense):
Option Revenue                                              -          14,673
Other Income                                               403          7,695
Interest Income                                         10,495          5,543
Interest Expense                                        (8,196)        (3,026)
Other expense                                          (16,431)            -
                                                     ---------      ---------

Total Other Income/(Expense)                           (13,729)        24,885
                                                     ---------      ---------

Income (loss before earnings (loss) of affiliate
  and joint venture and extraordinary item              49,583         19,453

Equity in loss of affiliate                                 -        (164,199)
Joint venture minority interest                        (16,930)            -
                                                     ---------      ---------

Income (loss) before extraordinary item                 32,653       (144,746)

Extraordinary gain                                          -          66,149
                                                     ---------      ---------

Net income (loss)                                      $32,653       $(78,597)
                                                     =========      =========

Three Months Ended January 31,                            1998           1999*
------------------------------------------------------------------------------

Basic and diluted earnings                                $.01          $(.02)
   (loss) per share
Weighted average shares outstanding                  3,819,938      3,828,090

See accompanying summary of accounting policies and notes to consolidated financial statements.
*	Restated.




                        Medical Advisory Systems, Inc.
                     Consolidated Statement of Cash Flows

                                                Three Months Ended January 31,
                                                          1998           1999*
------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income (loss)                                   $  32,653       $(78,597)
 Adjustment to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                         24,405         26,744
  Equity in loss of affiliate                               -         164,199
  Compensation expense for options and warrants             -          44,883
  Joint venture minority interest                       16,930             -
  (Increase) decrease in:
    Accounts receivable                                277,714        358,847
    Inventory                                            1,729        (11,804)
    Prepaid expenses and other                           8,306        (14,337)
  Increase (decrease):
    Accounts payable and accrued expenses              (98,171)      (199,881)
    Deferred income                                    (10,684)      (252,143)
                                                     ---------       ---------

Net cash provided by (used for) operating activities   252,882         37,911
                                                     ---------       ---------
Cash flows from investing activities:
  Purchase of Investment                                    -        (484,467)
  (Purchase) disposal of property and equipment, net   (42,627)        63,002
                                                     ---------       ---------

Net cash provided by (used in) investing activities    (42,627)      (421,465)
                                                     ---------       ---------

Cash Flows from financing activities
  Proceeds from sale of common stock, net of cost                      33,750
  Repayment of loans to banks and related parties         (573)          (759)
                                                     ---------       ---------

Net cash provided by (used In) financing activities       (573)        32,991
                                                     ---------       ---------

  Net increase (decrease) in cash                      209,682       (350,563)

  Cash at beginning of period                          729,609        579,331

  Cash at end of period                             $  939,291     $  228,768


Supplemental disclosure of Cash Flows information:
  Cash paid during period for interest              $    4,030     $    3,107

See accompanying summary of accounting policies and notes to consolidated financial statements.
		  *  Restated.



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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended
October 31, 1999. The unaudited consolidated financial statement should be read in connection with the consolidated financial statements and footnotes there to included in the Company's annual report on 10-KSB for the year ended October 31, 1998.

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

In March, 1999, the Company sold 100% of its equity interest in ASA to ASA's remaining shareholder, SACNAS International. The terms of the sale agreement included SACNAS International assuming all responsibilities for operations of ASA effective November 1, 1998. The accompanying January 31, 1999 financial statements include certain adjustments to reflect the Company discontinuing operating ASA. Accordingly, the accompanying consolidated balance sheet at January 31, 1999 and the statement of operations for the three months ended January 31, 1999 do not include the assets,liabilities and operating results of ASA.

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

NOTE D - Restatement

As a result of a limited review of its financial statements for the nine months ended July 31, 1999 by its newly retained independent auditors, BDO Seidman, LLP, the Company concluded that it should change its method of accounting for the investment in AmericasDoctor.com and for options and warrants issued to non-employees. Effective November 1, 1998, the Company changed to the equity method of accounting for its investment in AmericasDoctor.com. Application of the equity method requires that the Company record in its financial statements its prorata share of the losses of AmericasDoctor.com for each quarterly reporting period. Previously, the Company accounted for its investment in AmericaDoctor.com using the cost method. In addition effective November 1, 1998, the Company changed its method of accounting for options and warrants issued to non-employees. The Company has recorded the fair value of the options and warrants as an additional expense, over the vesting period, if any, as required by Statement of Financial Accounting Standards No. 123.
In one instance, the Company deferred a portion of the fair value of warrants issued to an investment banking firm that was committed to provide investment advisory and investor relations services to the Company for three years. The Company is amortizing these deferred investment advisory fees to expense ratably over three years.

The following table summarizes the effect of the restatement on net income and income per share:

                                                    Quarter  Ended
                                                    January 31, 1999
---------------------------------------------------------------------

Income as originally reported                            $ 133,435

Effect of accounting changes                              (212,032)
                                                         ---------

Restated net loss                                        $ (78,597)
                                                         ---------

Income (loss) per share

As originally reported                                      $ .03

Restated                                                    $(.02)








NOTE E - Subsequent Events - Pro Forma Financial Information

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

                           MEDICAL ADVISORY SYSTEMS, INC.
                              Pro Forma Balance Sheet
                                January 31, 1999

                             Historical        Pro forma        Pro forma
                             (UNAUDITED)       Adjustments     Balance Sheet

Current assets:

Cash                        $   228,768   (1) $ 2,675,000     $ 2,811,768
                                          (4)    (117,000)
                                          (2)      25,000
Receivables, net                548,873                           548,873
Inventory - Pharmaceuticals      38,549                            38,549
Prepaid expenses and other       21,139                            21,139
Current deferred tax asset       37,015                            37,015
                              ---------                         ---------

   Total current assets         874,344                         3,457,344

Property and equipment, net   1,096,179                         1,096,179

Other assets:

Investments                     980,268   (2)     (24,507)        955,761
Deferred assets                 387,739                -          387,739
                              ---------         ---------       ---------

TOTAL ASSETS                $ 3,338,530       $ 2,558,493     $ 5,897,023
                              =========         =========       =========


                        MEDICAL ADVISORY SYSTEMS, INC.
                          Pro Forma Balance Sheet
                             January 31, 1999

                             Historical      Pro forma        Pro forma
                             (UNAUDITED)      Adjustments     Balance Sheet

Current liabilities:

Current maturities (LT Debt) $   21,345                        $   21,345
Accounts payable & accrued
   expenses                     301,278   (3)      57,000         358,278
Deferred Income                  75,422                            75,422
                              ---------                         ---------

  Total current liabilities     398,045                           455,045

Notes payable                   509,836   (3)    (250,000)        259,836
                              ---------                         ---------

Total Liabilities               907,881                           714,881

Shareholders' Equity:
Redeemable convertible
Preferred stock                      -    (1)   2,675,000       2,675,000
Common stock and additional
 paid in capital              3,922,826                         3,922,826
Accumulated deficit          (1,448,594)  (2)      25,000      (1,255,101)
                                          (2)     (24,507)
                                          (3)     250,000
                                          (3)     (57,000)

Treasury stock, at cost         (43,583)  (4)    (117,000)       (160,583)
                             -----------        ---------      ----------

 Total Shareholders' Equity   2,430,649         2,751,493       5,182,142
                             -----------        ---------      ----------

TOTAL LIABILITIES AND EQUITY $3,338,530        $2,558,493      $5,897,023
                             ==========        ==========      ==========



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

(2) Reflects the sale of the Company's equity interest in Assistance Services of America, Inc. to SACNAS International for $25,000 less $493 ASA accumulated deficit from previous years.

(3) Reflects the forgiveness by SACNAS International of the balance of the Company's $500,000 note payable to SACNAS in the amount of $250,000 and the accrual of $57,000 of interest expense related to the note.

(4) Reflects the Company's acquisition of 295,678 shares of the Company's common stock from SACNAS International for $117,000.



                       MEDICAL ADVISORY SYSTEMS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

Restatement of results of Quarter Ended January 31, 1999


As a result of a limited review of its financial statements for the nine months ended July 31, 1999, the Company concluded that it should change its method of accounting for the investment in AmericasDoctor.com and for options and warrants issued to non-employees. Effective November 1, 1998, the Company changed to the equity method of accounting for its investment in AmericasDoctor.com. which requires the Company to record in its financial statements its prorata portion of the losses generated by AmericasDoctor.com for the period. In addition effective November 1, 1998, the Company changed its method of accounting for options and warrants issued to non-employees. The Company has recorded the fair value of the options and warrants issued to nonemployees. The Company has recorded the fair value of options and warrants as an additional expense over the vesting period, if any, as required by generally accepted accounting principles.
The effect of the restatement on net income is as follows:

The following table summarizes the effect of the restatement on net income and income per share:

                                                           Quarter  Ended
                                                           January 31, 1999
---------------------------------------------------------------------------


Income as originally reported                                $  133,435

Effect of accounting changes                                   (212,032)
                                                             -----------

Restated net loss                                            $  (78,597)



1999 Compared to 1998

     The first quarter of FY 1999 sales were $1,278,467. First quarter sales of last year were $615,182. Sales for the first quarter reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first quarter of FY 1998, results in sales of $461,680 for comparison to the first quarter of FY 1999.  Therefore, sales for the first
quarter of FY 1999 comparatively increased by 177%.   The increase resulted
primarily from chat center revenues, a new business segment launched in the forth quarter of FY 1999.

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

     Chat Center revenues totaled $815,976 during the first quarter of 1999. These revenues were derived from a new business segment launched in the forth quarter of FY 1998. The Company provides professional medical information "chats" via the internet to internet service providers and internet users on behalf of AmericasDoctor.Com.

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

     On March 11, 1999 the Company and SACNAS concluded a transaction whereby SACNAS purchased the Company's shares in ASA. The results of operations for the first quarter are reflected in the Financial Statements, and a Pro-Forma Balance Sheet reflecting the sale is reported in NOTE-E. Terms of the transaction with SACNAS included the sale of the Company's equity interest in Assistance Services of America, Inc. to SACNAS for $25,000, the forgiveness by SACNAS of a note payable in the amount of $250,000, the accrual of $57,000 of interest expense related to the SACNAS note payable and the Company's acquisition of 295,378 shares of the Company's common stock from SACNAS International for approximately $117,000.



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


					MEDICAL ADVISORY SYSTEMS, INC.
                                                  (Registrant)



Date: October 20, 1999                /s/ Thomas M. Hall, M.D., M.I.M.
                                     ___________________________________
                                          Thomas M. Hall, M.D., M.I.M.
                                          Chief Executive Officer