Form 10QSB/A
period 1999-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 1999-10-20
CIK 771252

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

                                                   October 31,       April 30,
                                                          1998           1999*
------------------------------------------------------------------------------

Assets

Current
  Cash                                             $   579,331     $ 1,936,915
  Accounts receivable, less allowance
    for doubtful accounts of $77,744 and $73,045       907,720         326,618
  Inventories                                           26,745          34,751
  Prepaid expenses and other                             6,802           6,455
  Deferred income taxes                                 37,015          37,015
                                                   -----------     -----------

Total current assets                                 1,557,613       2,341,754

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization          1,015,055       1,080,297

Investments                                            660,000       1,584,045

Deferred investment advisory fees                           -          568,925

Deferred income taxes                                  387,739         387,739
                                                   -----------     -----------

                                                   $ 3,620,407     $ 5,962,760
                                                   ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.
*	Restated.



                           Medical Advisory Systems, Inc.
                            Consolidated Balance Sheets


                                                   October 31,       April 30,
                                                          1998           1999*
------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current
  Current maturities of long term debt             $   315,617     $     3,253
  Current maturities of capital lease obligations           -            6,206
  Accounts payable and accrued expenses                437,249         223,502
  Deferred income                                      327,565         100,371
                                                   -----------     -----------

Total current liabilities                            1,080,431         333,332
                                                   -----------     -----------

Long-term debt                                         134,069         132,397

Capital lease obligations                                   -          126,594
                                                   -----------     -----------

Total liabilities                                    1,214,500         592,323
                                                   -----------     -----------

Joint venturers's interest                             (24,706)             -


Commitments and Contingencies

Stockholders' Equity
  Convertible preferred stock $1,75 par value,
   1,000,000 shares authorized: 500,000 shares,
   issued and outstanding                                   -        2,706,661
  Common stock; $0.005 par value; 10,000,000 shares
   authorized; 3,885,878 and 4,232,378 shares issued;
   3,819,938 and 3,871,060 shares outstanding           19,430          21,162
  Warrants to purchase common stock                         -          900,306
  Additional paid-in capital                         3,824,763       3,740,425
  Accumulated deficit                               (1,369,997)     (1,838,271)
  Treasury stock, at cost (65,940 and
   361,318 shares)                                     (43,583)       (159,846)
                                                   -----------     -----------

Total stockholders' equity                           2,430,613       5,370,437
                                                   -----------     -----------

                                                   $ 3,620,407     $ 5,962,760
                                                   ===========     ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.
*  Restated.



                        Medical Advisory Systems, Inc.
                     Consolidated Statements of Operations

Three Months Ended April 30,                              1998           1999*
------------------------------------------------------------------------------

Revenue:

Program Services                                   $   186,082     $   244,695
Assistance Services                                    268,637         250,838
Pharmaceutical Sales                                   136,876         107,719
Chat Center Revenue                                         -          736,161
Training Services                                       48,994          13,055
                                                   -----------     -----------

Total Revenue                                          640,589       1,352,468
                                                   -----------     -----------

Operating Expenses:

Program & Assistance Medical Services                   88,629          55,657
Pharmaceutical Cost of Goods                            81,922          56,580
Chat Center Medical Services                                -          547,738
Other Chat Center Costs                                     -           29,491
Cost of Training Services                               10,529           4,637
Salaries and Wages                                     246,911         332,006
Other Selling, General and Administrative              228,766         383,773
Depreciation & Amortization                             24,406          21,452
                                                   -----------     -----------

Total Operating Expenses                               681,163       1,431,334
                                                   -----------     -----------

Operating Loss                                         (40,574)        (78,866)

Other Income/(Expense):
Option Revenue                                          66,150         (14,673)
Other Income                                            62,129             925
Gain on sale of joint venture investment                    -           62,468
Interest Income                                         22,085          16,698
Interest Expense                                        (2,375)        (67,012)
                                                   -----------     -----------

Total Other Income/(Expense)                           147,989          (1,594)
                                                   -----------     -----------

Income (loss before earnings (loss) of affiliate
  and joint venture and extraordinary item             107,415         (80,460)

Equity in loss of affiliate                                 -         (525,000)
Joint venture minority interest                         16,065              -
                                                   -----------     -----------

Income (loss) before extraordinary item                123,480        (605,460)

Extraordinary gain                                          -          264,733
                                                   -----------     -----------

Net income (loss)                                  $   123,480     $  (340,727)
                                                   ===========     ===========
*  Restated.


                       Medical Advisory Systems, Inc.
                   Consolidated Statements of Operations


Three Months Ended April 30,                              1998           1999*
------------------------------------------------------------------------------

Basic and diluted earnings                              $  .03          $ (.10)
  (loss) per share
Weighted average shares outstanding                  3,885,878       3,556,680

See accompanying summary of accounting policies and notes to consolidated financial statements.
*    Restated.




                        Medical Advisory Systems, Inc.
                    Consolidated Statements of Operations

Six Months Ended April 30,                                1998           1999*
------------------------------------------------------------------------------

Revenue:

Program Services                                   $   393,231     $   463,990
Assistance Services                                    542,814         348,513
Pharmaceutical Sales                                   254,902         228,553
Chat Center Revenue                                         -        1,552,137
Training Services                                       64,824          37,742
                                                   -----------     -----------

Total Revenue                                        1,255,771       2,630,935
                                                   -----------     -----------

Operating Expenses:

Program & Assistance Medical Services                  166,832         119,455
Pharmaceutical Cost of Goods                           137,631         109,599
Chat Center Medical Services                                -        1,138,272
Other Chat Center Costs                                     -           45,937
Cost of Training Services                               12,882          10,586
Salaries and Wages                                     479,693         619,187
Other Selling, General and Administrative              403,615         624,001
Depreciation & Amortization                             48,811          48,196
                                                   -----------     -----------

Total Operating Expenses                             1,249,464       2,715,233
                                                   -----------     -----------

Operating Loss                                           6,307         (84,298)

Other Income/(Expense):
Option Revenue                                          66,150              -
Other Income                                            62,532           8,620
Gain on sale of joint venture investment                    -           62,468
Interest Income                                         32,580          22,241
Interest Expense                                       (10,571)        (70,038)
                                                   -----------     -----------

Total Other Income/(Expense)                           150,691          23,291
                                                   -----------     -----------

Income (loss before earnings (loss) of affiliate
 and joint venture and extraordinary item              156,998         (61,007)

Equity in loss of affiliate                                 -         (689,199)
Joint venture minority interest                           (865)             -
                                                   -----------     -----------

Income (loss) before extraordinary item                156,133        (750,206)

Extraordinary gain                                          -          330,882
                                                   -----------     -----------

Net income (loss)                                  $   156,133     $  (419,324)
                                                   ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.
*  Restate


                             Medical Advisory Systems, Inc.
                          Consolidated Statements of Operations


Six Months Ended April 30,                                1998           1999*
------------------------------------------------------------------------------

Basic and diluted earnings                                $.04          $(.12)
   (loss) per share
Weighted average shares outstanding                  3,885,878       3,538,731

See accompanying summary of accounting policies and notes to consolidated financial statements.
*  Restated.



                       Medical Advisory Systems, Inc.
                    Consolidated Statements of Cash Flows

                                                 Six Months Ended April 30,
                                                          1998           1999*
------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                $   156,133     $  (419,324)
  Adjustment to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                       48,811          48,811
    Equity in loss of affiliate                             -          689,199
    Compensation expense for options and warrants           -          161,892
    Joint venture minority interest                        865              -
    (Increase) decrease in:
      Accounts receivable                              249,771         593,428
      Inventory                                          9,205          (8,006)
      Prepaid expenses and other                         1,077             347
    Increase (decrease):
      Accounts payable and accrued expenses            (54,404)       (233,163)
      Deferred income                                  (21,994)       (227,194)
                                                   -----------     -----------

Net cash provided by (used for) operating
    activities                                         389,464         605,990
                                                   -----------     -----------

Cash flows from investing activities:
  Purchase of Investment                                26,738      (1,587,047)
  (Purchase) disposal of property and equipment, net   (55,684)         69,226
                                                   -----------     -----------

Net cash provided by (used in) investing activities    (28,946)     (1,517,821)
                                                   -----------     -----------

Cash Flows from financing activities
  Proceeds from sale of common stock, net of cost           -           42,003
  Proceeds from sale of preferred stock, net of cost        -        2,706,661
  Dividends Paid - preferred stock                          -          (48,950)
  Purchase of treasury stock                                -         (116,263)
  Repayment of loans to banks and related parties      (63,459)       (314,036)
                                                   -----------     -----------

Net cash provided by (used In) financing activities    (63,459)      2,269,415
                                                   -----------     -----------

  Net increase in cash                                 297,059       1,357,584

  Cash at beginning of period                          729,609         579,331

  Cash at end of the period                        $ 1,026,668     $ 1,936,915
------------------------------------------------------------------------------

Supplemental disclosure of Cash Flows information:
  Cash paid during period for interest             $     5,883     $    62,843
------------------------------------------------------------------------------

See accompanying summary of accounting policiesnd notes to consolidated financial statements.
*  Restated



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

Note D - Restatement

As a result of a limited review of its financial statements for the nine months ended July 31, 1999 by its newly retained independent auditors, BDO Seidman, LLP, the Company concluded that it should change its method of accounting for the investment in AmericasDoctor.com and for options and warrants issued to non-employees. Effective November 1, 1998, the Company changed to the equity method of accounting for its investment in AmericasDoctor.com. Application of the equity method requires that the Company record in its financial statements its prorata share of the losses of AmericasDoctor.com for each quarterly reporting period. Previously, the company accounted for its investment in AmericaDoctor.com using the cost method. In addition effective November 1, 1998, the Company changed its method of accounting for options and warrants issued to non-employees. The Company has recorded the fair value of the options and warrants as an additional expense, over the vesting period, if any, as required by Statement of Financial Accounting Standards No. 123. In one instance, the Company deferred a portion of the fair value of warrants issued to an investment banking firm that was committed to provide investment advisory and investor relations services to the Company for 3 years. The Company is amortizing these deferred investment advisory fees to expense ratably over three years.

The following table summarizes the effect of the restatement on net income and income per share:

                                       Quarter  Ended          Period Ended
                                       April 30, 1999         April 30, 1999
------------------------------------------------------------------------------

Income as originally reported             $   291,752            $   425,187

Effect of accounting changes                 (632,479)              (844,511)
                                          -----------            -----------

Restated net loss                         $  (340,727)            $ (419,324)
                                          ===========             ==========


Income (loss) per share

As originally reported                          $ .06                  $ .10
Restated                                        $(.10)                 $(.12)





                             MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Restatement of results of Quarter Ended April 30, 1999

As a result of a limited review of its financial statements for the nine months ended July 31, 1999, the Company concluded that it should change its method of accounting for the investment in AmericasDoctor.com and for options and warrants issued to non-employees. Effective November 1, 1998, the Company changed to the equity method of accounting for its investment in AmericasDoctor.com. which requires the Company to record in its financial statements its pro rata portion of the losses generated by AmericasDoctor.com for the period. In addition effective November 1, 1998, the Company changed its method of accounting for options and warrants issued to non-employees. The Company has recorded the fair value of the options and warrants issued to non-employees. The Company has recorded the fair value of options and warrants as an additional expense over the vesting period, if any, as required by generally accepted accounting principles. The effect of the restatement on net income is as follows:

The following table summarizes the effect of the restatement on net income and income per share


                                       Quarter  Ended         Period Ended
                                       April 30, 1999        April 30, 1999
-----------------------------------------------------------------------------

Income as originally reported             $   291,752           $   425,187

Effect of accounting changes                 (632,479)             (844,511)
                                          -----------           -----------

Restated net loss                         $  (340,727)          $  (419,324)




1999 Compared to 1998
---------------------

     For the first six months of FY 1999 sales were $2,630,935. For the first six months of last year sales were $1,255,771. Sales for the first six months of FY 1999 reflect deleted business from the sale of ASA (see NOTE-B).
Deleting ASA sales from the first six months of FY 1998, results in sales of $1,044,071 for comparison to the first six months of FY 1999. Therefore, sales for the first six months of FY 1999 comparatively increased by 152%. For the three months ended April 30, 1999 sales where $1,352,468 compared to the same period of FY 1998 with sales of $640,589. Deleting ASA sales from the second quarter of 1998 resulted in sales of $582,391, an increase of 132%. The increase resulted primarily from chat center revenues, a new business segment launched in the forth quarter of FY 1998.

     Revenues from Program Services were $463,990 for the first six months of FY 1999 compared to $393,231 for the same period in FY 1998, an increase of 18.0%. Revenues for the second quarter of FY 1999 were $244,695 compared to $186,082 for the same period of FY 1998. This increase resulted from the stabilization of the size of the U.S. merchant marine fleet along with expanded marketing efforts, plus the addition of outpatient clinical services at the Company's headquarters building.

     The Company had assistance service revenues of $348,513 during the first six months of FY 1999. First six month sales for last year were $542,814. Sales for the first half reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first six months of FY 1998, results in sales of $89,829 for comparison to the first half of FY 1999. Sales for the first half of FY 1999 comparatively increased by 288% resulting primarily from a one-time transition fee of $164,500 paid by SACNAS International related to its purchase of the Company's interest in Assistance Services of America, Inc. (See Sale of the Company's Affiliate, Assistance Services of America, Inc. below). The second quarter of FY 1999 had revenues of $250,838 as compared to $268,637 for FY 1998. Deleting
ASA sales from the second quarter of FY 1998 resulted in revenues of $210,439, an increase of 19%. The Company is in negotiations with SACNAS International with respect to a new service contract, and continuing revenues from this business line are not assured.

     Revenues from pharmaceutical sales were
$228,553 for the first six months of FY 1999 reflecting a decrease in revenues of $26,349 or 10.3% when compared to the same period of 1998. The second quarter of FY 1999 had revenues of $107,719 as compared to the same period of FY 1998 revenues of $136,876, a second quarter decrease of $29,157 or 21%. The decrease reflects the loss of a pharmaceutical contract with a major customer. The
Company has recently obtained additional contracts that are expected to bring pharmaceutical revenues back in line with the previous fiscal year.

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

The Company's training program provided revenues of $ 37,742 for the period, a 41.8% decrease compared to training revenues of $ 64,824 in the first six months of FY
1998. The second quarter of FY 1999 had revenues of 13,055 compared to FY 1998 revenues of $48,994. The decrease is primarily the result of the off year of the biannual training schedule of a major customer.


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


                                            MEDICAL ADVISORY SYSTEMS, INC.
                                                      (Registrant)



Date: October 20, 1999                      /s/ Thomas M. Hall, M.D. M.I.M.
                                         ___________________________________
                                              Thomas M. Hall, M.D. M.I.M.
                                                 Chief Executive Officer