Form 10QSB/A
period 1999-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 1999-10-20
CIK 771252

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

                                                   October 31,        July 31,
                                                          1998           1999*
------------------------------------------------------------------------------

Assets

Current
  Cash                                             $   579,331     $ 1,246,235
  Accounts receivable, less allowance for
  doubtful accounts of $77,744 and $73,045             907,720         388,085
  Inventories                                           26,745          38,204
  Prepaid expenses and other                             6,802           8,875
  Deferred income taxes                                 37,015          37,015
                                                   -----------     -----------

Total current assets                                 1,557,613       1,718,414


Property, plant and equipment, at cost, less
  accumulated depreciation and amortization          1,015,055       1,071,819

Investments                                            660,000       1,266,865

Deferred investment advisory fees                           -          517,205

Deferred income taxes                                  387,739         387,739
                                                   -----------     -----------

                                                   $ 3,620,407     $ 4,962,042

See accompanying summary of accounting policies and notes to consolidated financial statements.
*   Restated.

                            Medical Advisory Systems, Inc.
                             Consolidated Balance Sheets


                                                   October 31,       July 31,
                                                          1998          1999*
------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current
  Current maturities of long term debt             $   315,617     $     3,323
  Current maturities of capital lease obligations           -           25,769
  Accounts payable and accrued expenses                437,249         286,835
  Deferred income                                      327,565          21,517
                                                   -----------     -----------

Total current liabilities                            1,080,431         337,444
                                                   -----------     -----------

Long-term debt                                         134,069         131,534
Capital lease obligations                                   -          107,029
                                                   -----------     -----------

Total liabilities                                    1,214,500         576,007
                                                   -----------     -----------

Joint venturers's interest                             (24,706)             -


Commitments and Contingencies

Stockholders' Equity (Notes 5 and 6)
  Convertible preferred stock, $1.75 par value,
   1,000,000 shares authorized, none outstanding            -              -
  Common stock; $0.005 par value; 10,000,000 shares
   authorized; 3,885,878 and 4,772,378 shares issued;
   3,819,938 and 4,411,060 shares outstanding           19,430          23,862
  Warrants to purchase common stock                         -        1,089,671
  Additional paid-in capital                         3,824,763       6,640,539
  Accumulated deficit                               (1,369,997)     (3,208,191)
  Treasury stock,at cost(65,940 and 361,318 shares)    (43,583)       (159,846)
                                                   -----------     -----------

Total stockholders' equity                           2,430,613       4,386,035
                                                   -----------     -----------

                                                   $ 3,620,407     $ 4,962,042
                                                   ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.
  *  Restated.


                       Medical Advisory Systems, Inc.
                   Consolidated Statements of Operations

Three Months Ended July 31,                               1998           1999*
------------------------------------------------------------------------------

Revenue:

Program Services                                   $   206,980     $   238,196
Assistance Services                                    246,993          79,085
Pharmaceutical Sales                                   120,921         128,589
Chat Center Revenue                                         -        1,249,920
Training Services                                       18,435          19,475
                                                   -----------     -----------

Total Revenue                                          593,329       1,715,265
                                                   -----------     -----------

Operating Expenses:

Program & Assistance Medical Services                   81,284          55,440
Pharmaceutical Cost of Goods                            53,196          69,781
Chat Center Medical Services                                -          913,592
Other Chat Center Costs                                     -           19,296
Cost of Training Services                                6,590           8,216
Salaries and Wages                                     246,359         295,841
Other Selling, General and Administrative              256,575         573,297
Depreciation & Amortization                             25,405          28,923
                                                   -----------     -----------

Total Operating Expenses                               669,409       1,964,386
                                                   -----------     -----------

Operating (Loss)                                       (76,080)       (249,121)

Other Income/(Expense):
Option Revenue                                          66,149              -
Other Income                                                -            2,638
Interest Income                                         13,044          15,654
Interest Expense                                        (3,232)         (2,872)
                                                   -----------     -----------

Total Other Income/(Expense)                            75,961          15,420
                                                   -----------     -----------

Income (loss before earnings (loss) of affiliate
   and joint venture minority interest                    (119)       (233,701)

Equity in loss of affiliate                                 -       (1,136,160)
Joint venture minority interest                         34,890              -
                                                   -----------     -----------

Net income (loss) before extraordinary item        $    34,771     $(1,369,861)
                                                   ===========     ===========

See accompanying summary of accounting policieand notes to consolidated financial statements.
*Restated.


                           Medical Advisory Systems, Inc.
                       Consolidated Statements of Operations


Three Months Ended July 31,                               1998           1999*
------------------------------------------------------------------------------

Basic and diluted earnings                               $ .01           $(.31)
  (loss) per share
Weighted average shares outstanding                  3,885,878       4,397,010

See accompanying summary of accounting policies and notes to consolidated financial statements.
  * Restated.



                              Medical Advisory Systems, Inc.
                          Consolidated Statements of Operations


Nine Months Ended July 31,                                1998           1999*
------------------------------------------------------------------------------

Revenue:

Program Services                                   $   600,211     $   702,186
Assistance Services                                    789,807         427,598
Pharmaceutical Sales                                   375,823         357,142
Chat Center Revenue                                         -        2,802,057
Training Services                                       83,259          57,217
                                                    ----------     -----------

Total Revenue                                        1,849,100       4,346,200
                                                    ----------     -----------

Operating Expenses:

Program & Assistance Medical Services                  241,795         174,895
Pharmaceutical Cost of Goods                           190,827         179,380
Chat Center Medical Services                                -        2,051,864
Other Chat Center Costs                                     -           65,233
Cost of Training Services                               19,472          18,802
Salaries and Wages                                     726,052         915,028
Other Selling, General and Administrative              660,190       1,197,298
Depreciation & Amortization                             74,216          77,119
                                                    ----------     -----------

Total Operating Expenses                             1,912,552       4,679,619
                                                    ----------     -----------

Operating Loss                                         (63,452)       (333,419)

Other Income/(Expense):
Option Revenue                                         132,299              -
Other Income                                            62,532          11,258
Gain on sale of joint venture investment                    -           62,468
Interest Income                                         45,624          37,895
Interest Expense                                       (13,803)        (72,910)
                                                    ----------     -----------

Total Other Income/(Expense)                           226,652          38,711
                                                    ----------     -----------

Income (loss) before earnings (loss) of affiliate
   and joint venture and extraordinary item            163,200        (294,708)


Equity in loss of affiliate                                 -       (1,825,359)
Joint venture minority interest                         34,025              -
                                                    ----------     -----------

Income (loss)before extraordinary item                 197,225      (2,120,067)

Extraordinary gain                                          -          330,822
                                                    ----------     -----------

Net income (loss)                                   $  197,225     $(1,789,245)
                                                    ==========     ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.
  * Restated.


                            Medical Advisory Systems, Inc.
                         Consolidated Statements of Operations


Nine Months Ended July 31,                                1998           1999*
------------------------------------------------------------------------------

Basic and diluted earnings
  (loss) per share                                       $0.05           $(.41)

Weighted average shares outstanding                  3,885,878        4,397,010

See accompanying summary of accounting policies and notes to consolidated financial statements.
  * Restated.



                          Medical Advisory Systems, Inc.
                      Consolidated Statements of Cash Flows


                                                  Nine Months Ended July 31,
                                                          1998           1999*
------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income (loss)                                $   197,225     $(1,789,245)
  Adjustment to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                       74,119          77,119
    Equity in loss of affiliate                             -        1,825,359
    Compensation expense for options and warrants           -          447,862
    (Increase) decrease in:
       Accounts receivable                             521,642         267,207
       Inventory                                        (1,057)        (11,459)
       Prepaid expenses and other                        4,912         (16,669)
    Increase (decrease):
       Accounts payable and accrued expenses          (286,599)         44,312
       Deferred income                                 (34,372)          7,886
       Other                                                -          (22,801)
                                                    ----------     -----------

Net cash provided by (used for) operating activities   441,942         829,571
                                                    ----------     -----------

Cash flows from investing activities:
  Purchase of Investment                                 8,499      (2,432,019)
  (Purchase) disposal of property and equipment, net  (126,213)        (69,108)
                                                    ----------     -----------

Net cash provided by (used in) investing activities   (117,714)     (2,501,127)
                                                    ----------     -----------

Cash Flows from financing activities
  Proceeds from sale of preferred stock, net of cost        -        2,706,661
  Proceeds from sale of common stock, net of cost           -          112,047
  Dividends Paid - preferred stock                          -          (48,950)
  Purchase of treasury stock                                -         (116,263)
  Repayment of loans to banks and related parties     (126,824)       (315,035)
                                                    ----------     -----------

Net cash provided by (used In) financing activities   (126,824)      2,338,460
                                                    ----------     -----------

  Net increase in cash                                 197,404         666,904

  Cash at beginning of period                          729,609         579,331

  Cash at end of the period                        $   927,013     $ 1,246,235


Supplemental disclosure of Cash Flows information:
  Cash paid during period for interest             $    14,778     $    64,696

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

The following table summarizes the effect of the restatement on net income and income per share:


                                        Quarter  Ended      Period Ended
                                        July 31, 1999       July 31, 1999
------------------------------------------------------------------------------

Income as originally reported             $    87,242        $   512,430

Effect of accounting changes               (1,457,103)        (2,301,675)
                                          -----------        -----------

Restated net loss                         $(1,369,861)       $(1,789,245)
                                          ===========        ===========

Income (loss) per share

As originally reported                         $ .02               $ .12
Restated                                       $(.31)              $(.41)




                          MEDICAL ADVISORY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Restatement of results of Quarter Ended January 31, 1999

As a result of a limited review of its financial statements for the nine months ended July 31, 1999, the Company concluded that it should change its method of accounting for the investment in AmericasDoctor.com and for options and warrants issued to non-employees. Effective November 1, 1998, the Company changed to the equity method of accounting for its investment in AmericasDoctor.com. which requires the Company to record in its financial statements its prorata portion of the losses generated by AmericasDictor.com for the period. In addition effective November 1, 1998, the Company changed its method of accounting for options and warrants issued to non-employees. The Company has recorded the fair value of the options and warrants issued to nonemployees. The Company has recorded the fair value of options and warrants as an additional expense over the vesting period, if any, as required by generally accepted accounting principles. The effect of the restatement on net income is as follows:

The following table summarizes the effect of the restatement on net income and income per share:


                                        Quarter  Ended      Period Ended
                                        July 31, 1999       July 31, 1999
--------------------------------------------------------------------------

Income as originally reported            $    87,242        $   512,430

Effect of accounting changes              (1,457,103)        (2,301,675)
                                         -----------        -----------

Restated net loss                        $(1,369,861)       $(1,789,245)



1999 Compared to 1998
---------------------

For the first nine months of FY 1999 sales were $4,346,200. For the first nine months of last year sales were $1,849,100. Sales for the first nine months of FY 1999 reflect deleted business from the sale of ASA (see NOTE-B). Deleting ASA sales from the first nine months of FY 1998, results in sales of $1,498,603 for comparison to the first nine months of FY 1999. Therefore, sales for the first nine months of FY 1999 comparatively increased by 190%. For the three months ended July 31, 1999 sales where $1,715,265 compared to the same period of FY 1998 with sales of $593,329. Deleting ASA sales from the third quarter of 1998 resulted in sales of $505,336, an increase of 239%. The increase resulted primarily from chat center revenues, a new business segment launched in the forth quarter of FY 1998.

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