Form 10KSB
period 1999-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 2000-02-15
CIK 771252

                                  FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended October 31, 1999
                                ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from  _________________ to ____________________
                     Commission file number  2-98314-W
                                            ----------------

                          MEDICAL ADVISORY SYSTEMS, INC.
                          ------------------------------
                 (Name of small business issuer in its charter)

                          Delaware                                                         52-1233960
---------------------------------------------------------------                 ----------------------------------
(State or other jurisdiction of  incorporation or organization)                 (IRS  Employer Identification No.)

           8050 Southern Maryland Blvd., Owings, MD                                          20736
---------------------------------------------------------------                 ----------------------------------
           (Address of principal executive offices)                                        (Zip Code)

                                (301) 855-8070
                                --------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x   No
                                                               ---     ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [x]
  Issuer's revenues for its most recent fiscal year:  $7,108,496
  The aggregate market value of the voting stock held by non-affiliates as of February 4, 2000 $27,888,822



Common Stock, $.005 par value                   4,411,060 Shares of Common Stock
                                              Outstanding as of October 31, 1999

Item 1.  Description of Business.

   Medical Advisory Systems, Inc. (the "Company" or "MAS"), NASDAQ/AMEX: "DOC", is a Delaware corporation incorporated on December 1, 1981, with its principal office located in Owings, Maryland. Its mailing address is: 8050 Southern Maryland Blvd., Owings, Maryland 20736 (telephone: 301-855-8070).

   The Company provides medical assistance products and services. The products and services offered by the Company include:

o 24-hour-a-day medical information to the public via the Internet under an exclusive contract with AmericasDoctor.com, Inc., which provides real-time live online chats between physicians and Internet users.

o 24-hour-a-day medical information to individuals, groups, and associations via the telephone with licensed medical physicians on a pay per call basis.

o 24-hour-a-day medical advice to ships at sea through a worldwide telecommunications system, and ancillary services including training programs, medical record maintenance, and medical cost containment services.

o 24-hour-a-day call center services and assistance to multi-national corporations and the international travel industry and Health Maintenance Organizations (HMO's),

o Customized pharmaceutical and medical supply kits, which are sold to the maritime and aviation industries.

o  Medical/Clinical services including treatments using laser technology.

   The Company provides services from its 24 hour-a-day Call Center located in Owings, Maryland. The Company utilizes an agent in Hong Kong to maintain relations with maritime customers. The Company participates in a worldwide network of 24-hour call centers in 36 countries and utilizes other centers in the network to provide certain services outside the U.S.

a. History

   The Company began operations at the beginning of 1982 to take advantage of the privatization opportunity created by the US Government's decision to dismantle the US Public Heath Hospital and Clinic Systems, thereby disenfranchising US seafarers of free health care. Revenues grew slowly during the initial years and only partially covered substantial losses incurred to establish and enhance the Company's operational medical advice system.

   The key to acceptance of the Company's maritime medical advice services was the Company's ability to demonstrate the cost-effectiveness of those services. Since modern vessels can be operated with relatively few people, physicians are not required to be aboard. Consequently, in the event of a medical emergency, a ship usually diverts from its charted course to facilitate an airlift evacuation for a victim of an accident or illness. Unnecessary diversions are made when trained medical personnel are not available to determine whether or not a medical emergency really exists. The cost of a diversion to a shipping concern can be very high. It has been the Company's experience that for maritime companies utilizing the Company's medical advisory service, over 94% of all illness or injury could be successfully treated at sea.

   The Company expanded its services to international travelers by forming an alliance with SACNAS International (Mondial Assistance), in 1994, and subsequently with other internationally recognized providers of travel assistance.

   The Company has, for the past seventeen years maintained a proven, well established system for delivering quality medical assistance services to the maritime and travel industries at a profit.

   In the first quarter of 1998 the Board of Directors outlined a challenge for MAS management to penetrate new medical assistance markets. The Company began investigating other business opportunities compatible with its existing business philosophy of providing actual " on duty" physicians specifically trained to deliver medical assistance via telecommunications on a 24 hours a day 7 days a week basis. Market research pointed the way towards the Internet as a new frontier and future for consumer service.

   During the fourth quarter of fiscal 1998 the Company entered into a "Call Center Service Agreement" with AmericasDoctor.com, Inc. to provide real time online chats between doctors at the Company Call Center in Owings, Maryland and AmericasDoctor.com, Inc. users via the internet. The Company began providing "chats" for AmericasDoctor.com, Inc. in September 1998. During fiscal 1998 and the first half of fiscal 1999 the Company made equity investments in AmericasDoctor.com, Inc., reaching an equity position in June 1999 of 13.5% of AmericasDoctor.com outstanding shares. In October 1999, AmericasDoctor.com, Inc. received funding from other sources, which diluted the MAS equity position to 5.3%. On January 6, 2000, the Call Center Service Agreement was again amended to extend the contract through July 1, 2003. In addition, the Company agreed to allow its interest to be further diluted to 2.3%.

   In February 1999 the Company sold 500,000 shares of Series A Redeemable Convertible Preferred Stock in a private placement. On May 1, 1999 the preferred shareholders unanimously elected to convert these shares to MAS common stock.

   In 1995 the Company entered into an agreement with SACNAS International of Paris, France, (SACNAS) to create Assistance Services of America, Inc. (ASA). The Company owned a 50% interest in ASA and ASA marketed assistance products to the US markets under the name "Mondial Assistance". In March 1999 the Company sold all of its interest in ASA to SACNAS International. In addition, the Company repurchased 295,378 shares of its own common stock held by SACNAS International and SACNAS forgave all of the outstanding indebtedness from the Company. In conjunction with the final sale by the Company of all of its interests in ASA to SACNAS, the Company entered into a lease and service agreement with ASA and SACNAS. Under this agreement, ASA rented office space in the Company's headquarters building in Owings, Maryland and continued to use the Company to service its US medical and travel cases until January 31, 2000, at which time, ASA vacated the premises and the contract ended. Effective, February 1, 2000, the Company entered into an agreement with CORIS Group of Paris, France, an independent provider of travel assistance and international medical network services. The Agreement gives MAS the right to access the international correspondent network and the Company plans to continue offering international travel assistance services under the trade name Medical Advisory Systems, Inc.

   The DocTalk, Inc. Service was launched in October, 1999.The Company began the development of this product in the early months of fiscal 1998 and continued during fiscal 1999. The DocTalk, Inc. Service is a telephone based health and medical information service offering individuals the opportunity to receive answers to their medical questions directly and conveniently from a licensed board certified physician 24 hours a day 7 days a week. The service is offered on a confidential pay per call basis providing valuable relevant and helpful information on general medical topics to consumers at a time most convenient to them.

b. Segments

   Revenues from the Company's medical assistance services can be broken down in the following segments:

                              Percent of Revenues

                                                October 31,
                                               1998    1999
                                               ----    ----
Internet "Chat" Services                         23      71
Maritime Response and Assistance Services        58      20
Pharmaceutical  Kits and Equip.                  16       7
The DocTalk, Inc. Service                         0       0
Other                                             3       2
                                                100%    100%

Internet "Chat" Services

   The Internet is considered the "super-highway" for information. Subscribers gain access to the Internet through service providers. The largest provider in the U.S. is America Online (AOL) which currently has over 20 million subscribers. America's Doctor.com, Inc. ("Americas Doctor") has an exclusive contract with AOL to be an anchor tenant on the AOL Health Page. Through a "Call Center Service Agreement," the Company has an exclusive contract to provide medical information for America's Doctor to AOL subscribers. Under the terms of the agreement, the Company may not provide real-time Internet one-on-one chat services by licensed health care providers to other Internet providers in the United States.

   The Company is not limited from any other types of electronic or "e" commerce on the Internet and may use its exposure on the America's Doctor web site to promote direct voice medical information services.

   At the Company's call center, the physicians do not practice medicine or in any way suggest specific treatment or consultation to the users, but seek to provide reasonable answers to medically related questions. The Call Center is staffed with over 150 physicians who have access to the latest medical literature and can electronically send printed information to users upon request. The service is provided 24 hours a day 7 days per week. The service is provided on a cost plus contract to Americas Doctor.

Maritime Response and Assistance Services

   A staff of communication specialists and physicians operating from the Company's Call Center provide medical advice to people traveling anywhere in the world, 24 hours a day, 7 days a week. Assistance is provided through telecommunications systems utilizing telephones, satellite, high frequency radio, fax and telex.

   The Company charges for its maritime medical advice services according to one of two methods. The subscriber can elect to have unlimited service for a flat annual fee or to have the service available on a timed per minute basis. Subscribers are responsible for all communication costs. Most US maritime customers have flat fee contracts that have terms of one to three years.

   A major market for the Company's services is the international travel insurance and assistance industry. The Company provides medical consultation and logistical support for travelers who become ill or injured while traveling abroad. Services include coordination of medical care, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies or managed care organizations. The Company charges a fee for consultation and additional fees if the traveler requires special arrangements or other logistical services.

Pharmaceutical Kits and Equipment

   The Company sells a variety of kits containing pharmaceutical and medical supplies. Included in the kits are both prescription and nonprescription medications and controlled substances. The kits are designed following US Government and International guidelines and include the Company's Pharmaceutical Manual which provides information on proper storage, use and inventory control. All medications are specially labeled for use in the Company's system. The Company directly supplies pharmaceuticals to its maritime and airline customers through the Company's warehouse facility. This facility stocks various commonly needed pharmaceuticals and supplies. This internalization of the supply function allows the Company to provide service for customers who often have time critical supply needs.

The DocTalk, Inc. Service

   The DocTalk, Inc. Service is a telephone based health and medical information service offering individuals the opportunity to receive answers to their medical questions directly and conveniently from a licensed board certified physician 24 hours a day 7 days a week. The service is offered on a confidential pay per call basis providing valuable relevant and helpful information on general medical topics to consumers at a time most convenient to them. Although the service is unique in many ways, the idea is a natural outgrowth of the core business provided by Medical Advisory Systems, Inc. This service is provided from a specially designed call center where the call is transferred to the physician through an anonymous bridging device from our telephony interface. The physician is provided with an up to date medical library and can access volumes of research while the caller is on the line. The Service is being marketed through a link with Americas Doctor and with several other websites. The Company has signed contracts with National Internet Radio.com, Waypages-Pilgrim Media, AcFit.com, RXData.net and Vitamins.com where the Company advertises on these Internet sites and provides discounts to the Internet users who call the DocTalk, Service. The strategic partner receives a referral fee up to 15% of the income received. DocTalk, Inc. is operating in newly renovated office space located at the parent company headquarters in Owings, Maryland. The DocTalk Inc. Call Center accommodates sufficient workstations for the initial corps of physicians, supervisors, and administrative support staff, as well as, capacity for future expansion through the initial phase of business development.

   DocTalk, Inc. has developed the first stage of an interactive web site and is in the process of adding additional content to the site.

   DocTalk, Inc. has developed key strategic relationships with select health and wellness companies with an established Internet presence for the purpose of directing consumers to the DocTalk pay-per-call service through an advertising button on the "host" web site. These consumers receive a discount for the DocTalk service and the "host" company will share in the revenues generated from their site.

   The Subsidiary's initial relationship was forged with Americas Doctor where a free hyperlink from their web site was established, that directs the customer to the DocTalk web site.

   The Company has plans to implement comprehensive public relations and advertising program in conjunction with the business plan. In support of this, collateral materials have been created.

   Domain names: DocTalk.com, DocTalk.net, and DocTalk.org have been secured to brand the new company, its services and products.

   The launch of the DocTalk Service occurred in October 1999. Since then, DocTalk, Inc. has entered its initial prototype operational phase. The phasing in of this service has permitted the Company to continuously fine tune its operational procedures, more precisely identify the demographics of its customer base and identify additional alliances and strategic programs to increase its revenue sources.

   In the initial phase of operations, a core of more than 24 full-time board-certified or board-eligible physicians operate from the DocTalk, Inc. Call Center in Owings, Maryland. This Call Center services the call traffic, which is driven to the Call Center from all sources including advertising, media promotions, direct mail and strategic partnering.

Other

  In 1998 the Company began operating a clinic for out patient health services at its headquarters building in Owings Maryland. This clinic provides primary care and laser treatment for hair and tattoo removal. The clinic is operated during normal business hours.

c. Markets

   INTERNET "CHAT" SERVICES account for over 70% of the Company's revenue. The growth of the telecommunications industry combined with advancements in Internet technology is creating new marketing opportunities. MAS recognized this shift in the telecommunications environment and developed the Internet chat service through a strategic relationship with Americas Doctor. This relationship provides our product as a private label service to consumers looking for medical information on the Internet through Americas Doctor's website as an anchor tenant on the AOL health page. The number of subscribers using AOL is currently over 20 million individuals and is increasing daily.

Under the Company's exclusive agreement with Americas Doctor, the Company may not provide real time Internet one-on-one chat services by licensed health care providers to other Internet providers in the United States. The Company is not limited with respect to any other types of electronic or e-commerce on the Internet and may use its exposure on the Americas Doctor website to promote direct voice medical information services.

   MARITIME RESPONSE AND ASSISTANCE SERVICES market consists of three primary segments in maritime response and three market segments in assistance services.

   MARITIME RESPONSE SERVICES

   The first market segment consists of privately owned US flag ships which transport US goods to and from ports within the United States. In this group, there are approximately 350 deep draft vessels for which evacuations due to medical emergencies are complicated and expensive. Over 90% of the companies that operate these vessels utilize the services of the Company. Approximately one-third of these customers have adopted the Company's pharmaceutical program since it was introduced in 1983. The Company also has contracts with towing, research, commercial fishing vessels and oil rigs.

   The second market segment consists of ships owned by US and foreign companies which carry US goods under flags of registry other than the US flag. Over 95% of all goods are shipped on the approximately 10,000 vessels, which fall in this category. The Company has contracts with over 300 of these ships having domiciles in 15 countries. The Company also provides services to US flagships, which are owned by or affiliated with the US Government.

   The third market segment encompasses the balance of the world's ocean going vessels and numbers around 75,000 vessels/units. The Company's ongoing effort to sell to this market is enhanced by the effort made to sell to the second segment as most of the companies operate vessels in both the US and worldwide. The further development of less expensive satellite communication equipment also makes this market more accessible. Although large in number, the ships comprising the second and third market segments historically are infrequent users of the service. This coupled with relatively high marketing costs led the Company into other markets such as assistance.

   ASSISTANCE SERVICES

   The Assistance Services are primarily marketed to insurance companies, multi-national corporations, and HMO's. The Insurance companies purchase assistance services to gain access to the Company's specialized 24-hour claims handling capabilities. The availability of such services allows the insurance company to offer more attractive programs to policyholders while monitoring claims and controlling costs. Multi-national corporations are faced with the challenge of providing medical and operational services to their employees in foreign countries. The Company's specialized services function as an additional employee benefit and allow the client to control risk. HMO's provide managed health care by designating preferred health care providers or by employing doctors directly. However, enrollees who travel may not have direct access to these doctors. The Company's services allow HMO's to monitor and control claims for enrollees who travel outside the HMO catchment area.

   THE DOCTALK, INC. SERVICE is marketed as a branded, co-branded or private label product to consumers and to businesses. The Company markets this product as a consumer-based service through its own website and through affiliation with other websites. In addition, the product is advertised as a stand-alone product and in conjunction with other offers. The Company also markets this product in a business to business strategy where by the product is offered in value-added packages to consumers through their affiliation with their employer, their health insurance provider, or other affiliation. This market strategy provides the consumer with a prepaid calling card where they will be able to call the DocTalk, Service anytime from anywhere. This service will be offered on a monthly subscription basis. The Company has entered into several agreements to provide this service and plans to implement these agreements in the first half of fiscal 2000.

d. Competition

   The Company competes in the Internet medical arena with potentially many service providers including hospitals and other physician groups could launch a competing web site to deliver medical information. The Company believes its strategic affiliation with Americas Doctor will provide a competitive advantage, however there is no assurance that other companies will not commence operations on the Internet and generate greater competition than now exists.

   The Company competes on the medical advice market with a few foreign government-operated entities outside the United States. The company also knows of a few US Companies as well as several hospitals in the US that provide radio medical advice to ships at sea. While the Company believes it has a competitive advantage, the barriers to entry into the Company's major market are relatively low, and there can be no assurance that companies will not commence operations similar to those of the company and generate competition that does not now exist.

e.  Regulation

   The Company has been licensed by the Federal Communication Commission to operate a limited coast, high frequency and single side bank ("SSB") radio station.

   The Company is also monitored for the distribution of "controlled substances" by the US Department of Justice, Drug Enforcement Administration. The Company holds licensure from the Drug Enforcement Administration and the Maryland Board of Pharmacy for the distribution of pharmaceuticals. The Company does not hold any direct medical licenses but utilizes the services of licensed physicians.

   At this time, there is little government regulation regarding the medical information content on the Internet. The Company, however, takes care to monitor its Internet services to insure that only peer reviewed medical information is provided to Internet users. Physicians providing Internet chats do not engage in the practice of medicine and are trained and monitored to limit their chat activity to general medical information.

f.  Insurance

   The Company maintains liability insurance for its operations. Physician personnel are contracted through professional associations of physicians that are covered by comprehensive professional liability insurance policies

g.  Personnel

   The Company employs 36 full time employees, 27 in management and 9 in administration, clerical, and coordinator functions. The Company has three full time physicians and over 160 physicians and medical professionals under contract to provide services to the Company. The Company contracts with Hall & Associates, Hall and AmDoc Associates, PA, and Hall and DocTalk Associates, PA for 24 hour a day medical services. The Company also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates, Hall and AmDoc Associates, PA, and Hall and DocTalk Associates, PA.

Item 2 Description of Properties

   The headquarters of the Company consists of a newly constructed 12,000 square foot custom designed Call Center and administrative office plus two original buildings containing approximately 5,000 square feet, located on 1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C. The Company has approval to construct approximately 6,000 additional square feet of office space at the headquarters site, when and if needed, without additional site improvements. The Company's Call Center is staffed 24-hours-a-day. The property is owned by the Company.

   The MAS Call Center is equipped with 90 telephone lines, 3 toll-free lines, telex, fax, and the ability to receive AED (Automated External Defibrillator) electrocardiograms. The center is also equipped with a high-frequency single side band ("SSB") radio station, licensed by the Federal Communications Commission (see Item 1, "Regulation"), and can operate on five specially designed frequencies that are free of other traffic. Arrangements with various relay stations around the globe give the company worldwide communications capabilities. A Lucent DEFINITY G3SI switch is used to route inbound and outbound calls. Emergency Transfer Panels are installed to transfer phone lines to the response center in the event of a failure in the main switch. All core telephone and server equipment is housed in a central computer room with an independent climate control system. All computer room systems, as well as mission critical response center equipment is on battery backup devices. A 60 kW external generator powers all critical systems in the event of a power-failure. The generator may be refueled while running, providing indefinite power to the company's critical areas. All mission critical data is backed up to tape on a daily basis, with one copy remaining off-site at all times. The Company maintains a commercial insurance policy on all buildings and equipment, which in the opinion of management, is adequate to cover the Company's exposure

Item 3.  Legal Proceedings.

   The Company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the stockholders.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

  The Company stock was traded on the OTC Bulletin Board from November 1, 1998 to July 29, 1999, at which time the stock began trading on NASDAQ/AMEX under the symbol "DOC".

Fiscal Year Ended October 31, 1999                  High      Low
            First Quarter                          14 1/2    1 1/4
            Second Quarter                         25 3/4    8 3/4
            Third Quarter                          29 7/8    15
            Fourth Quarter                         17 7/8    8 3/4

Fiscal Year Ended October 31, 1998
            First Quarter                            5/16      1/4
            Second Quarter                           7/16      3/8
            Third Quarter                           1 5/8      5/8
            Fourth Quarter                          1 1/8      1/2

  The closing price on February 4, 2000 was 10.75.
  The Company has never paid a cash dividend on its common stock.

Item 6.  Management's Discussion and Analysis

Forward-Looking Information

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the company which are forward-looking statements as defined by such Act. When used herein in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", and similar expressions are intended to identify forward-looking statements.

   The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's 1998 and 1999 financial statement and notes thereto, included elsewhere in this Form 10KSB (See Item 7)

                            Selected Financial Data

Years Ended October 31,                                         1998                    1999
===========================================================================================================
REVENUE:
Internet chat services                                       $  721,463     22.7%   $ 5,056,297      71.1%
Maritime response services                                      828,142     26.0%       881,626      12.4%
Travel assistance                                             1,019,150     32.0%       540,287       7.6%
Pharmaceutical sales                                            500,819     15.8%       497,125       7.0%
Training services                                               110,719      3.5%        70,559       1.0%
Clinic services                                                                          62,602       0.9%
-----------------------------------------------------------------------------------------------------------

Total Revenue                                                 3,180,293    100.0%     7,108,496     100.0%
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Internet chat services                                          323,204     10.2%     4,051,094      57.0%
Maritime response & travel assistance services                  618,832     19.5%       538,888       7.6%
Pharmaceutical cost of sales                                    347,236     10.9%       340,759       4.8%
Cost of training services                                        24,945      0.8%        21,215       0.3%
Clinic services                                                                          69,773       1.0%
Start-up cost - DocTalk                                                                 351,076       4.9%
Salaries and wages                                              743,253     23.4%       760,552      10.7%
Other selling, general and administrative                       894,769     28.1%     1,908,984      26.9%
Depreciation & amortization                                      86,624      2.7%       178,850       2.5%
-----------------------------------------------------------------------------------------------------------

Total Operating Expenses                                      3,038,863     95.6%     8,221,191     115.7%
-----------------------------------------------------------------------------------------------------------

Operating income/(loss)                                         141,430      4.4%    (1,112,695)   (15.7)%

OTHER INCOME\ (EXPENSE):
Other income                                                     62,532      2.0%        38,771       0.5%
Gain on sale of investment in joint venture                                              62,287       0.9%
Interest income                                                  56,467      1.8%        49,641       0.7%
Interest expense                                                (34,848)   (1.1)%       (79,190)    (1.1)%
-----------------------------------------------------------------------------------------------------------

Total Other Income/Expense                                       84,151      2.7%        71,509       1.0%
-----------------------------------------------------------------------------------------------------------
Income (loss) before earnings (loss) of affiliate
  and joint venture and extraordinary item and
  income tax benefit/(expense)                                  225,581      7.1%    (1,041,186)   (14.6)%

Equity in loss of affiliate                                                          (2,519,853)   (35.4)%
Minority interest                                                53,181      1.7%
-----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and
  income tax benefit/(expense)                                  278,762      8.8%    (3,561,039)   (50.0)%

Extraordinary gain                                              214,843      6.8%       330,822       4.7%
-----------------------------------------------------------------------------------------------------------

Income (loss)before income tax benefit/expense                  493,605     15.5%    (3,230,217)   (45.4)%
-----------------------------------------------------------------------------------------------------------

Income tax benefit (expense)                                     36,058      1.1%      (424,754)    (6.0)%
-----------------------------------------------------------------------------------------------------------

Net income (loss)                                               529,663     16.7%    (3,654,971)   (51.4)%

Preferred stock dividends                                                               (48,950)    (0.7)%
-----------------------------------------------------------------------------------------------------------

Net income (loss) attributable to common shareholders        $  529,663     16.7%   $(3,703,921)   (52.1)%
-----------------------------------------------------------------------------------------------------------
Basic and diluted earnings/(loss) per share before
  extraordinary gain                                              $0.08                  $(0.96)
Extraordinary gain                                                 0.06                    0.08
-----------------------------------------------------------------------------------------------------------

Basic and diluted earnings/(loss) per share                       $0.14                  $(0.88)

Weighted average shares outstanding                           3,819,938               4,199,980
===========================================================================================================

The Company's net loss for fiscal 1999 was $3,654,971 compared to net income of $529,663 in 1998. The net loss in the current year is due primarily to the recognition of $2,519,853 in losses associated with the Company's equity investment in Americas Doctor. In addition, the Company issued stock options and warrants to outside consulting and investment firms. The fair value of these options and warrants was expensed as non-cash compensation in the amount of $755,746. Also, the Company recorded a 100% valuation allowance against its deferred tax assets in the amount of $424,754. These non-cash expenses totaled $3,700,353. Also, the Company launched the DocTalk, Inc. service in October 1999. These start up expenses generated losses of $351,076 in 1999.

INTERNET "CHAT" SERVICES

Revenues increased from $721,463 in 1998 to $5,056,297 in 1999. Operating expenses increased from $323,204 in 1998 to $4,051,094 in 1999. Gross profits increased 152.0% from $398,259 in 1998 to $1,005,203 in 1999. All of these increases are due to a full year of operations in 1999 compared to three months in 1998.

MARITIME AND TRAVEL ASSISTANCE SERVICES

Revenues decreased 23.0% from $1,847,292 in 1998 to $1,421,913 in 1999.
Operating expenses decreased 12.9% from $618,832 in 1998 to $538,888 in 1999. Gross profits decreased 28.1% from $1,228,460 in 1998 to $883,025 in 1999. These decreases are attributable to the sale of Assistance Services of America, Inc. in March 1999. The 1998 consolidated financial statements included the accounts of ASA whereas 1999 did not.

PHARMACEUTICAL KITS AND SERVICES

Revenues remained essentially unchanged at $500,819 in 1998 compared to $497,125 in 1999. Operating expenses remained essentially unchanged at $347,236 in 1998 compared to $340,759 in 1999. Gross profits also remained essentially unchanged at $153,583 in 1998 compared to $156,366 in 1999.

THE DOCTALK, INC. SERVICE

The DocTalk, Inc. service was launched in October 1999 with no revenues generated in 1999. In the months preceding its launch, the Company incurred expenses of $351,076. The Company plans to fund the DocTalk, Inc. service solely from outside equity financing, such as a private placement of stock or a secondary public stock offering. The Company does not intend to incur any additional debt to finance this new business. If the Company is unable to raise the necessary financing the DocTalk, Inc. service will be scaled down accordingly.

OTHER

Revenues increased 20.3% from $110,719 in 1998 to $133,161 in 1999. The increase is due to the establishment of the primary care clinic in 1999. Operating expenses increased 264.8% from $24,945 in 1998 to $90,988 in 1999. Gross profits decreased 50.8% from $85,774 in 1998 to $42,173 in 1999 because of start up costs associated with the new primary clinic.

SALARIES AND WAGES

Salaries and wages increased 2.3% from $743,253 in 1998 to $760,552 in 1999. However, the 1998 amount included approximately $277,000 in salaries related to the consolidation of ASA. On a comparative basis, excluding ASA in 1998, salaries and wages increased 63.1% from $466,253 in 1998 to $760,552 in 1999. The increase is due to salary and wage increases for existing employees as well as hiring additional employees in managerial functions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative increased 113.3% from $894,769 in 1998 to $1,908,984 in 1999. However, the 1998 amount included approximately $284,000 in S,G&A related to the consolidation of ASA. On a comparative basis, excluding ASA in 1998, S,G&A increased 212.6% from $610,769 in 1998 to $1,908,984 in 1999. This increase is due to non-cash compensation expense related to options and warrants of $755,746, increase in legal fees of approximately $339,999, increase in accounting fees of approximately $70,000 and an increase in bad debt expense of approximately $36,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 107.6% from $86,624 in 1998 to $178,850 in 1999. However, included in the 1998 amount is approximately $16,300 related to the consolidation of ASA. On a comparative basis, excluding ASA in 1998, depreciation and amortization increased 154.3% from $70,324 in 1998 to $178,850 in 1999. This change is primarily due to an increase in the depreciable asset base.

OTHER INCOME AND EXPENSE

Other income decreased 38.0% from $62,532 in 1998 to $38,771 in 1999. In 1999 the Company recorded a gain on the sale of its investment in ASA of $62,287. There was no comparable amount in 1998. Interest income decreased 12.1% from $56,467 in 1998 to $49,641 in 1999. However, included in the 1998 amount is approximately $11,100 related to the consolidation of ASA. On a comparative basis, excluding ASA in 1998, interest income increased 9.4% from $45,367 in 1998 to $49,641 in 1999. The increase is due to additional funds available in the Company's overnight investment account because of the issuance of preferred stock. Interest expense increased 127.2% from $34,848 in 1998 to $79,190 in 1999. This increase is attributable to one time interest charge from SACNAS of $57,000 and a new capital lease. In 1998 the Company recorded a minority interest of $53,181 related to the other joint venture partners share in ASA, which was sold in 1999. There is no comparable amount in 1999. Effective November 1, 1998, the Company began to record its investment in Americas Doctor using the equity method. Accordingly, the Company has recorded its pro rata share of Americas Doctor's loss, which was $2,519,853 in 1999. There is no comparable amount in 1998.

EXTRAORDINARY GAIN

In 1998 and 1999 the Company recorded an extraordinary gain of $214,843 and $330,822 due to the forgiveness of debt from SACNAS International.

INCOME TAX BENEFIT/EXPENSE

In the fourth quarter of 1999 the Company recorded a 100% valuation allowance against its deferred tax assets in the amount of $424,754. The Company recorded this valuation allowance because the realization of those assets is dependent on future earnings, which are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $405,024 in 1999 due to a decrease in accounts receivable and an increase in accounts payable and accrued expenses. Significant expenses, which caused the net loss in 1999, were non-cash thus creating cash from operating activities. Cash used in investing activities totaled $2,807,321 and is comprised primarily of investments in AmericasDoctor.com of $2,499,024, capital expenditures of $178,101 and a transfer to the joint venture partner of $155,196. Capital expenditures were for computers and equipment related to the new DocTalk, Inc. service and the Internet chat services. Cash provided by financing activities totaled $2,754,915 and is comprised of net proceeds from the issuance of preferred stock of $2,706,661 and the issuance of common stock of $238,153. All of the preferred stock was converted into common stock in May 1999. These cash inflows were offset with purchases of treasury stock totaling $116,263, principle repayments of $24,686 and a dividend of $48,950 on the preferred stock.

The Company currently has a $500,000 credit agreement with a bank. At October 31, 1999 there is no outstanding balance. The agreement extends through October 2000. If business conditions warrant accelerated expansion of the DocTalk operations, the Company will explore financing alternatives to provide the necessary funding. The Company believes that current levels of cash ($931,949 at October 31, 1999) together with cash from operations and its existing credit facilities will be sufficient to meet its capital requirements for the next twelve months.

Impact of Inflation and Changing Prices.

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses, particularly in the labor costs, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Impact of Year 2000 Issue

The Company assessed its computer applications to insure their functionality with respect to the "Year 2000" millennium change. The Company upgraded the accounting software to bring the accounting applications into compliance. The cost of this upgrade was approximately $52,000. Presently, the Company has not incurred any material Year 2000 effects nor does the Company anticipate that any material incremental costs will be incurred in the foreseeable future.

Recent Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments" (SFAS133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operation.

Item 7 Financial Statements.

Financial statements and supplementary data required by this item are included at Part IV, item 14.

Item 8 Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.

  In September, 1999 the Company terminated its relationship with Stefanou & Company Certified Public Accountants. The Company engaged BDO Seidman, LLP as its independent auditors. In the last two years, there were no disagreements on matters of accounting and auditing between the Company and Stefanou & Company.


                                    PART III

Item 9 Directors, Executive Officers, Promoters, and Control Persons.

   Listed below are the directors and executive officers of the Company. Directors are elected for one year terms or until their successors are elected and qualified. Officers hold office until their successors are elected and qualified or until their earlier resignation or removal.

                                                                                              Age at
Name                                     Positions with Company                          January 21,2000
-----------------------------   -----------------------------------------                ---------------
Ronald W. Pickett               Chairman of the Board of Directors &                           52
                                President of DocTalk, L.L.C.

Thomas M. Hall, M.D., M.I.M.    Chief Executive Officer,                                       47
                                President of Assistance Services of America, Inc.,
                                President of Hall & Associates, P.A.,
                                Chief Physician of the Company,
                                President Hall & Am Doc Associates, P.A., and
                                Hall and DocTalk, Associates, P.A.
                                Director

Robert P. Crabb                 Secretary
                                Director                                                       52

Robert C. Goodwin, Jr.          Director (1)                                                   58

George E. Harris, IV            Director (1)                                                   57

Dale L. Hutchins, Ph.D.         Executive Vice President,                                      38
                                Chief Operating Officer, DocTalk, L.L.C.

Robert C. Snyder                Chief Financial Officer,                                       43
                                Treasurer

(1)  Appointed as Director October 29, 1999.

   Ronald W. Pickett is the founder of the Company, Chairman of the Board of Directors and President. He has been an officer and director of the Company since its inception in 1981. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 30 years.

   Thomas M. Hall, M.D., M.I.M., a graduate of George Washington University School of Medicine, "with distinction", has served as President of Hall & Associates, P.A., Hall and DocTalk Associates, PA, and Hall and AmDoc Associates, PA. as Chief Physician of the Company since 1982, and as Chief Executive Officer of the Company since July 1992. Dr. Hall has been a director of the Company since March, 1992. As Chief Executive Officer of the Company, Dr. Hall supervises all day-to-day operations. As Chief Physician, Dr. Hall is in charge of the medical personnel utilized in the Company's medical information, advice and training operations. Dr. Hall is a diplomat of the National Board of Medical Examiners, the American Board of Internal Medicine, and the American Board of Preventive Medicine (Certified Occupational Medicine Specialist). He is a member of Phi Beta Kappa and Alpha Omega Alpha honor societies. Dr. Hall also holds a Masters degree in International Management from the University of Maryland.

   Robert P. Crabb, has over 30 years of sales, marketing and public and private corporate management experience, including 15 years with the Metropolitan Life Insurance Company where he assisted in the development of marketing and training programs. His entrepreneurial expertise includes marketing and financial consulting and commercial and residential real estate development. Mr. Crabb serves the MAS as Corporate Secretary and Director of Corporate Development and he is the Vice President of Marketing for Doc-Talk L.L.C. Mr. Crabb studied Accounting and Finance at Benjamin Franklin University in Washington, D.C. and Business Finance and Estate Planning at the University of North Carolina.

   Robert C. Goodwin, Jr. currently serves as Executive Vice President and General Counsel of Chindex International, Inc. a publicly held US corporation engaged in the provision of health products and services in China. Prior to joining Chindex in 1992, Mr. Goodwin was engaged for a number of years in the private practice of law in Washington, DC, where he concentrated on international commercial law, representing numerous major US corporations.

   George E. Harris, IV is co-founder and Chairman of VueCare, a home health care company. In 1979, Mr. Harris developed and implemented an original business plan for what became the basic model for the mail order pharmacy industry.

   Dale L. Hutchins, Ph.D., Executive Vice President, joined the company in 1982. Dr. Hutchins functions as the Chief Operating Officer of the company. He also serves as the Chief Operating Officer of DOC-TALK, L.L.C. He has 19 years of experience in management, operations, technology and marketing. Dr. Hutchins also has considerable specialized knowledge and experience related to the Internet, call center technology and operations, and emergency management. He also has import, export, and foreign product representation experience. He holds a Ph.D. in business administration, as well as varied medical certifications. He is active in a wide range of charitable, industry, technology, and civic organizations.

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

Item 10  Executive Compensation.

    The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of the Company for services to the Company for the fiscal years ended October 31, 1997 and 1998:

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation

--------------------------------------------------------------------------------------
Name and                          Fiscal                               Other Annual
Principal Position                Year     Salary      Bonus           Compensation
--------------------------------------------------------------------------------------
Thomas M. Hall, M.D., M.I.M.      1999    $257,362    $    -0-         $   -0-
 CEO and                          1998    $ 61,538    $110,231 (1)     $83,260 (2)
 Chief Physician                  1997    $ 50,000    $ 95,105 (1)     $85,694 (2)

Ronald W. Pickett                 1999    $129,505    $   -0-           13,462 (3)
Chairman of the Board,            1998    $ 86,538    $   -0-                0
President and Treasurer           1997    $ 50,000    $   -0-                0

   (1) In previous years Dr. Hall also received income from the Company as an independent contractor and independent commissioned sales agent, as detailed in notes (1) and (2) above. Dr. Hall was required to pay certain of his own business and travel expenses related to this income. See Item 12. "Certain Relationships and Related Transactions."

   (2) Received as an independent contractor through the Company's agreement with Hall & Associates, P.A., under which Hall & Associates, P.A. provides the Company with medical staff personnel. See Item 12. "Certain Relationships and Related Transactions.

   (3) Received as compensation through DocTalk. LLC, a wholly owned subsidiary of Medical Advisory Systems.

   The Chief Executive Officer and the President of the Company received compensation in excess of $100,000 for the fiscal year ended October 31, 1999. Only the Chief Executive Officer received total annual salary and bonus in excess of $100,000 for the fiscal year ended October 31, 1998. (See Item 12. "Certain Relationships and Related Transactions.")

   Directors who are not officers of the Company receive $1,000 for each meeting of the Board of Directors and $500 for committees of the Board of Directors that they attend. Officers of the Company do not receive additional compensation for attending board meetings.

   The Company has entered into employment agreements with Officers Pickett, Hall, and Snyder. The employment agreements are designed to assist the Company in maintaining a stable and competent management team. The continued success of the company depends to a significant degree on the skills and competence of its officers. The employment agreements provide for an annual base salary in an amount not less than the employees current salary and terms of three years for officers Pickett and Hall, and one year for Snyder. The agreements provide for terminations upon the employee's death, for cause or in certain events specified by federal regulations. The employment agreements are also terminable by the employee upon 30 to 90 days notice to the Company.

Item 11  Security Ownership of Certain Beneficial Owners and
         Management.

   The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of February 4, 2000 for each director and executive officer and for all directors and executive officers as a group:

                                                   No. Shares
Name                                           Owned Beneficially    Percent of Class
----                                           ------------------    ----------------
Thomas M. Hall, M.D., M.I.M.                        1,182,750*             26.81%
8050 Southern Maryland Blvd.
Owings, Maryland  20736

Ronald W. Pickett                                     535,890**            12.14%
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert P. Crabb                                        95,180               2.10%
583 Lombard Road
Rising Sun, Maryland  21911

Dale L. Hutchins, Ph.D.                                68,111***            1.54%
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert C. Snyder                                       30,000****            .68%
8050 Southern Maryland Boulevard
Owings, MD  20736

All directors and executive officers                1,911,931
 as a group (5 individuals)

-------------------
* Includes immediately exercisable options to purchase 200,000 shares at $.50 per share.
** Includes 203,000 shares owned by family members, associates, and 332,890 beneficially owned by Ronald W. Pickett and Cynthia P. Pickett (his spouse).
*** Includes immediately exercisable options to purchase 50,000 shares of MAS common stock at $.50/ share
**** Consists of 30,000 options to purchase shares of MAS common stock at $0.50/share. Per the terms of an employment agreement between the Company and Mr. Snyder, 12,000 of the options vested on May 8, 1999 and 6,000 will vest on each subsequent anniversary date through May 8, 2002 based on continued satisfactory employment.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

                                                                  Number of Unexercised Options        Value of Unexercised  In-the-
                                                                         At FY End (#)                   Money Options at FYEnd($)
     Name                       Shares Acquired on     Value      Exercisable     Unexercisable        Exercisable     Unexercisable
                                    Exercise #        Realized
Thomas M Hall, MD, MIM                   -0-             -0-         200,000             -0-             $2,000,000          -0-

Item 12  Certain Relationships and Related Transactions.

Medical Staffing

   The Company has agreements with Hall & Associates, P.A., Hall and AmDoc Associates, Pa, and Hall and DocTalk Associates, PA, which are owned by Thomas M Hall, MD, MIM, the Company's Chief Executive Officer, to provide the Company with medical personnel as needed to staff its maritime and international travel operations. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During 1999 and 1998 the Company paid hall & Associates, PA, Hall and AmDoc, Associates, Pa and Hall and DocTalk Associates, PA a combined total of $4,014,982 and $1,254,465, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either October 31, 1998 or 1999.

Item 13. Exhibits List and Reports on Form 8-K.

   (a) A list of the exhibits filed as part of this report is found in the Exhibits Index .

                                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   MEDICAL ADVISORY SYSTEMS, INC.


Date:              By:
     ___________       _______________________________________
                       Ronald W. Pickett
                       Chairman of the Board
                       President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:              By:
     ___________       _______________________________________
                       Ronald W. Pickett
                       Chairman of the Board
                       President

Date:              By:
     ___________       _______________________________________
                       Thomas M. Hall, M.D., M.I.M.
                       Chief Executive Officer
                       Director
                       (Principal Executive Officer,
                       Principal Financial Officer and
                       Principal Accounting Officer)

Date:              By:
     ___________       _______________________________________
                       Robert P. Crabb
                       Secretary
                       Director

Date:              By:
     ___________       _______________________________________
                       Robert C. Goodwin, Jr.
                       Director

Date:              By:
     ___________       _______________________________________
                       George E. Harris IV
                       Director

 EXHIBITS INDEX

                                                             Sequential
Exhibit No.    Description of Exhibit                        Page Number
-----------    ----------------------                        -----------

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

23.1           Consent of Independent Certified Public Accountants

23.2           Consent of Certified Public Accountants -- Form S-8

23.3           Consent of Certified Public Accountants -- Form S-3

99.1           Web Site Agreement

99.2           RXData.net License Agreement

99.3           Addendum #3 dated January 5, 2000

99.4           Agreement dated January 28, 2000

99.5           Agreement dated November 10, 1999

99.6           Stock Purchase Agreement

99.7           Services Agreement

99.8           Agreement dated November 10, 1999

-------------------
*Incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS


Reports of Independent Accountants                                F-2-3

Financial Statements
  Balance Sheet                                                   F-4-5
  Consolidated Statements of Operations                           F-6
  Consolidated Statements of Changes in Stockholders' Equity      F-7
  Consolidated Statements of Cash Flows                           F-8
  Notes to Consolidated Financial Statements                      F-14-25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Medical Advisory Systems, Inc.


We have audited the accompanying consolidated balance sheet of Medical Advisory Systems, Inc. and Subsidiaries as of October 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of AmericasDoctor.com, Inc., a 13.5% equity investee of the Company which investment is $639,171 and the share of net losses is $2,519,853 as of and for the year ended October 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for AmericasDoctor.com, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Advisory Systems, Inc. and Subsidiaries as of October 31, 1999 and the results of their operation and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                                BDO Seidman, LLP



Washington, D.C.
January 7, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Medical Advisory Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Medical Advisory Systems, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Advisory Systems, Inc. and subsidiaries as of October 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                    /s/ STEFANOU & COMPANY, LLP
                                                    ---------------------------

                                                    STEFANOU & COMPANY, LLP
                                                    Certified Public Accountants

McLean, Virginia
January 28, 1999

                                                  Medical Advisory Systems, Inc.


                                                     Consolidated Balance Sheets

================================================================================

                                                                          October 31,             October 31,
                                                                             1998                    1999
-------------------------------------------------------------------------------------------------------------
Assets

Current
 Cash and cash equivalents                                                 $  579,331              $  931,949
 Accounts receivable, less allowance for doubtful accounts
  of $79,045 and $77,744                                                      907,720                 444,396
 Inventories                                                                   26,745                  25,108
 Deferred income taxes (Note 8)                                                37,015                       -
 Prepaid expenses and other                                                    31,508                  11,651
-------------------------------------------------------------------------------------------------------------

Total current assets                                                        1,582,319               1,413,104

Property and equipment, at cost, less
 accumulated depreciation and amortization (Notes 1 and 3)                  1,015,055               1,042,653

Investment in AmericasDoctor.com (Note 2)                                     660,000                 639,171

Deferred investment advisory costs (Note 6)                                         -                 757,607

Deferred income taxes (Note 8)                                                387,739                       -

Intangible assets, net                                                              -                  48,250
-------------------------------------------------------------------------------------------------------------

                                                                           $3,645,113              $3,900,785
=============================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Medical Advisory Systems, Inc.


                                                     Consolidated Balance Sheets

================================================================================

                                                                         October 31,                October 31,
                                                                             1998                      1999
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' equity

Current
 Current maturities of long-term debt (Note 3)                           $   315,617                $     3,395
 Current maturities of capital lease obligations (Note 3)                          -                     25,769
 Accounts payable and accrued expenses                                       437,249                    483,383
 Deferred income                                                              81,361                     31,677
---------------------------------------------------------------------------------------------------------------

Total current liabilities                                                    834,227                    544,224
---------------------------------------------------------------------------------------------------------------

Long-term debt (Note 3)                                                      134,069                    131,230
Capital lease obligations (Note 3)                                                 -                     98,793
Customer advances                                                            246,204                     57,944
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                          1,214,500                    832,191
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies  (Note 10)

Stockholders' equity (Notes 4, 5, 6 and 7)
 Convertible preferred stock, par value, $1.75 par share;
  1,000,000 shares authorized; none issued or outstanding                          -                          -
 Common stock; $.005 par value; 10,000,000 shares
  authorized; 3,819,938 and 4,411,060 shares issued
  and outstanding                                                             19,100                     22,054
 Additional paid-in capital                                                3,825,093                  8,164,041
 Accumulated deficit                                                      (1,369,997)                (5,073,918)
 Treasury stock, at cost (50,000 shares)                                     (43,583)                   (43,583)
---------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                 2,430,613                  3,068,594
---------------------------------------------------------------------------------------------------------------

                                                                         $ 3,645,113                $ 3,900,785
===============================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Medical Advisory Systems, Inc.


                                           Consolidated Statements of Operations

================================================================================

Years Ended October 31,                                                                1998                         1999
---------------------------------------------------------------------------------------------------------------------------
Revenue (Note 11):

Internet chat services                                                              $  721,463                  $ 5,056,297
Maritime response services                                                             828,142                      881,626
Travel assistance                                                                    1,019,150                      540,287
Pharmaceutical sales                                                                   500,819                      497,125
Training services                                                                      110,719                       70,559
Clinic services                                                                              -                       62,602
---------------------------------------------------------------------------------------------------------------------------

Total Revenue                                                                        3,180,293                    7,108,496
---------------------------------------------------------------------------------------------------------------------------

Operating Expenses:

Internet chat services (Note 4)                                                        323,204                    4,051,094
Maritime response & travel assistance services (Note 4)                                618,832                      538,888
Pharmaceutical cost of sales                                                           347,236                      340,759
Cost of training services                                                               24,945                       21,215
Clinic services                                                                              -                       69,773
Start-up cost-Doc-Talk                                                                       -                      351,076
Salaries and wages                                                                     743,253                      760,552
Other selling, general and administrative (Note 6)                                     894,769                    1,908,984
Depreciation & amortization                                                             86,624                      178,850
---------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                             3,038,863                    8,221,191
---------------------------------------------------------------------------------------------------------------------------

Operating income/(loss)                                                                141,430                   (1,112,695)

Other Income/(Expense):
Other income                                                                            62,532                       38,771
Gain on sale of investment in joint venture                                                  -                       62,287
Interest income                                                                         56,467                       49,641
Interest expense                                                                       (34,848)                     (79,190)
---------------------------------------------------------------------------------------------------------------------------

Total Other Income/(Expense)                                                            84,151                       71,509
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before earnings (loss) of affiliate and joint
 venture and extraordinary item and income tax
 benefit/(expense)                                                                     225,581                   (1,041,186)

Equity in loss of affiliate (Note 2)                                                         -                   (2,519,853)
Minority interest                                                                       53,181                            -
---------------------------------------------------------------------------------------------------------------------------

Income (loss)before extraordinary item and income tax
 benefit/(expense)                                                                     278,762                   (3,561,039)

Extraordinary gain (Note 4)                                                            214,843                      330,822
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax benefit/(expense)                                      493,605                   (3,230,217)
---------------------------------------------------------------------------------------------------------------------------

Income  tax benefit (expense) (Note 8)                                                  36,058                     (424,754)
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                      529,663                   (3,654,971)

Preferred stock dividends                                                                    -                      (48,950)
---------------------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to common shareholders                               $  529,663                  $(3,703,921)
===========================================================================================================================

Basic and diluted earnings/(loss) per share before
 extraordinary gain                                                                 $     0.08                  $     (0.96)

Extraordinary gain                                                                        0.06                         0.08
---------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings/(loss) per share                                         $     0.14                  $     (0.88)

Weighted average shares outstanding                                                  3,819,938                    4,199,980
===========================================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Medical Advisory Systems, Inc.


                                 Consolidated Statements of Stockholders' Equity

================================================================================

                                     Preferred Stock           Common Stock
                              -------------------------------------------------       Additional      Accumulated
                                   Shares       Amount       Shares      Amount    Paid-in-Capital      Deficit
-------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997      $       -    $       -    3,819,938    $19,100         $3,825,093    $(1,899,660)

Net income                               -            -            -          -                  -        529,663
-------------------------------------------------------------------------------------------------------------------

Balance at October 31, 1998              -            -    3,819,938     19,100          3,825,093     (1,369,997)

Issuance of preferred stock,
 net of issuance costs             500,000      875,000            -          -          1,831,661              -

Warrants issued as additional
 issuance costs on preferred
 stock                                   -            -       40,560        203           (124,808)             -

Conversion of preferred
 stock into common stock          (500,000)    (875,000)     500,000      2,500            872,500              -

Exercise of stock options and
 warrants for cash                       -            -       86,500        433            237,720              -

Purchase of treasury shares              -            -            -          -                  -              -

Retirement of treasury shares            -            -     (295,378)    (1,477)          (114,786)             -

Payment of preferred
 dividends                               -            -            -          -                  -        (48,950)

Warrants issued to outside
 third parties                           -            -      259,440      1,295          1,636,661              -

Net loss                                 -            -            -          -                  -     (3,654,971)
-------------------------------------------------------------------------------------------------------------------

Balance at October 31, 1999      $       -    $       -    4,411,060    $22,054         $8,164,041    $(5,073,918)
===================================================================================================================

                                   Treasury             Stock
                              -----------------------------------------
                                    Shares       Amount        Total
-----------------------------------------------------------------------
Balance at October 31, 1997          50,000    $ (43,583)   $ 1,900,950

Net income                                -            -        529,663
-----------------------------------------------------------------------

Balance at October 31, 1998          50,000      (43,583)     2,430,613

Issuance of preferred stock,
 net of issuance costs                    -            -      2,706,661

Warrants issued as additional
 issuance costs on preferred
 stock                                    -            -       (124,605)

Conversion of preferred
 stock into common stock                  -            -              -

Exercise of stock options and
 warrants for cash                        -            -        238,153

Purchase of treasury shares         295,378     (116,263)      (116,263)

Retirement of treasury shares      (295,378)     116,263              -

Payment of preferred
 dividends                                -            -        (48,950)

Warrants issued to outside
 third parties                            -            -      1,637,956

Net loss                                  -            -     (3,654,971)
-----------------------------------------------------------------------

Balance at October 31, 1999          50,000    $ (43,583)   $ 3,068,594
=======================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Medical Advisory Systems, Inc.


                                           Consolidated Statements of Cash Flows

================================================================================

Years ended October 31,                                                                   1998                  1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                                      $ 529,663            $(3,654,971)
 Adjustment to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                                            86,624                178,850
  Bad debt expense                                                                              -                 59,780
  Write-offs of accounts receivable                                                             -                (37,779)
  Extraordinary gain                                                                            -               (330,822)
  Equity in loss of affiliate                                                                   -              2,519,853
  Minority interest                                                                       (53,181)                     -
  Gain on sale of investment in joint venture                                                   -                (62,287)
  Compensation expense for options and warrants                                                 -                755,746
  Deferred income taxes                                                                   (36,058)               424,754
Changes in assets and liabilities, net of divestitures:
  Accounts receivable                                                                     136,892                212,050
  Inventory                                                                                (4,540)                 1,637
  Prepaid expenses and other                                                                7,210                 (6,307)
  Accounts payable and accrued expenses                                                  (163,065)               337,368
  Deferred income                                                                         (39,607)               (39,899)
  Customer advances                                                                             -                 57,944
  All other, net                                                                                -                (10,893)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 463,938                405,024
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Investment in equity affiliate                                                          (295,031)            (2,499,024)
 Purchase of property and equipment, net                                                 (135,149)              (178,101)
 Transfer to joint venture partner                                                              -               (155,196)
 Proceeds from sale of joint venture                                                            -                 25,000
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (430,180)            (2,807,321)
------------------------------------------------------------------------------------------------------------------------
Cash Flows from financing activities
 Proceeds from sale of preferred stock, net of cost                                             -              2,706,661
 Proceeds from sale of common stock, net of cost                                                -                238,153
 Dividends on preferred stock                                                                   -                (48,950)
 Purchase of treasury stock                                                                     -               (116,263)
 Repayment of loans to banks and related parties                                         (184,036)               (24,686)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used In) financing activities                                      (184,036)             2,754,915
------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                                         (150,278)               352,618

 Cash at beginning of period                                                              729,609                579,331
------------------------------------------------------------------------------------------------------------------------
 Cash at end of the period                                                              $ 579,331            $   931,949
========================================================================================================================

          See accompanying summary of accounting policieand notes to consolidated financial statements.

                                                  Medical Advisory Systems, Inc.


                                                  Summary of Accounting Policies

================================================================================
Basis of Presentation      The consolidated financial statements include the
                           accounts of Medical Advisory Systems, Inc. (MAS or the Company) and its wholly-owned subsidiaries, MAS
                           Laboratories, Inc., Doc-Talk, LLC, and TLC., Inc.
                           Significant intercompany transactions have been eliminated in consolidation.

                           The consolidated financial statements as of and for the year ended October 31, 1998 also include the assets, liabilities and operating results of Assistance Services of America, Inc. (ASA). In March, 1999, the Company sold its 50% ownership interest in ASA to its co-venturer, SACNAS International. The terms of the sale agreement included SACNAS International assuming all responsibilities for operations of ASA effective November 1, 1998. Accordingly, the accompanying consolidated balance sheet at October 31, 1999 and the statement of operations for the year ended October 31, 1999 do not include the assets, liabilities or operating results of ASA.

                           Effective November 1, 1998, the Company began using the equity method of accounting for its investment in AmericasDoctor.com. The Company determined that the equity method was appropriate based on a combination of its strict ownership percentage, which increased from 8% in October 1998 to 13.5% in April 1999, coupled with the ability to have a representative on the board of directors. Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings and losses of the investee. The Company's prorata share of the net losses of AmericasDoctor.com was $2,519,853 for fiscal 1999, which served to increase the net loss per share by $0.60 in 1999. (See Note 2). The Company did not apply the equity method retroactively to fiscal 1998 because the effect on the financial statements was insignificant.

                                                  Medical Advisory Systems, Inc.


                                                  Summary of Accounting Policies

================================================================================

Business Operations        MAS provides medical advice to personnel on ocean-
                           going vessels and other individuals or entities located outside the continental United States, operates an out-patient medical clinic and provides medical information service via "chats" over the internet and telephone. In 1998, ASA provided medical assistance services to multi-national corporations, health maintenance organizations, and insurance companies in Canada and the United States. MAS
                           Laboratories is currently inactive. The Company provides these various services through four operating segments as described more fully in
                           Note 11.

Risks and Uncertainties    The Company provides medical information and
                           assistance services and related products through various methods of distribution. The majority of the Company's revenues result from providing medical information to the public via the internet under an exclusive contract with AmericasDoctor.com.
                           AmericasDoctor.com has an exclusive contract with America Online (AOL) to be an anchor tenant on the AOL Health Page. AOL subscribers can "chat" with the
                           Company's doctors located in it's call center, which is staffed 24-hours-a-day. Because of the exclusive nature of its agreement with AmericasDoctor.com, the Company's ability to continue to generate significant internet chat revenue and cash flow is directly related to the continued successful operation of the AOL home page concept by AmericasDoctor.com.

Use of Estimates           The preparation of financial statements in conformity
                           with generally accepted accounting principles requires management to make estimates and assumptions particularly regarding valuation of accounts receivable, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentrations of          Financial instruments and related items which
Credit Risk                potentially subject the Company to concentrations of
                           credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenue from AmericasDoctor.com, Inc. was $5,056,297 or 71% of consolidated revenues for fiscal
                           1999. Revenue from two customers was $865,446 or 26% of consolidated revenue for fiscal 1998.

                                                  Medical Advisory Systems, Inc.


                                                  Summary of Accounting Policies

================================================================================

Cash Equivalents           For purposes of the statements of cash flows, the
                           Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories                Inventories are stated at the lower of cost or market
                           determined by the first-in, first-out (FIFO) method.
                           Inventories consist of pharmaceuticals available for sale.

Property and Equipment     Property and equipment are stated at cost.
                           Depreciation is computed over their estimated useful lives by the straight line method.

Deferred Investment        Deferred investment advisory and public relations
Advisory Costs             costs consist of approximately $1,500,000,
                           representing the estimated fair value of 360,000 warrants issued to certain third parties for public and investor relations services to be rendered over one and three-year periods, respectively (see Note
                           6). These amounts are being amortized on a straight line basis over the lives of the service agreements.
                           Amortization expense was approximately $756,000 in fiscal 1999.

Impairment of Long-Lived   Long-lived assets and certain identifiable
Assets                     intangibles held and used by the Company are reviewed
                           for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition        Revenues from contracts that provide unlimited
                           services are recognized ratably over the term of the contract. Revenues from contracts based on usage are recognized when the services are rendered. Other revenues are recognized at the time services or goods are provided.

Income Taxes               The Company accounts for income taxes in accordance
                           with Statement of Financial Accounting Standards No.
                           109. Accounting for Income Taxes ("SFAS 109"). Under
                           SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax bases using presently enacted tax rates.

                                                  Medical Advisory Systems, Inc.


                                                  Summary of Accounting Policies

================================================================================

Stock Based Compensation   The Company accounts for stock based compensation
                           using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25,
                           "Accounting for Stock Issued to Employees." The
                           Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123,
                           "Accounting for Stock Based Compensation" with respect to options and warrants granted to employees.

Earnings Per Share         The Company follows Statement of Financial Accounting
                           Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.
                           Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are antidilutive.

Comprehensive              Statement of Financial Accounting Standards No.
Income                     130, "Reporting Comprehensive Income" ("SFAS 130"),
                           establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.
                           Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted
                           SFAS 130 during the first quarter of fiscal 1999 and has no items of comprehensive income to report.

                                                  Medical Advisory Systems, Inc.


                                                  Summary of Accounting Policies

================================================================================

Recent Accounting          In June 1998, the Financial Accounting Standards
Pronouncements             Board issued Statement of Financial Accounting
                           Standards No. 133, "Accounting for Derivative
                           Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings.
                           For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the
                           Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

Reclassifications          Certain prior year balances have been reclassified to
                           conform with the current year presentation.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

1. Property and            Property and equipment consists of the following:
   Equipment

                                       October 31,     October 31,        Estimated
                                         1998             1999          Useful lives
------------------------------------------------------------------------------------
Land                                   $   65,078       $   65,078
Buildings and improvement                 918,699          955,802      10-20 years
Furniture, fixtures and equipment         675,537          814,476      3-5 years
------------------------------------------------------------------------------------

                                        1,659,314        1,835,356
Less: Accumulated depreciation
   and amortization                       644,259          792,703
------------------------------------------------------------------------------------

                                       $1,015,055       $1,042,653
------------------------------------------------------------------------------------

2. Investment in           In October 1998 the Company invested $660,000 which
   AmericasDoctor.com      represented an 8% interest in AmericasDoctor.com.
                           During 1999 the Company increased its investment to $3,159,024 (13.5%), principally in February and June.
                           AmericasDoctor.com operates an interactive internet healthcare information site for consumers which offers free, real-time interaction with healthcare professionals and easy access to relevant and reliable healthcare information. The site features a free 24-hour doctor chat service that enables consumers to have live on-line, one-on-one chats with doctors and other healthcare professionals, a variety of interactive healthcare content including lectures and live educational programs, a growing library of information on ailments, illnesses, nutrition, pharmacology and other topics, and health and medical publications and news.

                           The Company's remaining investment represents goodwill which has been assigned a five-year life. The amortization expense was not material in fiscal 1999. On October 31, 1999, the Company's ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000. Effective November 1, 1999, the Company began to account for its investment using the cost method.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

               The following amounts have been derived from AmericasDoctor.com's audited financial statements.

                                                                  Year Ended
                                                                 September 30,
                                                                     1999
               ---------------------------------------------------------------
               Revenue                                            $  1,245,244
               Operating expenses                                   21,815,225
               ---------------------------------------------------------------

               Loss from operations                                (20,569,981)

               Interest expense, net                                    98,134
               ---------------------------------------------------------------

               Net loss                                           $(20,618,785)
               ===============================================================

               Company's prorata share of
                AmericasDoctor.com's net loss                     $ (2,519,853)
               ===============================================================

               The balance sheet of AmericasDoctor.com is summarized as follows:

                                                                  September 30,
                                                                      1999
                ---------------------------------------------------------------
                Current assets                                     $  1,556,424
                Non-current assets                                    2,983,734
                ---------------------------------------------------------------

                Total assets                                       $  4,540,158
                ===============================================================

                Current liabilities                                $  2,471,500
                Other liabilities                                        17,176
                Puttable common stock                                15,257,376
                Redeemable convertible preferred stock                5,808,451
                Stockholders' deficit                               (19,014,345)
                ---------------------------------------------------------------

                Total liabilities and stockholders' deficit        $  4,540,158
                ===============================================================

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

3. Long-term Debt          Long-term debt consists of the following:

                                            October 31,            October 31,
                                               1998                   1999
------------------------------------------------------------------------------
Note payable to SACNAS
International including interest at
   5% per annum; unsecured                    $132,500                $      -

Mortgage loan payable in monthly
installments of $1,222, including
interest at 8.5% per annum, and a
balloon payment of $123,441 on
January 3, 2003. The note is
collateralized by a first deed of
trust on the Company's building
and land                                       137,186                 134,625
------------------------------------------------------------------------------
Total                                          449,686                 134,625
------------------------------------------------------------------------------
Less current portion                           315,617                   3,395
------------------------------------------------------------------------------
                                              $134,069                $131,230
==============================================================================

                           Aggregate maturities of long-term debt as of October 31, 1999 are as follows:

Year                                                                   Amount
------------------------------------------------------------------------------
2000                                                                  $  3,395
2001                                                                     3,719
2002                                                                     4,048
2003                                                                   123,463
------------------------------------------------------------------------------
                                                                      $134,625
==============================================================================

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

                           As of October 31, 1999, future net minimum lease payments under capital leases are as follows:

Year                                                                  Amount
-----------------------------------------------------------------------------
2000                                                                 $ 37,889
2001                                                                   37,889
2002                                                                   37,889
2003                                                                   37,889
Thereafter                                                              3,157
-----------------------------------------------------------------------------

Total minimum lease payments                                          154,713

Less: amount representing interest                                     30,152
-----------------------------------------------------------------------------

Present value of net minimum lease payments                           124,562

Less: Current portion                                                  25,769
-----------------------------------------------------------------------------

Long-term capital lease obligation                                   $ 98,793
=============================================================================

                           The net book value of assets under capital leases was approximately $143,000 at October 31, 1999.

                           The Company has an unused $500,000 bank line of credit that extends through October 2001. Borrowings are unsecured and bear interest at the bank's prime rate.

4. Related Party           Hall & Associates, P.A., Hall & AmDoc, Associates, P.
   Transactions            A., and Hall & DocTalk, Associates, P.A., which are
                           owned by the Company's Chief Executive Officer,
                           Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During
                           1999 and 1998, the Company paid Hall & Associates,
                           P.A., Hall & AmDoc, Associates, P.A. and Hall &
                           DocTalk, Associates, P.A., a combined total of $4,014,982 and $1,254,465, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either
                           October 31, 1998 or 1999.

                           During 1998, Thomas M. Hall, M.D., received $110,231 representing, a percentage of the Company's gross sales of certain travel-related medical services.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

                           The Company entered into a cooperative venture with SACNAS International (trade name-Mondial Assistance) through ASA, the Company's former 50% owned joint venture. Additionally, as a result of its affiliation with SACNAS, the Company derived net revenues of approximately $245,000 and $189,000 during 1999 and 1998, respectively, exclusive of the joint venture activities. At October 31, 1999, the net accounts receivable from various Mondial centers were approximately $99,873.

                           In March 1999, the Company sold its equity interest in the joint venture to ASA's remaining shareholder, SACNAS International. In consideration for the Company's shares in ASA, SACNAS paid $25,000, which resulted in a recorded gain on the sale of the joint venture investment of $62,287. In addition, SACNAS paid the Company a transition fee of $164,500, forgave principle and accrued interest totaling $330,822, which was recorded as an extraordinary gain and sold back to the Company 295,378 shares of it's common stock for $116,263. The Company then paid SACNAS $57,000 representing accrued interest. As part of a previous option agreement, SACNAS forgave principal and accrued interest totaling $214,843 in 1998.

5. Stockholder's Equity    In February 1999, the Company sold 500,000 shares of
                           Series A Convertible Preferred Stock for $6.00 per share in a private placement. On May 1, 1999 all of the preferred stockholders elected to convert these shares into common stock based on the quoted fair market value.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

6. Stock Warrants          In November 1998, the Company issued 300,000 warrants
                           to purchase the Company's common stock to a broker dealer as consideration for certain investment advisory services, including services related to the issuance of 500,000 shares of Convertible Preferred
                           Stock in a private placement. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $742,250 based on the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of approximately 5.01% and expected life of approximately 5 years. The Company recorded
                           $124,605 as a reduction in paid-in-capital in order to raise the effective commission paid to the broker dealer to 15% to more accurately reflect the commission rate for similar transactions being completed. The remaining $620,645 was recorded as deferred investment advisory fees and is being amortized over 36 months, the term of the service agreement. As of October 31, 1999, the amount included in deferred investment advisory costs related to these warrants is $465,485. In addition, the Company issued warrants to purchase the Company's common stock to various marketing and public relations consultants. The terms of the consulting agreements vary from one month to one year. All of the warrants issued to third parties allowed them to purchase common stock for $3.00 to $12.00 per share for up to five years. There were no vesting requirements associated with these warrants. The
                           Company determined the estimated aggregate fair value of these various warrants on the date of grant to be approximately $895,706 based on the Black-Scholes valuation model described above. The majority of these warrants have been amortized into expense as of October 31, 1999. As of October 31, 1999, the amount included in deferred investment advisory costs related to these warrants is $292,122 and will be fully amortized by March 2000.

7. Stock Options           The Company has a nonqualified stock option plan to
                           provide key employees and non-employees the opportunity to participate in equity ownership.
                           Options may be granted at or below the fair market value of the stock and have a five-year life
                           (increased to ten years in December 1999). Options granted to certain individuals vest ratably over three to five years. The Company has reserved 650,000 common shares for exercise of these stock options.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

                           The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the Company:

                                                                      Exercise
                                                     Number          Price Per
                                                   of Shares           Share
------------------------------------------------------------------------------
Options outstanding, October 31, 1997               305,000              $0.50
------------------------------------------------------------------------------
Options granted                                     100,000               0.50
------------------------------------------------------------------------------
Options outstanding, October 31, 1998               405,000               0.50
------------------------------------------------------------------------------
Options granted                                      16,500               1.25
------------------------------------------------------------------------------
Options exercised                                   (16,500)              1.25
------------------------------------------------------------------------------
Options outstanding, October 31, 1999               405,000              $0.50
------------------------------------------------------------------------------
Weighted average price of options
 outstanding                                                             $0.50
==============================================================================

                           A summary of the stock options outstanding and exercisable as of October 31, 1999 is as follows:

                                                Weighted             Weighted                        Weighted
                                                average               average                        average
Exercise                     Number            remaining             exercise           Number       exercise
prices                    Outstanding         life (years)             price         exercisable      price
--------------------------------------------------------------------------------------------------------------
$0.50                       405,000               2.04                 $0.50            365,000        $0.50
==============================================================================================================

                           For SFAS No. 123 purposes, the weighted average fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.01% and 5.65% and expected volatility of 40% and 50% for the years ended October 31, 1999 and 1998, respectively, a dividend payout rate of zero for each year and an expected option life of 5 years. Using these assumptions, the weighted average fair value of the stock options granted is $0.15 and $0.28 for 1999 and 1998, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                           If the Company had elected to recognize compensation expense based on the fair value at the grant dates for options issued under the plan described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earnings per (loss) share would have been changed to the pro forma amounts indicated below:

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

Year ended October 31,                                        1998            1999
--------------------------------------------------------------------------------------
Net income (loss) applicable to common
 shareholders:
   as reported                                              $529,663       $(3,703,921)
   pro forma                                                 494,663        (3,742,921)

Basic and diluted earnings (loss) per share:
 as reported                                                $   0.14       $     (0.88)
 pro forma                                                  $   0.13       $     (0.89)
======================================================================================

8. Income Taxes            The Company files a consolidated U.S. federal income
                           tax return. The Company determines deferred tax liabilities and assets based on the difference between financial statements and tax bases of assets and liabilities using presently enacted tax rates in effect for the year in which the differences are expected to reverse.

                           The tax effects of the temporary differences giving rise to the Company's deferred tax asset (liability) at October 31, 1998 and 1999 are summarized as follows:

                                                  1998                 1999
-------------------------------------------------------------------------------
Equity in loss of affiliate                     $      -            $ 1,033,000
Net operating loss carry forwards                388,000                360,000
Non-deductible stock warrants                          -                257,000
Allowance for doubtful accounts                   20,000                 27,000
Deferred income                                   17,000                 11,000
Accrued vacation                                       -                 10,000
Depreciation                                           -                 32,000
-------------------------------------------------------------------------------

Subtotal                                         425,000              1,730,000

Valuation allowance                                    -             (1,730,000)
-------------------------------------------------------------------------------

Net deferred taxes                              $425,000            $        -
===============================================================================

                           Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are uncertain. Accordingly, the Company wrote off the prior year's deferred tax asset of $424,754 in the fourth quarter of fiscal 1999. The Company continues to maintain a valuation allowance for the entire deferred tax asset at October 31, 1999.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

                           Due to utilization of net operating losses in fiscal 1998 and a net loss in fiscal 1999 there is no current income tax provision. The income tax benefit of $36,058 recognized in fiscal 1998 relates to an increase in the related deferred tax asset. The income tax provision of $424,754 relates to the write-off of the deferred tax asset in the fourth quarter of fiscal 1999.

                           As of October 31, 1999, the Company had net operating loss carry forwards of approximately $1,058,000 expiring between 2002 and 2006 available to offset future taxable income.

9. Retirement Plan         In 1994, the Company adopted a Retirement Savings
                           Plan (Plan) in accordance with Section 401 (k) of the Internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan's agreement. Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law. The Company provides for discretionary matching contributions to the Plan equal to a percentage of the participant's contributions. The Company's contributions in 1999 and 1998 were $3,636 and $2,993, respectively.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

10. Commitments and        Presently, the Company leases two automobiles under
    Contingencies          non-cancelable operating leases. Minimum annual
                           rental commitments under these leases at October 31, 1999 are as follows:

                           2000                                        $19,914
                           2001                                         19,914
                           2002                                          9,004
                           ---------------------------------------------------

                                                                       $48,832
                           ===================================================

                           Rent expense was $19,914 in 1998 and 1999, respectively.

11. Operating Segments     The Company has four operating segments: Internet
                           chats, Maritime response and travel assistance, Pharmaceutical sales and Doc-Talk. All of the segments are engaged in the dispensing of medical advice and information, but the method of distribution and customer bases are different. The
                           Internet chats segment provides medical information via the AmericasDoctor.com button on America Online.
                           The Maritime response segment provides medical advice to personnel on ocean-going vessels. The Travel assistance segment provides medical assistance to travelers to the United States. The Pharmaceutical sales segment provides pharmaceuticals to airlines and companies using ocean-going vessels. The Doc-Talk segment provides medical information via local and long distance telephone lines. The Company evaluates performance based on operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

Years Ended October 31,                                                     1998                  1999
---------------------------------------------------------------------------------------------------------
REVENUES:

Internet chat services                                                  $   721,463           $ 5,056,297
Maritime response & travel assistance services                            1,847,292             1,421,913
Pharmaceutical sales                                                        500,819               497,125
Doc-Talk                                                                          -                     -
Other                                                                       110,719               133,161
---------------------------------------------------------------------------------------------------------

Total Revenues                                                            3,180,293             7,108,496
---------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

Internet chat services                                                      323,204             4,051,094
Maritime response & travel assistance services                              618,832               538,888
Pharmaceutical sales                                                        347,236               340,759
Doc-Talk                                                                          -               351,076
Other                                                                        24,945                90,988
Unallocated corporate expenses                                            1,724,646             2,848,386
---------------------------------------------------------------------------------------------------------

Total operating expenses                                                  3,038,863             8,221,191
---------------------------------------------------------------------------------------------------------
INCOME/(LOSS) FROM OPERATIONS:

Internet chat services                                                      398,259             1,005,203
Maritime response & travel assistance services                            1,228,460               883,025
Pharmaceutical sales                                                        153,583               156,366
Doc-Talk                                                                          -              (351,076)
Other                                                                        85,774                42,173
Unallocated corporate expense                                            (1,724,646)           (2,848,386)
---------------------------------------------------------------------------------------------------------

Total income (loss) from operations                                         141,430            (1,112,695)
---------------------------------------------------------------------------------------------------------
EQUITY IN NET INCOME (LOSS) OF INVESTESS AND JOINT VENTURE:

Internet chat services                                                            -            (2,519,853)
Joint venture minority interest                                              53,181                     -
Gain on sale of joint venture investment                                          -                62,287
---------------------------------------------------------------------------------------------------------

Total                                                                       194,611            (3,570,261)
---------------------------------------------------------------------------------------------------------

Corporate interest, net                                                      21,619               (29,549)
Extraordinary gain                                                          214,843               330,822
Income tax benefit (provision)                                               36,058              (424,754)
Other income                                                                 62,532                38,771
---------------------------------------------------------------------------------------------------------

Net income (loss)                                                       $   529,663           $(3,654,971)
=========================================================================================================

                                                  Medical Advisory Systems, Inc.


                                      Notes to Consolidated Financial Statements

================================================================================

                                                                             October 31,
                                                            -----------------------------------------
                                                                 1998                         1999
-----------------------------------------------------------------------------------------------------
ASSETS:
Internet chat services                                       $   913,011                  $ 1,100,168
Maritime response travel assistance services                     975,524                      553,835
Pharmaceutical sales                                             262,752                      139,325
Doc-Talk                                                               -                       98,884
-----------------------------------------------------------------------------------------------------

Total segment assets                                           2,151,287                    1,892,212

Unallocated assets
 Cash                                                            579,331                      931,949
 Deferred investment advisory costs                                    -                      757,607
 Deferred income taxes                                           424,754                            -
 Prepaid expenses                                                 31,508                       11,651
 Property and equipment                                          458,233                      307,366
-----------------------------------------------------------------------------------------------------

Consolidated total assets                                    $ 3,645,113                  $ 3,900,785
=====================================================================================================

12. Supplemental
    Disclosure of Cash
    Flows Information

Years ended October 31,                           1998                 1999
------------------------------------------------------------------------------
Cash paid for interest                           $12,567            $   80,029

Disclosure of non-cash investing
 and financing activities:

Fair value of warrants issued to
 non-employees                                         -             1,637,956

Capital lease obligations                              -               146,689

Conversion of preferred stock                          -
 to common stock                                       -             2,706,661