Form 10QSB
period 2000-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 2000-03-16
CIK 771252

FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
      For the quarter ended January 31, 2000 ________________

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _________________to____________________
                      Commission file number  2-98314-W
                                _____________

                         MEDICAL ADVISORY SYSTEMS, INC.
                               ________________
                  (Name of small business issuer in its charter)



        Delaware                                       52-1233960
--------------------------------            ----------------------------------
(State or other jurisdiction of              IRS Employer Identification No.)
 incorporation or organization)

8050 Southern Maryland Blvd., Owings, MD                   20736
-----------------------------------------   ----------------------------------
(Address of principal executive offices)                (Zip Code)


                                   (301) 855-8070
                                   --------------


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes_X__ 		No____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]
  Issuer's revenues for its most recent fiscal quarter: $2,718,945


Common Stock, $.005 par value             4,506,240 Shares of Common Stock

                                          Outstanding as of January 31, 2000



Item 1.  Financial Statements

MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

                                                    October 31,    January 31,
                                                           1999           2000

Assets

Current
 Cash and cash equivalents                         $    931,949   $    433,127
 Accounts receivable, less allowance for
  doubtful accounts of $77,744 and $86,545              444,396        825,264
 Inventories                                             25,108         35,562
 Prepaid expenses and other                              11,651          2,500
------------------------------------------------------------------------------

Total current assets                                  1,413,104      1,296,453

Property and equipment, at cost, less
 accumulated depreciation and amortization            1,042,653      1,039,424

Investment in AmericasDoctor.com (Note 1)               639,171        639,171

Deferred investment advisory costs (Note 4)             757,607        438,418

Intangible assets, net                                   48,250         46,511
------------------------------------------------------------------------------

                                                     $3,900,785     $3,459,977
==============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.



MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

                                                    October 31,    January 31,
                                                           1999           2000

Liabilities and Stockholders' equity

Current
 Current maturities of long-term debt                $    3,395     $    3,515
 Current maturities of capital lease obligations         25,769         27,311
 Accounts payable and accrued expenses                  483,383        486,727
 Deferred income                                         31,677         27,813
------------------------------------------------------------------------------

Total current liabilities                               544,224        545,366
------------------------------------------------------------------------------

Long-term debt                                          131,230        129,455
Capital lease obligations                                98,793         90,768
Customer advances                                        57,944         57,944
------------------------------------------------------------------------------

Total liabilities                                       832,191        278,167
------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity (Notes 3, 4 and 5)
 Convertible preferred stock, par value, $1.75 par
  share; 1,000,000 shares authorized; none issued or
  outstanding                                                -               -
 Common stock; $.005 par value; 10,000,000 shares
  authorized; 4,411,060 and 4,506,240 shares issued
  and outstanding                                        22,054         22,530
 Additional paid-in capital                           8,164,041      8,163,565
 Accumulated deficit                                 (5,073,918)    (5,506,068)
 Treasury stock, at cost (50,000 shares)                (43,583)       (43,583)
------------------------------------------------------------------------------

Total stockholders' equity                            3,068,594      2,636,444
------------------------------------------------------------------------------

                                                     $3,900,785     $3,459,977

See accompanying summary of accounting policies and notes to consolidated financial statements.


MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Three months ended January 31,                            1999           2000

Revenue:

Internet chat services                             $    815,976     $2,233,972
Maritime response services                              219,295        222,186
Travel assistance                                        97,675         96,705
Pharmaceutical sales                                    120,834        153,382
Training services                                        24,687          4,231
Doc Talk revenue                                            -            1,457
Clinic services                                             -            7,012
------------------------------------------------------------------------------

Total Revenue                                         1,278,467      2,718,945
------------------------------------------------------------------------------

Operating Expenses:

Internet chat services (Note 2)                         641,438      1,733,938
Maritime response & travel assistance
 services (Note 2)                                      119,651        152,228
Pharmaceutical cost of sales                             72,257        110,039
Cost of training services                                13,334          2,452
Clinic services                                             -           14,776
Start-up cost-Doc-Talk                                      -          289,887
Salaries and wages                                      170,247        209,645
Other selling, general and administrative (Note 4)      240,228        605,006
Depreciation & amortization                              26,744         44,914
------------------------------------------------------------------------------

Total Operating Expenses                              1,283,899      3,162,885
------------------------------------------------------------------------------

Operating loss                                           (5,432)      (443,940)

Other Income/(Expense):
Other income                                             22,368          8,586
Interest income                                           5,543          7,139
Interest expense                                         (3,026)        (3,935)
------------------------------------------------------------------------------

Total Other Income/(Expense)                             24,885         11,790
------------------------------------------------------------------------------

Income (loss) before earnings (loss) of
        affiliate and extraordinary item                 19,453       (432,150)

Equity in loss of affiliate (Note 1)                   (164,199)           -
------------------------------------------------------------------------------

Loss before extraordinary item                         (144,746)      (432,150)

Extraordinary gain                                       66,149            -
------------------------------------------------------------------------------

Net loss                                               $(78,597)     $(432,150)
==============================================================================

Basic and diluted loss per share before
 extraordinary gain                                      $(0.04)        $(0.10)

Extraordinary gain                                         0.02             -
------------------------------------------------------------------------------

Basic and diluted loss per share                         $(0.02)        $(0.10)

Weighted average shares outstanding                   3,828,090      4,430,717
==============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.


MEDICAL ADVISORY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS


Three months ended January 31,                             1999           2000

Cash flows from operating activities:
 Net loss                                           $   (78,597)   $  (432,150)
 Adjustment to reconcile net loss
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                          26,744         44,914
  Provision for doubtful accounts                           -            7,500
  Equity in loss of affiliate                           164,199            -
  Compensation expense for options and warrants          44,883        319,189
Changes in assets and liabilities:
  Accounts receivable                                   358,847       (388,368)
  Inventory                                             (11,804)       (10,454)
  Prepaid expenses and other                            (14,337)         9,151
  Accounts payable and accrued expenses                (199,881)         3,344
  Deferred income                                      (252,143)        (3,864)
------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      37,911       (450,738)
------------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in equity affiliate                       (484,467)           -
  Purchase of property and equipment                     63,002        (39,946)
------------------------------------------------------------------------------
Net cash used in investing activities                  (421,465)       (39,946)
------------------------------------------------------------------------------
Cash Flows from financing activities
  Proceeds from sale of common stock, net of cost        33,750            -
  Repayment of loans to banks and related parties          (759)        (8,138)
------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      32,991         (8,138)
------------------------------------------------------------------------------
  Net decrease in cash                                 (350,563)      (498,822)

  Cash at beginning of period                           579,331        931,949
------------------------------------------------------------------------------

  Cash at end of the period                          $  228,768     $  433,127

See accompanying summary of accounting policieand notes to consolidated financial statements.


MEDICAL ADVISORY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's ownership interest was reduced to 5.3% on October 31, 1999 and further reduced to 2.3% on January 6, 2000. Effective November 1, 1999, the Company discontinued using the equity method to account for its investment in AmericasDoctor.com and began to use the cost method.


Business Operations

MAS provides medical advice to personnel on ocean-going vessels and other individuals or entities located outside the continental United States, operates an out-patient medical clinic and provides medical information service via "chats" over the internet and telephone. MAS Laboratories is currently inactive. The Company provides these various services through four operating segments as described more fully in Note 7.


Risks and Uncertainties

The Company provides medical information and assistance services and related products through various methods of distribution. The majority of the Company's revenues result from providing medical information to the public via the internet under an exclusive contract with AmericasDoctor.com. AmericasDoctor.com has an exclusive contract with America Online (AOL) to provide interactive chats as an anchor tenant on the AOL Health Page. AOL subscribers can "chat" with the Company's doctors located in it's call center, which is staffed 24-hours-a-day. Because of the exclusive nature of its agreement with AmericasDoctor.com, the Company's ability to continue to generate significant internet chat revenue and cash flow is directly related to the continued successful operation of the AOL home page concept by AmericasDoctor.com.



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



Concentrations of
Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenues from AmericasDoctor.com, Inc. were $815,976 and $2,233,972 or 64% and 82% of consolidated revenues for the three months ended January 31, 1999 and 2000, respectively.


Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.



Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pharmaceuticals available for sale.



Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over their estimated useful lives by the straight line method (see Note 1)



Deferred Investment
Advisory Costs

Deferred investment advisory and public relations costs consist of approximately $1,500,000 representing the estimated fair value of 360,000 warrants issued to certain third parties for public and investor relations services to be rendered over one and three-year periods, respectively (see note 4). These amounts are being amortized on a straight line basis over the lives of the service agreements. Amortization expense was $44,883 and $319,189 for the three months ended January
31, 1999 and 2000, respectively.



Impairment of Long-Lived
Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.



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



Comprehensive
Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of fiscal 1999 and has no items of comprehensive income to report.



Recent Accounting
Pronouncements

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.




Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

1. Investment in
   AmericasDoctor.com

In October 1998 the Company invested $660,000 which represented an 8% interest in AmericasDoctor.com. During 1999 the Company increased its investment to $3,159,024 (13.5%), principally in February and June. AmericasDoctor.com operates an interactive internet healthcare information site for consumers which offers free, real-time interaction with healthcare professionals and easy access to relevant and reliable healthcare information. The site features a free 24-hour doctor chat service that enables consumers to have live on-line, one-on-one chats with doctors and other healthcare professionals, a variety of interactive healthcare content including lectures and live educational programs, a growing library of information on ailments, illnesses, nutrition, pharmacology and other topics, and health and medical publications and news.



The Company's remaining investment represents goodwill which has been assigned a five-year life. On October 31, 1999, the Company's ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000. Effective November 1, 1999, the Company began to account for its investment using the cost method. Accordingly, the Company will discontinue recording additional losses or amortizing the remaining investment effective November 1, 1999.


2. Related Party
   Transactions

Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During the three months ended January 31, 1999 and 2000, the Company paid Hall & Associates, P.A., Hall & AmDoc, Associates,
P.A. and Hall & DocTalk, Associates, P.A., a combined total of
$655,567 and $1,690,971, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either January 31, 1999 or 2000.



3. Stockholder's Equity

In January 2000, the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded warrants issued to third parties.


4.  Stock Warrants

In November 1998, the Company issued 300,000 warrants to purchase the Company's common stock to a broker dealer as consideration for certain investment advisory services, including services related to the issuance of 500,000 shares of Convertible Preferred Stock in a private placement. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $742,250 based on the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of approximately 5.01% and expected life of approximately 5 years. The Company recorded $124,605 as a reduction in paid-in-capital in order to raise the effective commission paid to the broker dealer to 15% to more accurately reflect the commission rate for similar transactions being completed. The remaining $620,645 was recorded as deferred investment advisory fees and is being amortized over 36 months, the term of the service agreement. As of January 31, 2000, the amount included in deferred investment advisory costs related to these warrants is $379,283. In addition, the Company issued warrants to purchase the Company's common stock to various marketing and public relations consultants. The terms of the consulting agreements vary from one month to one year. All of the warrants issued to third parties allowed them to purchase common stock for $3.00 to $12.00 per share for up to five years. There were no vesting requirements associated with these warrants. The Company determined the estimated aggregate fair value of these various warrants on the date of grant to be approximately $895,706 based on the Black-Scholes valuation model described above.
The majority of these warrants have been amortized into expense as of October 31, 1999. As of January 31, 2000, the amount included in deferred investment advisory costs related to these warrants is $59,135 and will be fully amortized by March 2000.




5.  Stock Options

The Company has a nonqualified stock option plan to provide key employees and non-employees the opportunity to participate in equity ownership. Options may be granted at or above the fair market value of the stock and have a five-year life (increased to ten years in December
1999). Options granted to certain individuals vest ratably over three years. The Company has reserved 650,000 common shares for exercise of these stock options.


6.  Income Taxes

The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 2000. Also, the Company has net operating loss carryforwards of approximately $1.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2000.


7.  Operating Segments

The Company has four operating segments: Internet chats, Maritime response and travel assistance, Pharmaceutical sales, Doc-Talk and other, which includes the laser clinics training services. All of the segments are engaged in the dispensing of medical advice and information, but the method of distribution and customer bases are different. The Internet chats segment provides medical information via the AmericasDoctor.com button on America Online. The Maritime response segment provides medical advice to personnel on ocean-going vessels. The Travel assistance segment provides medical assistance to travelers to the United States. The Pharmaceutical sales segment provides pharmaceuticals to airlines and companies using ocean-going vessels. The Doc-Talk segment provides medical information via local and long distance telephone lines. The laser center is an out patient medical clinic providing laser related medical services. The Company evaluates performance based on operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies. Summarized financial information concerning the Company's reporting segments for the three months ended January 31, 1999 and 2000 is presented below.





Three months ended                               Segment              Total
January 31, 1999              Revenues           Profit(loss)         Assets
------------------------------------------------------------------------------

Internet chat services        $  815,976         $  174,538         $1,309,122

Maritime response & travel
      assistance services        316,970            197,319            669,230
Pharmaceutical sales             120,834             48,577            192,237
Doc-Talk                             -                  -                  -
Other                             24,687             11,353                -
Unallocated corporate
  expenses                           -             (437,219)               -
Unallocated assets                   -                  -            1,167,942
------------------------------------------------------------------------------

                              $1,278,467         $   (5,432)        $3,338,530
==============================================================================


Three months ended                                  Segment              Total
January 31, 2000              Revenues          Profit(loss)            Assets

Internet chat services      $2,233,972           $  500,034         $1,583,749
Maritime response & travel
  assistance services          318,891              166,663            498,633
Pharmaceutical sales           153,382               43,343            154,149
Doc-Talk                         1,457             (298,570)            47,968
Other                           11,243               (5,985)               -
Unallocated corporate
  expenses                         -               (849,425)               -
Unallocated assets                 -                    -            1,175,478
------------------------------------------------------------------------------

                            $2,718,945           $ (443,940)        $2,163,524
==============================================================================


8.  Subsequent
    Events

On March 9, 2000, the Company sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide ("PRWW"), an unrelated third party.
Concurrently, the Company and eResearch Technology, a wholly owned subsidiary of PRWW, executed a sales, service and marketing agreement. Under the agreement, which has a five-year term, the Company will assist eResearch Technology in deploying its suite of integrated proprietary clinical research software to companies in the pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and internet infrastructure to become an application service provider for eResearch Technology's proprietary clinical research software. Further, the two companies will work to increase the efficiency and effectiveness of eResearch Technology's electronic network by utilizing the Company's base of contract physicians to expedite clinical research reporting. In addition, the companies will cooperate to facilitate training of physicians to use proprietary software, developed by eResearch Technology, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


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

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's interim financial statements and notes thereto, included elsewhere in this Form 10QSB


The Company's net loss for the first three months of FY 2000 was $432,150 compared to a net loss of $78,597 for the comparable period in FY 1999. The net loss in the current year is primarily attributable to losses in the wholly owned subsidiary DocTalk, Inc. of $298,570 and the non-cash amortization expense of deferred investment advisory costs related to options and warrants issued to outside consulting and investment firms of $319,189.

On March 9, 2000, the Company sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide, ("PRWW"), an unrelated third party.
Concurrently, the Company and eResearch Technology, ("eRT") a
wholly owned subsidiary of PRWW, executed a sales, service and marketing agreement.  Under this agreement, which has a five-year term, the Company will assist eRT in deploying its suite of integrated proprietary clinical research software to companies in the
pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and Internet infrastructure to become an application service provider for eRT's proprietary clinical research software.
Further, the two companies will work to increase the efficiency and effectiveness of eRT's electronic network by utilizing the Company's
base of contract physicians to expedite clinical research reporting.   In
addition, the companies will cooperate to facilitate training of physicians to use proprietary software, developed by eRT, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies. Execution of these agreements with eRT will require the Company to purchase a software license for approximately $2,700,000. Also, the Company expects capital expenditures of approximately $300,000 for upgrading its computer hardware and telecommunications infrastructure. The sales, service and marketing agreement guarantees the Company a minimum of approximately $1,000,000 in revenues during the first year of the contract beginning
April 1, 2000.


INTERNET "CHAT" SERVICES

Revenues increased 174% from $815,976 in the first quarter of 1999 to $2,233,972 in the first quarter of 2000. Operating expenses increased 170% from $641,438 in the first quarter of 1999 to $1,733,938 in the first quarter of 2000. Operating income increased 186% from $174,538 in the first quarter of 1999 to $500,034 in the first quarter of 2000. This increase is due to an increase in the number of consumers engaging in medical chats at the

Americasdoctor.com web site, for which the Company has an exclusive contract to provide medical personnel to provide the chat service.

MARITIME AND TRAVEL ASSISTANCE SERVICES

Revenues increased slightly from $316,970 in the first quarter of 1999 to $318,891in the first quarter of 2000. Operating expenses increased 27% from $119,651 in the first quarter of 1999 to $152,228 in the first quarter of 2000. Operating income decreased from $197,319 in the first quarter of 1999 to $166,663 in the first quarter of 2000. This 16% decrease in operating income is due to increased expenses caused by the termination of the ASA service contract and the costs associated with unlimited service contracts.

PHARMACEUTICAL KITS AND SERVICES

Revenues increased $32,548 or 27% from 120,834 in the first quarter of 1999 to $153,382 in the first quarter of 2000. This increase is due to an increase in the volume of kits and services provided sales. Operating expenses increased $37,782 or 52% from $72,257 in the first quarter of 1999 to $110,039 in the first quarter of 2000. This increase is primarily due to hiring additional staff.

THE DOCTALK, INC. SERVICE

The launch of the DocTalk, Inc. service occurred in October 1999. Since then, DocTalk has entered its initial prototype operational phase. The phasing in of this service has permitted the Company to continuously fine tune its operational procedures, more precisely identify the demographics of its customer base and identify additional alliances and strategic programs to increase its revenue sources. DocTalk generated revenues of $1,457 and operating expenses of $289,887 in the quarter ended January 31, 2000. There were no revenues or expenses in the comparable quarter in fiscal 1999. If business conditions warrant accelerated expansion of the DocTalk operation, the Company will explore financing alternatives to provide the necessary funding.

OTHER

Revenues decreased 54% from $24,687 in the first quarter of 1999 to $11,243 in the first quarter of 2000. Expenses increased 29% from $13,334 in the first quarter of 1999 to $17,228 in the first quarter of 2000. The net loss of $5,985 in the first quarter of 2000 as compared to a profit of $11,354 in the first quarter of 1999 was due primarily to start-up costs associated with the new primary care clinic.

SALARIES AND WAGES

Salaries and wages increased $39,398 or 23% from $170,247 in the first quarter of 1999 to $209,645 in the first quarter of 2000. This increase is due to compensation increases and hiring additional personnel

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and administrative expenses increased 152% from $240,228 in the first quarter of 1999 to $605,006 in the first quarter of 2000. The increase is primarily due to an increase in the amortization of deferred investment advisory costs. The amortization was $44,883 in the first quarter of 1999 compared to $319,189 in the first quarter of 2000.

DEPRECIATION AND AMORTIZATION

Depreciation increased from $26,744 in the first quarter of 1999 to $44,914 in the first quarter of 2000, an increase of 68%. This increase is due to the purchase of new computer equipment to support the AmericasDoctor.com program and furniture and fixtures for the DocTalk, Inc. program.

EXTRAORDINARY GAIN

In the first quarter of 1999 the Company recorded an extraordinary gain of $66,149 due to the forgiveness of debt from SACNAS International. There was no comparable amount in the first quarter of 2000.

INCOME TAX BENEFIT/EXPENSE

The Company did not record an income tax provision or benefit for the three months ended January 31, 1999 and 2000 due to the net loss for the period. The Company has provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities totaled $450,738 in the first quarter of 2000 compared to cash provided by operations of $37,911 in the first quarter of 1999. The $450,738 used in operations in the first quarter of 2000 is due to the net loss and an increase in accounts receivable. Capital expenditures were for computers and equipment related to the new
DocTalk, Inc. service and the Internet chat services. The Company currently has a $500,000 credit agreement with a bank. At January 31, 2000 there is no outstanding balance. The agreement extends through October 2000


Part II - OTHER INFORMATION

Item 1. Legal Proceedings
	NONE
Item 2. Changes in Securities
        In January 2000 the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded warrants issued to third parties.
Item 3.  Defaults from Senior Securities
	NONE
Item 4. Submission of Matters to a Vote of Security Holders.
	NONE
Item 5.  Other Information
	NONE
Item 6 Exhibits
	NONE


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ADVISORY SYSTEMS, INC.
					Registrant

Date:March 16, 2000   By: /s/ Thomas M. Hall, M.D., M.I.M.
                         ---------------------------------
                         Thomas M. Hall, M.D., M.I.M.
                         Chief Executive Officer
                         Medical Advisory Systems, Inc.