Form 10QSB
period 2000-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 2000-06-14
CIK 771252

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the quarter ended April 30, 2000


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from  ______________ to _________________
                        Commission file number  2-98314-W
                                 _____________

                          MEDICAL ADVISORY SYSTEMS, INC.
                               ________________
                 (Name of small business issuer in its charter)


             Delaware                                     52-1233960
 ----------------------------------         ----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

8050 Southern Maryland Blvd., Owings, MD                    20736
------------------------------------------   ---------------------------------
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



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]
  Issuer's revenues for its most recent fiscal quarter: $2,,315,031


Common Stock, $.005 par value      5,093,240 Shares of Common Stock Outstanding
                                             as of January 31, 2000


Item 1.  Financial Statements

Consolidated Balance Sheets
                                                      October 31,     April 30,
                                                             1999          2000

Assets

Current
  Cash and cash equivalents                            $  931,949    $3,317,458
  Accounts receivable, less allowance for
   doubtful accounts of $77,744 and $94,045               444,396       694,499
  Inventories                                              25,108        38,900
  Prepaid expenses and other                               11,651        12,400
                                                       ----------     ---------

Total current assets                                    1,413,104     4,063,257

Property and equipment, at cost, less
  accumulated depreciation and amortization             1,042,653     1,100,889

Purchased software                                              -     2,700,000

Investment in AmericasDoctor.com (Note 1)                 639,171       639,171

Deferred investment advisory costs (Note 4)               757,607             -

Intangible assets, net                                     48,250        43,125
                                                       ----------     ---------

                                                       $3,900,785    $8,546,442
                                                       ==========    ==========


            See accompanying summary of accounting policies and notes to consolidated financial statements.
===============================================================================
Consolidated Balance Sheets
                                                      October 31,     April 30,
                                                             1999          2000

Liabilities and Stockholders' equity

Current
  Current maturities of long-term debt                 $    3,395    $    3,279
  Current maturities of capital lease obligations          25,769        27,999
  Accounts payable and accrued expenses                   483,383       347,320
  Deferred income                                          31,677        21,550
                                                       ----------     ---------

Total current liabilities                                 544,224       400,148
                                                       ----------     ---------

Long-term debt                                            131,230       128,846
Capital lease obligations                                  98,793        83,505
Customer advances                                          57,944        57,944
                                                       ----------     ---------

Total liabilities                                         832,191       670,443
                                                       ----------     ---------

Commitments and contingencies

Stockholders' equity (Notes 3, 4, 5 and 7)
  Convertible preferred stock, par value, $1.75 par
   share; 1,000,000 shares authorized; none issued
   or outstanding                                               -             -
  Common stock; $.005 par value; 10,000,000 shares
   authorized; 4,411,060 and 5,093,240 shares issued
   and outstanding                                         22,054        25,465
  Additional paid-in capital                            8,164,041    13,954,130
  Accumulated deficit                                  (5,073,918)   (6,060,013)
  Treasury stock, at cost (50,000 shares)                 (43,583)      (43,583)
                                                       ----------     ---------

Total stockholders' equity                              3,068,594     7,875,999
                                                       ----------     ---------

                                                       $3,900,785    $8,546,442
                                                       ==========    ==========

             See accompanying summary of accounting policies and notes to consolidated financial statements.

===============================================================================
Consolidated Statements of Operations

Six months ended April 30,                                   1999          2000
-------------------------------------------------------------------------------

Revenue:

Internet chat services                                 $1,552,137    $3,507,702
Maritime response services                                463,990       415,703
Travel assistance                                         348,513       658,721
Pharmaceutical sales                                      228,553       309,634
Training services                                          37,742        39,177
eRT revenue                                                     -        84,000
Clinic services                                                 -        15,789
Doc Talk revenue                                                -         3,250
                                                       ----------     ---------

Total Revenue                                           2,630,935     5,033,976
                                                       ----------     ---------

Operating Expenses:

Internet chat services (Note 2)                         1,218,667     2,748,031
Maritime response & travel assistance services (Note 2)   175,308       653,676
Pharmaceutical cost of sales                              128,837       208,720
Cost of training services                                  17,971        17,114
Doc-Talk services                                               -       506,504
Clinic services                                                 -        29,272
eRT expenses                                                    -         2,827
Selling, general and administrative (Note 4)            1,126,254     1,791,938
Depreciation & amortization                                48,196        90,660
                                                       ----------     ---------

Total Operating Expenses                                2,715,233     6,048,742
                                                       ----------     ---------

Operating loss                                            (84,298)   (1,014,766)

Other Income/(Expense):
Other income                                                8,620         8,663
Gain on sale of joint venture investment                   62,468             -
Interest income                                            22,241        31,833
Interest expense                                          (70,038)      (11,825)
                                                       ----------     ---------

Total Other Income/(Expense)                               23,291        28,671
                                                       ----------     ---------

Income (loss) before earnings (loss) of
       affiliate and extraordinary item                   (61,007)     (986,095)

Equity in loss of affiliate (Note 1)                     (689,199)            -
                                                       ----------     ---------

Income (loss)before extraordinary item                   (750,206)     (986,095)

Extraordinary gain                                        330,882             -
                                                       ----------     ---------

Net loss                                               $ (419,324)    $(986,095)
                                                       ==========     =========


Basic and diluted loss per share before
  extraordinary gain                                   $     (.21)    $    (.21)

Extraordinary gain                                            .09            -
                                                       ----------     ---------

Basic and diluted loss per share                       $     (.12)    $    (.21)

Weighted average common shares outstanding              3,538,731     4,590,859

        See accompanying summary of accounting policies and notes to consolidated financial statements.
===============================================================================
Consolidated Statements of Operations

Three months ended April 30,                                 1999          2000

Revenue:

Internet chat services                                 $  736,161    $1,273,730
Maritime response services                                244,695       193,517
Travel assistance                                         250,838       562,016
Pharmaceutical sales                                      107,719       156,252
Training services                                          13,055        34,946
eRT revenue                                                     -        84,000
Clinic services                                                 -         8,777
Doc Talk revenue                                                -         1,793
                                                       ----------     ---------

Total Revenue                                           1,352,468     2,315,031
                                                       ----------     ---------

Operating Expenses:

Internet chat services (Note 2)                           577,229     1,014,093
Maritime response & travel assistance services (Note 2)    55,657       501,448
Pharmaceutical cost of sales                               56,580        98,681
Cost of training services                                   4,637        14,662
Clinic services                                                 -        14,496
Doc-Talk services                                               -       216,617
eRT expenses                                                    -         2,827
Other selling, general and administrative (Note 4)        715,779       977,287
Depreciation & amortization                                21,452        45,746
                                                       ----------     ---------

Total Operating Expenses                                1,431,334     2,885,857
                                                       ----------     ---------

Operating loss                                            (78,866)     (570,826)

Other Income/(Expense):
Other income/(expense)                                    (13,748)           77
Gain on sale of joint venture investment                   62,468            -
Interest income                                            16,698        24,694
Interest expense                                          (67,012)       (7,890)
                                                       ----------     ---------

Total Other Income/(Expense)                               (1,594)       16,881
                                                       ----------     ---------

Income (loss) before earnings (loss) of affiliate
        and extraordinary item                            (80,460)     (553,945)

Equity in loss of affiliate (Note 1)                     (525,000)           -
                                                       ----------     ---------

Income (loss)before extraordinary item                   (605,460)     (553,945)

Extraordinary gain                                        264,733            -
                                                       ----------     ---------

Net loss                                               $ (340,727)   $ (553,945)
                                                       ==========    ==========


Basic and diluted loss per share before
    extraordinary gain                                 $     (.17)   $    (.12)

Extraordinary gain                                            .07            -
                                                       ----------     ---------

Basic and diluted loss per share                       $     (.10)   $    (.12)

Weighted average common shares outstanding              3,556,680     4,755,618

              See accompanying summary of accounting policies and notes to consolidated financial statements.
===============================================================================
Consolidated Statement of Cash Flows


Six months ended April 30,                                   1999          2000

Cash flows from operating activities:
  Net loss                                              $(419,324)    $(986,095)
  Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                           48,811        90,660
   Provision for doubtful accounts                              -             -
   Equity in loss of affiliate                            689,199            -
   Compensation expense for options and warrants          161,892            -
   Bad debt expense                                             -        15,000
   Compensation expense for options and warrants                -       757,607
Changes in assets and liabilities:
   Accounts receivable                                    593,428      (265,103)
   Inventory                                               (8,006)      (13,792)
   Prepaid expenses and other                                 347          (749)
   Accounts payable and accrued expenses                 (233,163)     (136,063)
   Deferred income                                       (227,194)      (10,127)
                                                       ----------     ---------

Net cash provided by (used in) operating activities       605,990      (548,662)
                                                       ----------     ---------

Cash flows from investing activities:
   Investment in equity affiliate                      (1,587,047)           -
   Purchase of property and equipment                      69,226      (143,771)
   Purchase of software                                         -    (2,700,000)
                                                       ----------     ---------

Net cash used in investing activities                  (1,517,821)   (2,843,771)
                                                       ----------     ---------

Cash Flows from financing activities
   Proceeds from sale of common stock                      42,003     5,775,000
   Proceeds from sale of preferred stock, net of cost   2,706,661            -
   Dividends paid - preferred stock                       (48,950)           -
   Purchase of treasury stock                            (116,263)           -
   Repayment of loans to banks and related parties       (314,036)      (15,558)
   Exercise of stock options                                    -        18,500
                                                       ----------     ---------

Net cash provided by financing activities               2,269,415     5,777,942
                                                       ----------     ---------

   Net increase in cash                                 1,357,584     2,385,509

   Cash at beginning of period                            579,331       931,949
                                                       ----------     ---------

   Cash at end of the period                           $1,936,915    $3,317,458
                                                       ==========    ==========

            See accompanying summary of accounting policies and notes to consolidated financial statements.
===============================================================================
                   Summary of Accounting Policies

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


Business Operations

MAS provides medical advice to personnel on ocean-going vessels and other individuals or entities located outside the continental United States, operates an out-patient medical clinic and provides medical information service via "chats" over the internet and telephone. MAS Laboratories is currently inactive. The Company provides these various services through five operating segments as described more fully in Note 8.


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


Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenues from AmericasDoctor.com, Inc. were $1,552,137 and $3,507,702 or 59% and 71% of consolidated revenues for the six months ended April 30, 1999 and 2000, respectively.


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


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.


Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.
===============================================================================

Notes to Consolidated Financial Statements

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


2. Related Party Transactions

Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. Dr. Hall personally receives $1,000 per year for providing administrative services to these companies but receives no other salary or payments from them. During the six months ended April 30, 1999 and 2000, the Company paid Hall & Associates, P.A., Hall & AmDoc,
Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $1,264,301 and $2,652,498, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either April 30, 1999 or 2000.


3. Stockholder's Equity

In January 2000, the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded warrants issued to third parties. In March 2000, the Company issued 550,000 shares of common stock to Premier Research Worldwide ("PRWW") for $5,775,000. Concurrently with this stock issuance, the Company signed a five year sales, services and co-marketing agreement with eResearch Technology ("eRT") a wholly owned subsidiary of PRWW. (See Note
8). In April, 2000, the Company issued 37,000 shares of common stock in connection with the exercise of stock options.


4.  Stock Warrants

In November 1998, the Company issued 300,000 warrants to purchase the Company's common stock to a broker dealer as consideration for certain investment advisory services, including services related to the issuance of 500,000 shares of Convertible Preferred Stock in a private placement. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $742,250 based on the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of approximately 5.01% and expected life of approximately 5 years. The Company recorded $124,605 as a reduction in paid-in-capital in order to raise the effective commission paid to the broker dealer to 15% to more accurately reflect the commission rate for similar transactions being completed. The remaining $620,645 was recorded as deferred investment advisory fees and was being amortized over 36 months, the term of the service agreement. In June 2000, the Company established an investment advisory relationship with another investment banking firm. Accordingly, the Company wrote off the remaining deferred investment advisory fees of approximately $387,000 as of April 30, 2000. In addition, the Company issued warrants to purchase the Company's common stock to various marketing and public relations consultants. The terms of the consulting agreements vary from one month to one year. All of the warrants issued to third parties allowed them to purchase common stock for $3.00 to $12.00 per share for up to five years. There were no vesting requirements associated with these warrants. The Company determined the estimated aggregate fair value of these various warrants on the date of grant to be approximately $895,706 based on the Black-Scholes valuation model described above. The majority of these warrants have been amortized into expense as of October 31, 1999. As of April 30, 2000, all remaining deferred costs have been amortized to general and administrative expense.


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

7.  Technology Agreement

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


8.  Operating Segments

The Company has five operating segments: Internet chats, Maritime response and travel assistance, Pharmaceutical sales, Doc-Talk and other, which includes the outpatient clinic at the corporate headquarters.. All of the segments are engaged in the dispensing of medical advice and information, but the method of distribution and customer bases are different. The Internet chats segment provides medical information via the AmericasDoctor.com button on America Online. The Maritime response segment provides medical advice to personnel on ocean-going vessels. The Travel assistance segment provides medical assistance to travelers to the United States. The Pharmaceutical sales segment provides pharmaceuticals to airlines and companies using ocean-going vessels. The Doc-Talk segment provides medical information via local and long distance telephone lines. The headquarters clinic is an outpatient medical clinic providing laser treatments and related medical services.
The Company evaluates performance based on operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.
Summarized financial information concerning the Company's reporting segments for the three months and six months ended April 30, 1999 and 2000 is presented below.



Six months ended                                       Segment          Total
April 30, 1999                      Revenues         Profit(loss)      Assets
------------------------------------------------------------------------------

Internet chat services            $1,552,137         $   367,928   $1,993,055
Maritime response & travel
  assistance services                812,503             693,048      472,577
Pharmaceutical sales                 228,553             118,954       73,945
Doc-Talk                                   -                   -            -
Other                                 37,742              27,156            -
Unallocated corporate
  expenses                                 -          (1,291,384)           -
Unallocated assets                         -                   -    3,423,183
                                  ----------         -----------   ----------

                                  $2,630,935         $   (84,298)  $5,962,760
                                  ==========         ===========   ==========


Six months ended                                       Segment          Total
April 30, 2000                      Revenues         Profit(loss)      Assets
------------------------------------------------------------------------------

Internet chat services            $3,507,702          $  759,671   $1,307,166
Maritime response & travel
  assistance services              1,074,424             420,748      730,773
Pharmaceutical sales                 309,634             100,914      116,262
Doc-Talk                               3,250            (503,254)      43,125
eRT                                   84,000              81,173    2,700,000
Other                                 54,966               8,580            -
Unallocated corporate
  expenses                                 -          (1,882,598)           -
Unallocated assets                         -                   -    3,649,116
                                  ----------         -----------   ----------

                                  $5,033,976         $(1,014,766)  $8,546,442
                                  ==========         ===========   ==========


Three months ended                                     Segment          Total
April 30, 1999                      Revenues         Profit(loss)      Assets
------------------------------------------------------------------------------

Internet chat services            $  736,161         $   193,390   $1,993,055
Maritime response & travel
  assistance services                495,533             495,729      472,577
Pharmaceutical sales                 107,719              70,377       73,945
Doc-Talk                                   -                   -            -
Other                                 13,055              15,803            -
Unallocated corporate
  expenses                                 -            (854,165)           -
Unallocated assets                         -                   -    3,423,183
                                  ----------         -----------   ----------

                                  $1,352,468         $   (78,866)  $5,962,760
                                  ==========         ===========   ==========


Three months ended                                     Segment          Total
April 30, 2000                      Revenues         Profit(loss)      Assets
------------------------------------------------------------------------------

Internet chat services            $1,273,730         $   259,637   $1,307,166
Maritime response & travel
  assistance services                755,533             254,085      730,773
Pharmaceutical sales                 156,252              57,571      116,262
Doc-Talk                               1,793            (204,684)      43,125
eRT                                   84,000              81,173    2,700,000
Other                                 43,723              14,565            -
Unallocated corporate
  expenses                                 -          (1,033,173)           -
Unallocated assets                         -                   -    3,649,116
                                  ----------         -----------   ----------

                                  $2,315,031         $  (570,826)  $8,546,442
                                  ==========         ===========   ==========


9.  Subsequent Events

On May 22, 2000 the Company agreed to purchase 12% of the outstanding common stock of CICP, the holding company for CORIS
Group International ("CORIS") of Paris, France for $400,000 in cash and 10,000 restricted shares of MAS common stock. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients through an independent network of 24-hour call centers in 37 countries. The investment agreement with CORIS calls for the development of international internet medical "chat" services and foreign language chat services in the U.S., using CORIS 24-hour call centers to provide infrastructure and personnel. It also calls for CORIS to serve as the international arm of MAS' ASP Operations. This investment will be accounted for on the cost method.



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

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's interim financial statements and notes thereto, included elsewhere in this Form 10QSB.



NET LOSS

The net loss for the six months ended April 30, 2000 was $986,095 compared to a net loss of $419,324 for the comparable period in fiscal
1999. The increase in the net loss is due to start up costs in the Doc Talk segment of approximately $503,000 and amortization of deferred investment advisory fees of approximately $596,000 offset by income from the internet chat and the new eRT technology segments. The fiscal
1999 results included an extraordinary gain of approximately $331,000 related to sale of the travel assistance joint venture which did not recur in fiscal 2000.

The net loss for the three months ended April 30, 2000 increased approximately $213,000 to $553,945. The net loss in fiscal 2000 was comprised of start up costs of approximately $215,000 for the Doc Talk segment and amortization of deferred investment advisory fees of approximately $438,000 offset by income from the internet chat and eRT technology segments. The fiscal 1999 period included the Company's share of losses of an affiliate of approximately $525,000 offset by an extraordinary gain of approximately $265,000 related to the sale of the ownership interest in the travel assistance joint venture both of which did not recur in fiscal 2000.

On March 9, 2000, the Company sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide, ("PRWW"), an unrelated third party.
Concurrently, the Company and eResearch Technology, ("eRT") a
wholly owned subsidiary of PRWW, executed a sales, service and marketing agreement.  Under this agreement, which has a five-year term, the Company will assist eRT in deploying its suite of integrated proprietary clinical research software to companies in the pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and Internet infrastructure to become an application service provider for eRT's proprietary clinical research software.
Further, the two companies will work to increase the efficiency and effectiveness of eRT's electronic network by utilizing the Company's
base of contract physicians to expedite clinical research reporting.   In
addition, the companies will cooperate to facilitate training of physicians to use proprietary software, developed by eRT, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies. As part of the service agreement the Company purchased a software license from eRT for $2,700,000. Also, the Company expects capital expenditures of approximately $300,000 for upgrading its computer hardware and telecommunications infrastructure. The sales, service and marketing agreement guarantees the Company a minimum of approximately
$1,000,000 in revenues during the first year of the contract beginning April 1, 2000. The company recognized $84,000 in revenues under the contract in the quarter ended April 30, 2000.

During the second quarter of 2000 the Company has begun the construction of an office building in its office complex. This building will be used by the pharmaceutical department as a warehouse and office space and for the eRT computer room and offices. The Company anticipates expenditures of approximately $500,000 for construction of this building.


INTERNET "CHAT" SERVICES

Revenues increased 126% from $1,552,137 in the first six months of
1999 to $3,507,702 in the first six months of 2000. The second quarter revenues increased from $736,161 in fiscal 1999 to $1,273,730 in the same period of fiscal 2000, a 73% increase.  Operating expenses increased 125% from $1,218,667 in the first six months of 1999 to $2,748,031 in the first six months of 2000. The second quarter operating expenses increased from $577,229 in 1999 to $1,014,093 in 2000, a 57%
increase.  Operating income increased 128% from $333,470  in the first six months of 1999 to $759,671 in the first six months of 2000. The second quarter operating income increased by $100,705 from $158,932
in 1999 to $259,637 in fiscal 2000.   This increase is primarily due to an
increase in the number of consumers engaging in medical chats using AmericasDoctor.com.


MARITIME AND TRAVEL ASSISTANCE SERVICES

Revenues in the first six months increased by 32% from $812,503 in the first six months of 1999 to $1,074,424 in the first six months of 2000. Operating expenses increased 273% from $175,308 in the first six months of 1999 to $653,676 in the first six months of 2000. Operating income decreased from $637,195 in the first six months of 1999 to $420,748 in the first six months of 2000. The second quarter revenues increased from $495,533 in 1999 to $755,533 in fiscal 2000. Operating expenses increased by 801% during the second quarter of 2000 from $55,657 in 1999 to $501,448 in 2000. Operating income decreased from $439,876 in the second quarter of 1999 to $254,085 in the second quarter of 2000. The decrease in operating income is due to increased expenses caused by the termination of the ASA service contract and the costs associated with unlimited service contracts.


PHARMACEUTICAL KITS AND SERVICES

Revenues increased $81,081 or 35% from 228,553 in the first six months of 1999 to $309,634 in the first six months of 2000. Revenues increased by 45% in the second quarter of fiscal 2000 when compared to the same quarter of 1999. This increase is due to an increase in the volume of kits and services provided. Operating expenses increased $79,883 or 62% from $128,837 in the first six months of 1999 to $208,720 in the first six months of 2000. The second quarter operating expenses increased by $42,101 from $56,580 in 1999 to $98,681 in 2000. Operating income remained relatively unchanged for the first six months of 1999 and 2000 due to increased revenues offset by increased staff expenses and increased price competition in the pharmaceutical industry. However the second quarter operating income increased in the second quarter of fiscal 2000 by 12.5% compared to the second quarter of fiscal 1999.


eRT SERVICES

As discussed previously during the second quarter of fiscal year 2000 the Company executed an agreement with eRT. This contract resulted in revenues of $84,000 in the month of April and will continue to generate similar revenues for the next 11 months. Under the agreement, which has a five-year term, the Company will assist eRT in deploying its suite of integrated proprietary clinical research software to companies in the pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and internet infrastructure to become an application service provider for eRT's proprietary clinical research software.
Further, the two companies will work to increase the efficiency and effectiveness of eRT's electronic network by utilizing the Company's base of contract physicians to expedite clinical research reporting. In addition, the companies will cooperate to facilitate training of physicians to use proprietary software, developed by eRT, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies.


THE DOCTALK, INC. SERVICE

The launch of the DocTalk, Inc. service occurred in October 1999. Since then, DocTalk has entered its initial prototype operational phase. The phasing in of this service has permitted the Company to continuously fine tune its operational procedures, more precisely identify the demographics of its customer base and identify additional alliances and strategic programs to increase its revenue sources. DocTalk generated revenues of $3,250 and operating expenses of $506,504 during the first six months of fiscal 2000. DocTalk generated revenues of $1,793 and operating expenses of $216,617 during the second quarter of fiscal
2000. There were no revenues or expenses in the comparable periods in fiscal 1999. If business conditions warrant accelerated expansion of the DocTalk operation, the Company will explore financing alternatives to provide the necessary funding.


OTHER

Revenues increased 46% from $37,742 in the first six months of 1999 to $54,966 in the first six months of 2000. Expenses increased 158% from $17,971 in the first six months of 1999 to $46,386 in the first six months of 2000. Net revenues were $8,580 in the first six months of 2000 as compared to $19,771 in the first six months of 1999. Revenues for the second quarter of 1999 were $13,055 compared to $43,723 for the same period of 2000. Operating expenses for the second quarter of 1999 were $4,637 compared to $29,158 for the same period of 2000 resulting in operating profits of $8,418 and $14,565 respectfully. The changes where primarily due to start-up costs associated with the new primary care clinic.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased 59% from $1,126,254 in the first six months of 1999 to $1,791,938 in the first six months of 2000. The second quarters expenses were $715,779 and $977,287 respectfully. The increase is primarily due to an increase in the amortization of deferred investment advisory costs. The amortization was approximately $162,000 in the first half of 1999 compared to $757,607 in the first half of 2000. In June 2000, the Company established an investment advisory relationship with another investment banking firm. Accordingly, the Company wrote off the remaining deferred investment advisory fees of approximately $387,000 as of April 30, 2000. This $387,000 write-off has been included in the $757,607 amortization mentioned above.


DEPRECIATION AND AMORTIZATION

Depreciation increased from $48,196 in the first six months of 1999 to $90,660 in the first six months of 2000, an increase of 88%. This increase is due to the purchase of new computer equipment to support the AmericasDoctor.com program and furniture and fixtures for the DocTalk, Inc. program.


EXTRAORDINARY GAIN

In the first six months of 1999 the Company recorded an extraordinary gain of $330,882 with an extraordinary gain in the second quarter of 1999 of $264,733 due to the forgiveness of debt from SACNAS
International. There was no comparable amount in the first or second quarters of 2000.


INCOME TAX BENEFIT/EXPENSE

The Company did not record an income tax provision or benefit for the six months ended April 30, 1999 and 2000 due to the net loss for the period. The Company has provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $548,662 in the first six months of 2000 compared to cash provided by operations of $605,990 in the first six months of 1999. The cash used in operations is primarily attributable to the start up costs of Doc Talk ($503,000) and an increase in accounts receivable. Cash used in investing activities totaled $2,843,771 for the first six months of 2000 compared to $1,517,821 in the first six months of 1999. During the first six months of fiscal 2000 the Company purchased a software license from eRT for $2,700,000. In the first six months of fiscal 1999 the company made an investment in an equity affiliate of $1,587,047. Cash provided by operating activities totaled $5,777,942 in the first six months of 2000 compared to $2,269,415 in the first six months of 1999. During the second quarter, the Company issued 550,000 shares of common stock to PRWW for $5,775,000. The capital raised is being used to support the development of eRT programs and for the general operation of the Company's other business lines. The
Company has begun construction of a 4,800 square foot building located in the company's office complex with an estimated cost of approximately $500,000. This building is expected to be completed within the next six months and will house both the pharmacy warehouse and the eRT computer room and offices.

The Company currently has a $500,000 credit agreement with a bank. At April 30, 2000 there is no outstanding balance. The agreement extends through October 2000.


Part II - OTHER INFORMATION

Item 1. Legal Proceedings
         NONE
Item 2. Changes in Securities
         In January 2000 the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded
         warrants issued to third parties.    In March 2000 the Company
         sold 550,000 shares of common stock to PRWW for a total investment of $5,775,000. In April 2000 the Company issued 37,000 shares of common stock to employees of MAS in connection with the exercise of stock options.
Item 3. Defaults from Senior Securities
         NONE
Item 4. Submission of Matters to a Vote of Security Holders.
         NONE
Item 5. Other Information
         NONE
Item 6. Exhibits
         NONE




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICAL ADVISORY SYSTEMS, INC.
                                            Registrant

Date:  June 14, 2000                By: /s/ Thomas M. Hall, M.D., M.I.M.
       -------------                    --------------------------------
                                        Thomas M. Hall, M.D., M.I.M.
                                        Chief Executive Officer