Form 10QSB
period 2000-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 2000-09-15
CIK 771252

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 [FEE REQUIRED]

         For the quarter ended July 31, 2000

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from  ______________ to _________________

                  Commission file number  2-98314-W
                             _____________

                    MEDICAL ADVISORY SYSTEMS, INC.
                            ________________

            (Name of small business issuer in its charter)


           Delaware                                52-1233960
  -----------------------------------      ----------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

8050 Southern Maryland Blvd., Owings, MD               20736
-----------------------------------------  ----------------------------------
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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]
  Issuer's revenues for its most recent fiscal quarter: $2,479,566


Common Stock, $.005 par value   5,111,000 Shares of Common Stock Outstanding
                                as of July 31, 2000

Item 1.  Financial Statements



                          Medical Advisory Systems, Inc.

                            Consolidated Balance Sheet


                                                     October 31,      July 31,
                                                            1999          2000
                                                     -----------   -----------

Assets

Current
 Cash and cash equivalents                            $  931,949    $3,000,048
 Accounts receivable, less allowance for doubtful
    accounts of $77,744 and $101,544                     444,396       665,428
 Inventories                                              25,108        25,526
 Prepaid expenses and other                               11,651         9,100
                                                      ----------    ----------

Total current assets                                   1,413,104     3,700,102


Property and equipment, at cost, less
 accumulated depreciation and amortization             1,042,653     1,298,877

Purchased software, net of amortization
 of $0 and $180,000                                           -      2,520,000


Investment in affiliates (Note 1)                        639,171     1,154,229

Deferred investment advisory costs (Note 4)              757,607       243,968

Intangible assets, net                                    48,250        39,738
                                                      ----------    ----------




                                                      $3,900,785    $8,956,914
                                                      ==========    ==========
See accompanying summary of accounting policies and notes to consolidated financial statements.



                          Medical Advisory Systems, Inc.

                            Consolidated Balance Sheet


                                                     October 31,      July 31,
                                                            1999          2000
                                                     -----------    ----------

Liabilities and Stockholders' Equity

Current
 Current maturities of long-term debt                 $    3,395    $    3,355
 Current maturities of capital lease obligations          25,769        28,705
 Accounts payable and accrued expenses                   483,383       524,544
 Deferred income                                          31,677           790
                                                      ----------    ----------

Total current liabilities                                544,224       557,394
                                                      ----------    ----------

Long-term debt                                           131,230       127,906
Capital lease obligations                                 98,793        76,058
Customer advances                                         57,944        22,560
                                                      ----------    ----------

Total liabilities                                        832,191       783,918
                                                      ----------    ----------


Commitments and contingencies


Stockholders' equity (Notes 3, 4, 5 and 7)
  Convertible preferred stock, par value,
   $1.75 par share; 1,000,000 shares authorized;
   none issued or outstanding                                 -              -
  Common stock; $.005 par value; 10,000,000 shares
   authorized; 4,411,060 and 5,111,000 shares issued
   and outstanding                                        22,054        25,554
  Additional paid-in capital                           8,164,041    14,344,127
  Accumulated deficit                                 (5,073,918)   (6,153,102)
  Treasury stock, at cost (50,000 shares)                (43,583)      (43,583)
                                                      ----------    ----------

Total stockholders' equity                             3,068,594     8,172,996
                                                      ----------    ----------


                                                      $3,900,785    $8,956,914

                                                      ==========    ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.




                          Medical Advisory Systems, Inc.

                      Consolidated Statements of Operations


Nine months ended July 31,                                  1999          2000
------------------------------------------------------------------------------


Revenue:

Internet chat services                                $2,802,057    $4,650,886
Maritime response services                               702,186       617,822
Travel assistance                                        427,598     1,228,719
Pharmaceutical sales                                     357,142       547,469
Training services                                         57,217        97,783
eRT revenue                                                   -        336,000
Clinic services                                               -         29,409
Doc Talk revenue                                              -          5,454
                                                      ----------    ----------

Total Revenue                                          4,346,200     7,513,542
                                                      ----------    ----------


Operating Expenses:

Internet chat services (Note 2)                        2,117,097     3,629,129
Maritime response & travel assistance
 services (Note 2)                                       174,895     1,182,377
Pharmaceutical cost of sales                             179,380       367,060
Cost of training services                                 18,802        45,013
Doc-Talk services                                             -        628,711
Clinic services                                               -         44,641
eRT expenses                                                  -         25,355
Selling, general and administrative (Note 4)           2,112,326     2,409,792
Depreciation & amortization                               77,119       329,999
                                                      ----------    ----------

Total Operating Expenses                               4,679,619     8,662,077
                                                      ----------    ----------

Operating loss                                          (333,419)   (1,148,535)

Other Income/(Expense):
Other income                                              11,258         9,326
Gain on sale of joint venture investment                  62,468            -
Interest income                                           57,895        77,384
Interest expense                                         (72,910)      (17,359)
                                                      ----------    ----------

Total Other Income/(Expense)                              38,711        69,351
                                                      ----------    ----------

Income (loss) before earnings (loss) of
  affiliate and extraordinary item                      (294,708)   (1,079,184)

Equity in loss of affiliate (Note 1)                  (1,825,359)           -
                                                      ----------    ----------

Income (loss) before extraordinary item               (2,120,067)   (1,079,184)


Extraordinary gain                                       330,882            -
                                                      ----------    ----------

Net loss                                             $(1,789,245)  $(1,079,184)
                                                     ============  ============


Basic and diluted loss per share before
  extraordinary gain                                     $  (.48)      $  (.23)

Extraordinary gain                                           .07            -
                                                      ----------    ----------


Basic and diluted loss per share                         $  (.41)      $  (.23)

Weighted average common shares outstanding             4,397,010     4,760,286


See accompanying summary of accounting policies and notes to consolidated financial statements.





                          Medical Advisory Systems, Inc.

                      Consolidated Statements of Operations



Three months ended July 31,                                 1999          2000
------------------------------------------------------------------------------


Revenue:


Internet chat services                                $1,249,920    $1,143,184
Maritime response services                               238,196       202,119
Travel assistance                                         79,085       569,998
Pharmaceutical sales                                     128,589       237,835
Training services                                         19,475        58,606
eRT revenue                                                   -        252,000
Clinic services                                               -         13,620
Doc Talk revenue                                              -          2,204
                                                      ----------    ----------

Total Revenue                                          1,715,265     2,479,566
                                                      ----------    ----------

Operating Expenses:


Internet chat services (Note 2)                          932,888       881,098
Maritime response & travel assistance
  services (Note 2)                                       55,440       528,701
Pharmaceutical cost of sales                              69,781       158,340
Cost of training services                                  8,216        27,899
Clinic services                                               -         15,369
Doc-Talk services                                             -        122,207
eRT expenses                                                  -         22,528
Selling, general and administrative (Note 4)             869,138       617,708
Depreciation & amortization                               28,923       239,485
                                                      ----------    ----------

Total Operating Expenses                               1,964,386     2,613,335
                                                      ----------    ----------

Operating loss                                          (249,121)     (133,769)



Other Income/(Expense):

Other income/(expense)                                     2,638           663
Interest income                                           15,654        45,551
Interest expense                                          (2,872)       (5,534)
                                                      ----------    ----------

Total Other Income/(Expense)                              15,420        40,680
                                                      ----------    ----------

Income (loss) before earnings (loss) of affiliate       (233,701)      (93,089)

Equity in loss of affiliate (Note 1)                  (1,136,106)           -
                                                      ----------    ----------

Net loss                                             $(1,369,861)   $  (93,089)
                                                     ===========    ==========

Basic and diluted loss per share                         $  (.31)      $  (.02)

Weighted average common shares outstanding             4,397,010     5,095,457


See accompanying summary of accounting policies and notes to consolidated financial statements.





                          Medical Advisory Systems, Inc.

                      Consolidated Statements of Cash Flows


Nine months ended July 31,                                  1999          2000
------------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                            $(1,789,245)  $(1,079,184)
 Adjustment to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                           77,119       329,999
  Bad debt expense                                            -         22,500
  Equity in loss of affiliate                          1,825,359            -
  Compensation expense for options and warrants          447,862       785,975
Changes in assets and liabilities:
  Accounts receivable                                    267,207      (243,532)
  Inventory                                              (11,459)         (418)
  Prepaid expenses and other                             (16,669)        2,551
  Accounts payable and accrued expenses                   44,312        41,161
  Deferred income                                          7,886       (30,887)
  Other                                                  (22,801)      (35,384)
                                                      ----------    ----------

Net cash provided by (used in) operating activities      441,942      (207,219)
                                                      ----------    ----------

Cash flows from investing activities:
  Investment in affiliate                             (2,432,019)     (401,308)
  Purchase of property and equipment                     (69,108)     (397,711)
  Purchase of software                                        -     (2,700,000)
                                                      ----------    ----------

Net cash used in investing activities                 (2,501,127)   (3,499,019)
                                                      ----------    ----------

Cash Flows from financing activities
  Proceeds from sale of common stock                     112,047     5,775,000
  Proceeds from sale of preferred stock, net of cost
  Dividends paid - preferred stock                       (48,950)           -
  Purchase of treasury stock                            (116,263)           -
  Repayment of loans to banks and related parties       (315,035)      (23,163)
  Exercise of stock options                                   -         22,500
                                                      ----------    ----------

Net cash provided by financing activities              2,338,460     5,774,337
                                                      ----------    ----------

  Net increase in cash                                   666,904     2,068,099

  Cash at beginning of period                            579,331       931,949
                                                      ----------    ----------

  Cash at end of the period                           $1,246,235    $3,000,048
                                                      ==========    ==========



See accompanying summary of accounting policies and notes to consolidated financial statements.





                 Medical Advisory Systems, Inc.

                Summary of Accounting Policies


Basis of Presentation
---------------------

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



Business Operations
-------------------

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



Risks and Uncertainties
-----------------------

The Company provides medical information and assistance services and related products through various methods of distribution. The majority of the Company's revenues result from providing medical information to the public via the internet under an exclusive contract with AmericasDoctor.com. AmericasDoctor.com has an exclusive contract with America Online (AOL) to be an anchor tenant on the AOL Health Page. AOL subscribers can "chat" with the Company's doctors located in its call center, which is staffed 24-hours-a-day. Because of the exclusive nature of its agreement with AmericasDoctor.com, the Company's ability to continue to generate significant internet chat revenue and cash flow is directly related to the continued successful operation of the AOL home page concept by AmericasDoctor.com.




Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions particularly regarding valuation of accounts receivable, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.




Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenues from AmericasDoctor.com, Inc. were $1,552,137 and $3,507,702 or 59% and 71% of consolidated revenues for the nine months ended July 31, 1999 and 2000, respectively.



Cash Equivalents
----------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.




Inventories
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pharmaceuticals available for sale.




Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed over their estimated useful lives by the straight line method (see Note 1)




Deferred Investment Advisory Costs
----------------------------------

Deferred investment advisory and public relations costs consist of the estimated fair value of warrants issued to certain third parties for public and investor relations services to be rendered over one, two and three-year periods, respectively (see note 4). These amounts are being amortized on a straight line basis over the lives of the service agreements.




Impairment of Long-Lived Assets
-------------------------------

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.




Revenue Recognition
-------------------

Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract. Revenues from contracts based on usage are recognized when the services are rendered. Other revenues are recognized at the time services or goods are provided.




Income Taxes
------------

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



Stock Based Compensation
------------------------

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




Earnings Per Share
------------------

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




Comprehensive Income
--------------------

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


Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (far value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the effective date of the standard was delayed until years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect of the Company's financial condition or results of operations.




Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year presentation.



               Medical Advisory Systems, Inc.

         Notes to Consolidated Financial Statements



1. Investment in Affiliates
---------------------------

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


On May 22, 2000, the Company agreed to purchase 12% of the outstanding common stock of CICP, the holding company for CORIS
Group International ("CORIS") of Paris, France for $400,000 in cash and on July 21, 2000 the Company issued 10,000 shares of common stock to CORIS with a fair value of $113,750 for a total investment of $513,750. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients through an independent network of 24-hour call centers in 37 countries. The investment agreement with CORIS calls for the development of international internet medical "chat" services and foreign language chat services in the U.S., using CORIS 24-hour call centers to provide infrastructure and personnel. It also calls for CORIS to serve as the international arm of MAS' ASP operations. This investment has been accounted for using the cost method.




2. Related Party Transactions
-----------------------------

Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. Dr. Hall personally receives $1,000 per year for providing administrative services to these companies but receives no other salary or payments from them. During the nine months ended July 31, 1999 and 2000, the Company paid Hall & Associates, P.A., Hall & AmDoc,
Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $2,226,758 and $3,544,052, respectively, in fees and professional liability insurance premiums. The amounts payable to these affiliates at July 31, 1999 and 2000, were $0 and $143,202, respectively.




3. Stockholder's Equity
-----------------------

In January 2000, the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded warrants issued to third parties. In March 2000, the Company issued 550,000 shares of common stock to Premier Research Worldwide ("PRWW") for $5,775,000. Concurrently with this stock issuance, the Company signed a five year sales, services and co-marketing agreement with eResearch Technology ("eRT") a wholly owned subsidiary of PRWW. (See Note
8). In April 2000, the Company issued 37,000 shares of common stock in connection with the exercise of stock options.


On July 21, 2000 the Company issued 10,000 shares of common stock to CORIS with a fair value of $113,750 in connection with the equity investment described in note 1.



4.  Stock Warrants
------------------

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


In May 2000, the Company issued 75,000 warrants to purchase its common stock to an investment banking firm as consideration for providing investment advisory services for two year. The holder of the warrants may purchase 75,000 common shares at $10.50 per share, subject to adjustment as specified in the warrant agreement, for up to five years. There are no vesting requirements associated with these warrants. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $272,336 based on the Black-Scholes valuation model. The Company recorded the $272,336 as deferred investment advisory fees and is amortizing this cost to expense over 24 months, the term of the agreement.




5.  Stock Options
-----------------

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




6.  Income Taxes
----------------

The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 2000. Also, the Company has net operating loss carryforwards of approximately $1.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2000.




7.  Technology Agreement
------------------------

On March 9, 2000, the Company sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide ("PRWW"), an unrelated third party.
Concurrently, the Company and eResearch Technology, a wholly owned subsidiary of PRWW, executed sales, service and marketing agreement.
Under the agreement, which has a five-year term, the Company will assist eResearch Technology in deploying its suite of integrated proprietary clinical research software to companies in the pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and internet infrastructure to become an application service provider for eResearch Technology's proprietary clinical research software. Further, the two companies will work to increase the efficiency and effectiveness of eResearch Technology's electronic network by utilizing the Company's base of contract physicians to expedite clinical research reporting. In addition, the companies will cooperate to facilitate training of physicians to use proprietary software, developed by eResearch Technology, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies.




8.   Operating Segments
-----------------------

The Company has five operating segments: Internet chats, Maritime response and travel assistance, Pharmaceutical sales, Doc-Talk and other, which includes the outpatient medical and laser clinic. All of the segments are engaged in the dispensing of medical advice and information, but the method of distribution and customer bases are different. The Internet chats segment provides medical information via the AmericasDoctor.com button on America Online. The Maritime response segment provides medical advice to personnel on ocean-going vessels. The Travel assistance segment provides medical assistance to travelers to international travelers. The Pharmaceutical sales segment provides pharmaceuticals to airlines and companies using ocean-going vessels. The Doc-Talk segment provides medical information via local and long distance telephone lines. The outpatient medical and laser clinic is located in the company's headquarters building and provides outpatient medical services. The Company evaluates performance based on operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies. Summarized financial information concerning the Company's reporting segments for the three months and nine months ended July 31, 1999 and 2000 is presented below.



Nine months ended                                      Segment           Total
July 31, 1999                      Revenues       Profit(loss)          Assets
------------------------------------------------------------------------------


Internet chat services           $2,802,057         $  684,960      $1,752,573
Maritime response & travel
       assistance services        1,129,784            954,889         514,198
Pharmaceutical sales                357,142            177,762          88,928
Doc-Talk                                 -                  -               -
Other                                57,217             38,415           8,875
Unallocated corporate
  expenses                               -          (2,189,445)             -
Unallocated assets                       -                  -        2,597,468
                                 ----------         ----------      ----------

                                 $4,346,200         $ (333,419)     $4,962,042
                                 ==========         ==========      ==========



Nine months ended                                      Segment           Total
July 31, 2000                      Revenues       Profit(loss)          Assets
------------------------------------------------------------------------------


Internet chat services           $4,650,886         $1,021,757      $1,428,320
Maritime response & travel
  assistance services             1,846,541            664,164         740,767
Pharmaceutical sales                547,469            180,409         100,785
Doc-Talk                              5,454           (623,257)         39,738
eRT                                 336,000            310,645       3,119,058
Other                               127,192             37,538       3,009,148
Unallocated corporate
  expenses                               -          (2,739,791)             -
Unallocated assets                       -                  -          519,098
                                 ----------         ----------      ----------

                                 $7,513,542        $(1,148,535)     $8,956,914
                                 ==========        ===========      ==========




Three months ended                                     Segment           Total
July 31, 1999                      Revenues       Profit(loss)          Assets
------------------------------------------------------------------------------


Internet chat services           $1,249,920         $  317,032      $1,752,573
Maritime response & travel
  assistance services               317,281            261,841         514,198
Pharmaceutical sales                128,589             58,808          88,928
Doc-Talk                                 -                  -               -
Other                                19,475             11,259           8,875
Unallocated corporate
  expenses                               -            (898,061)             -
Unallocated assets                       -                  -        2,597,468
                                 ----------         ----------      ----------

                                 $1,715,265         $ (249,121)     $4,962,042
                                 ==========         ==========      ==========



Three months ended                                     Segment           Total
July 31, 2000                      Revenues       Profit(loss)          Assets
------------------------------------------------------------------------------


Internet chat services           $1,143,184         $  262,086      $1,428,320
Maritime response & travel
  assistance services               772,117            243,416         740,767
Pharmaceutical sales                237,835             79,495         100,785
Doc-Talk                              2,204           (120,003)         39,738
eRT                                 252,000            229,472       3,119,058
Other                                72,226             28,958       3,009,148
Unallocated corporate
  expenses                               -            (857,193)             -
Unallocated assets                       -                  -          519,098
                                 ----------         ----------      ----------

                                 $2,479,566         $ (133,769)     $8,956,914
                                 ==========         ==========      ==========





                           Medical Advisory Systems, Inc.


             Management's Discussion and Analysis of Financial Condition
                               and Results of Operation



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein in the Company's press releases and in oral statements made by authorized officers of the company which are forward-looking statements as defined by such Act. When used herein in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend","believe", "plan", and similar expressions are intended to identify forward-looking statements.

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's interim financial statements and notes thereto, included elsewhere in this Form 10QSB.

NET LOSS

The net loss for the nine months ended July 31, 2000 was $1,079,184 compared to a net loss of $1,789,245 for the comparable period in fiscal 1999. The decrease in the net loss is due to income from the internet chat and the new eRT technology segments offset by start up costs in the Doc Talk segment of approximately $628,711 and amortization of deferred investment advisory fees of approximately $787,975. The fiscal 1999 results included an extraordinary gain of approximately $331,000 related to sale of the travel assistance joint venture which did not recur in fiscal 2000.

The net loss for the three months ended July 31, 2000 was $93,089. The net loss in the third quarter of fiscal year 2000 was comprised of start up costs of approximately $122,207 for the Doc Talk segment and amortization of deferred investment advisory fees of approximately $28,368 offset by income from the internet chat and eRT technology segments.

On March 9, 2000, the Company sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide, ("PRWW"), an unrelated third party. Concurrently, the Company and eResearch Technology, ("eRT") a wholly owned subsidiary of PRWW, executed a sales, service and marketing agreement. Under this agreement, which has a five-year term, the Company will assist eRT in deploying its suite of integrated proprietary clinical research software to companies in the pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and Internet infrastructure to become an application service provider for eRT's proprietary clinical research software. Further, the two companies will work to increase the efficiency and effectiveness of eRT's electronic network by utilizing the Company's base of contract
physicians to expedite clinical research reporting.   In addition, the
companies will cooperate to facilitate training of physicians to use proprietary software, developed by eRT, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies. As part of the service agreement the Company purchased a software license from eRT for $2,700,000. Also, the Company expects capital expenditures of approximately $300,000 for upgrading its computer hardware and telecommunications infrastructure. The sales, service and marketing agreement guarantees the Company a minimum of approximately $1,000,000 in revenues during the first year of the contract beginning April 1, 2000. The company recognized $252,000 in revenues under the contract in the quarter ended July 2000.

The Company's construction of an office building in its office complex continued during the third quarter of fiscal 2000. This building will be used by the pharmaceutical department as a warehouse and office space and for the eRT secured computer suite and offices. The Company anticipates expenditures of approximately $610,000 for construction of this building.

INTERNET "CHAT" SERVICES

Revenues increased 66% from $2,802,057 in the first nine months of 1999 to $4,650,886 in the first nine months of 2000. The third quarter revenues decreased from $1,249,920 in fiscal 1999 to $1,143,184 in the same period of fiscal 2000. Operating expenses increased from $2,117,097 in the first nine months of 1999 to $3,629,129 in the first nine months of 2000. The third quarter operating expenses decreased from $932,888 in 1999 to $881,098 in 2000. Operating income increased 49% from $684,960 in the first nine months of 1999 to $1,021,757 in the first nine months of 2000. The third quarter operating income decreased by $54,946 from $317,032 in 1999 to $262,086 in fiscal 2000.

MARITIME AND TRAVEL ASSISTANCE SERVICES

Revenues in the first nine months increased by 63% from $1,129,784 in the first nine months of 1999 to $1,846,067 in the first nine months of 2000. Operating expenses increased 577% from $174,895 in the first nine months of 1999 to $1,182,377 in the first nine months of 2000. Operating income decreased from $954,889 in the first nine months of 1999 to $664,164 in the first nine months of 2000. The third quarter revenues increased from $317,281 in 1999 to $772,117 in fiscal 2000. Operating expenses increased by 853% during the third quarter of 2000 from $55,440 in 1999 to $528,701 in 2000. Operating income decreased from $261,841 in the third quarter of 1999 to $243,416 in the third quarter of 2000. The decrease in operating income is due to increased expenses caused by the termination of the ASA service contract and the costs associated with unlimited service contracts.

PHARMACEUTICAL KITS AND SERVICES

Revenues increased $190,327 or 53% from $357,142 in the first nine months of 1999 to $547,469 in the first nine months of 2000. Revenues increased by 85% in the third quarter of fiscal 2000 when compared to the same quarter of 1999. This increase is due to an increase in the volume of kits and services provided. Operating expenses increased $187,680 or 104% from $179,380 in the first nine months of 1999 to $367,060 in the first nine months of 2000.
The third quarter operating expenses increased by $88,559 from $69,781 in 1999 to $158,340 in 2000. Operating income remained relatively unchanged for the first nine months of 1999 and 2000 due to increased revenues offset by increased staff expenses and increased price competition in the pharmaceutical industry. However, the third quarter operating income increased by 35% compared to the third quarter of fiscal 1999.

eRT SERVICES

A contract with eRT Services has resulted in revenues of $252,000 in the third quarter of fiscal year 2000 and will continue to generate similar revenues for the next 8 months. Under the agreement, which has a five-year term, the Company will assist eRT in deploying its suite of integrated proprietary clinical research software to companies in the pharmaceutical, medical device and biotechnology industries, as well as clinical research organizations. Also, the Company will expand its telecommunications and internet infrastructure to become an application service provider for eRT's proprietary clinical research software. Further, the two companies will work to increase the efficiency and effectiveness of eRT's electronic network by utilizing the Company's base of contract physicians to expedite clinical research reporting. In addition, the companies will cooperate to facilitate training of physicians to use proprietary software, developed by eRT, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies.

THE DOCTALK, INC. SERVICE

The launch of the DocTalk, Inc. service occurred in October 1999. Since then, DocTalk has entered its initial prototype operational phase. The phasing in of this service has permitted the Company to continuously fine tune its operational procedures, more precisely identify the demographics of its customer base and identify additional alliances and strategic programs to increase its revenue sources. DocTalk generated revenues of $5,454 and operating expenses of $628,711 during the first nine months of fiscal
2000. DocTalk generated revenues of $2,204 and operating expenses of $122,207 during the third quarter of fiscal 2000. The Company reduced advertising and personnel expenses approximately $100,000 in the quarter ended July 31, 2000 which led to a comparable decrease in the operating loss. There were no revenues or expenses in the comparable periods in fiscal 1999. If business conditions warrant accelerated expansion of the DocTalk operation, the Company will explore financing alternatives to provide the necessary funding.

OTHER

Revenues increased 122% from $57,217 in the first nine months of 1999 to $127,192 in the first nine months of 2000. Operating expenses increased 376% from $18,802 in the first nine months of 1999 to $89,654 in the first nine months of 2000. Operating income was $37,538 in the first nine months of 2000 as compared to $38,415 in the first nine months of 1999. Revenues for the third quarter of 1999 were $19,475 compared to $72,226 for the same period of 2000. Operating expenses for the third quarter of 1999 were $8,216 compared to $43,268 for the same period of 2000 resulting in operating income of $11,259 and $28,958 respectfully. Revenues and expenses in this segment primarily reflect the operations of the training program and the outpatient medical clinic.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 14% from $2,112,326 in the first nine months of 1999 to $2,409,792 in the first nine months of 2000. The third quarters' expenses were $869,138 and $617,348 respectfully. The decrease is primarily due to a decrease in the amortization of deferred investment advisory costs. The amortization was approximately $447,862 in the first nine months of 1999 compared to $785,975 in the first nine months of 2000. In June 2000, the Company established an investment advisory relationship with another investment banking firm resulting in the issuance of 75,000 stock warrants totaling $272,336. These warrants will be expensed over the two-year period beginning in May 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $77,119 in the first nine months of 1999 to $329,999 in the first nine months of 2000, an increase of 328%. This increase is due to the purchase of new computer equipment to support both the AmericasDoctor.com program and the eRT program along with furniture and fixtures for the DocTalk, Inc. program.

EXTRAORDINARY GAIN

In the first nine months of 1999 the Company recorded an extraordinary gain of $330,882 due to the forgiveness of debt from SACNAS International. There was no comparable amount in 2000.

INCOME TAX BENEFIT/EXPENSE

The Company did not record an income tax provision or benefit for the nine months ended July 31, 1999 and 2000 due to the net loss for the period. The Company has provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $207,219 in the first nine months of 2000 compared to cash provided by operations of $441,942 in the first nine months of 1999. The cash used in operations is primarily attributable to the start up costs of Doc Talk ($623,257). Cash used in investing activities totaled $3,449,019 for the first nine months of 2000 compared to $2,501,127 in the first nine months of 1999. During the first nine months of fiscal 2000 the Company purchased a software license from eRT for $2,700,000. In the first nine months of fiscal 1999 the company made an investment in an equity affiliate of $2,432,019. Cash provided by operating activities totaled $5,774,337 in the first nine months of 2000 compared to $2,338,460 in the first nine months of 1999. During the second quarter, the Company issued 550,000 shares of common stock to PRWW for $5,775,000. The capital raised is being used to support the development of eRT programs and for the general operation of the Company's other business lines. The Company has begun construction of a 4,800 square foot building located in the company's office complex with an estimated cost of approximately $610,000. This building is expected to be completed within the next six months and will house both the pharmacy warehouse and the eRT computer room and offices.

The Company currently has a $500,000 credit agreement with a bank. At April 30, 2000 there is no outstanding balance. The agreement extends through October 2000.



Part II - OTHER INFORMATION

Item 1. Legal Proceedings
          NONE

Item 2. Changes in Securities
          In January 2000 the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded warrants issued
          to third parties.    In March 2000 the Company sold 550,000 shares of
          common stock to PRWW for a total investment of $5,775,000. In April 2000 the Company issued 37,000 shares of common stock to employees of MAS in connection with the exercise of stock options. In June 2000 the Company issued 8,000 shares of common stock to employees of MAS in connection with the exercise of stock options and 10,000 shares in a purchase agreement with C.I.C.P.

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


                                  MEDICAL ADVISORY SYSTEMS, INC.
                                            Registrant


Date:   September 15, 2000   By: /s/ Thomas M. Hall, M.D., M.I.M.
        ___________             _______________________________________
                                Thomas M. Hall, M.D., M.I.M.
 				Chief Executive Officer