Form 10QSB/A
period 2000-07-31
MEDICAL ADVISORY SYSTEMS INC
filed 2000-12-08
CIK 771252

FORM 10-QSB/A
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

Item 3. Defaults from Senior Securities
          NONE

Item 4. Submission of Matters to a Vote of Security Holders.
          NONE

Item 5. Other Information
          NONE

Item 6. Exhibits
           99.9 Stock Purchase agreement of common stock PRWW for a total investment of $5,775,000.

           99.10    Letter of agreement with financial advisor.


Exhibit 99.9
                           STOCK PURCHASE AGREEMENT


	THIS STOCK PURCHASE AGREEMENT is made as of the 8th day of March, 2000, by and between Medical Advisory Systems, Inc. (the "Seller"), a Delaware corporation; and Premier Research Worldwide, Ltd. (the
"Buyer"), a Delaware corporation. The Seller and the Buyer are referred to herein collectively as the "Parties."

                                RECITALS:

	The Seller wishes to sell to the Buyer, and the Buyer wishes to purchase from the Seller, 550,000 shares of the Seller's Common Stock, par value $0.005 (the "Common Stock"), in accordance with the terms and provisions of this Agreement.

	The Seller's Common Stock is registered under the Securities Exchange Act of 1934 (the "Exchange Act") and listed on the NASDAQ/AMEX.

	NOW, THEREFORE, the Parties hereto, intending to be legally bound hereby, agree as follows:

	1.	Definitions.

		"Accredited Investor" has the meaning set forth in Regulation D promulgated under the Securities Act.

		"Adverse Consequences" means all actions, suits proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and reasonable attorneys' fees and expenses.

		"Affiliate" has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Exchange Act.

		 "Audit" means any audit, assessment or other examination relating to Taxes by any Tax Authority or any judicial or administrative proceedings relating to Taxes.

		"COBRA" means the requirements of Part 6 of Subtitle I of ERISA and Code Section 4980B.

		"Code" means the Internal Revenue Code of 1986, as amended.

		"Environmental Laws" shall mean all federal, state, local and foreign statutes, regulations, ordinances and other provisions having the force and effect of laws, all judicial and administrative orders and determinations, all contractual obligations and all common law concerning pollution or protection of the environment, or the impact of the environment on human health, including without limitation all those relating to the presence, use, production, generation, handling, transportation, treatment, storage, disposal, distribution, labeling, testing, processing, discharge, release, threatened release, control, or cleanup of any hazardous materials, substances or wastes, chemical substances or mixtures, pesticides, pollutants, contaminants, toxic chemicals, petroleum products or byproducts, asbestos, polychlorinated biphenals, noise or radiation, each as amended and as now or hereafter in effect.

		"ERISA" means the Employee Retirement Income Security Act of
1974, as amended.

		"eRT" means eResearch Technology, Inc., a wholly owned subsidiary of the Buyer.

		"GAAP" means United States generally accepted accounting principles as in effect from time to time.

		"Health and Safety Requirements" shall mean all federal, state, local and foreign statutes, regulations, ordinances and other provisions having the force and effect of laws, all judicial and administrative orders and determinations, all contractual obligations and all common law concerning public health and safety, and worker health and safety, including without limitation all those relating to the presence, use, production, generation, handling, transportation, treatment, storage, disposal, distribution, labeling, testing, processing, discharge, release, threatened release, control, or cleanup of any hazardous materials, substances or wastes, chemical substances or mixtures, pesticides, pollutants, contaminants, toxic chemicals, petroleum products or byproducts, asbestos, polychlorinated biphenals, noise or radiation, each as amended and as now or hereafter in effect.

		"Knowledge" means actual knowledge.

		"Liability" means any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether future or become due), including any liability for Taxes.

		"License Agreement" means the Master Software License Agreement between eRT and the Seller.

		"Ordinary Course of Business" means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

		"PBGC" means the Pension Benefit Guaranty Corporation.

                "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

		"SEC" means the United States Securities and Exchange
Commission.

		"Securities Act" means the Securities Act of 1933, as amended.

		"Exchange Act" means the Securities Exchange Act of 1934, as amended.

		"Security Interest" means any mortgage, pledge, lien, encumbrance, charge or other security interest, other than (a) liens for Taxes not yet due and payable, (b) purchase money liens and liens securing rental payments under capital lease arrangements, and (c) other liens arising in the Ordinary Course of Business and not incurred in connection with the borrowing of money.

		"Service Agreement" means Service, Sales and Co-Marketing Agreement dated as of April 1, 2000 between Buyer's wholly owned subsidiary, eRT and the Seller.

		"Tax" means any federal, state, local or foreign, income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code Section 59A), custom duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

		"Tax Authority" means the Internal Revenue Service and any other domestic or foreign governmental authority responsible for the administration of any Taxes.

		"Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof required to be filed with any Tax Authority.

	2.	Purchase and Sale; Use of Proceeds.

                (a) Number of Shares. The Seller is selling to the Buyer, and the Buyer is purchasing from the Seller, (Confidential) shares of the Seller's Common Stock, representing, upon completion of the transaction, approximately (Confidential)% of the Seller's issued and outstanding Common Stock. The shares being purchased and sold pursuant to this Agreement are hereinafter sometimes referred to individually as a "Share" and collectively as the "Shares."

		(b)	Purchase Price.  The aggregate purchase price for the
Shares (the "Purchase Price") shall be $(Confidential). The Buyer agrees to pay the Seller the Purchase Price in cash payable by wire transfer or delivery of other immediately available funds.

                (c) Use of Proceeds. Seller shall use the proceeds from the sale of the Shares as follows: (i) $(Confidential) under the License Agreement; (ii) for infrastructure agreed upon in the Service Agreement
; and (iii) the balance for working capital and other corporate purposes.


	3.	Right of First Refusal.

		(a)	Grant.  Commencing on the Closing Date, the Buyer,
including its assignees, and any of its majority owned subsidiaries and its assignees, is hereby granted the right of first refusal (the "First Refusal Right") as set forth in this Section 3. In the event that a third party or group seeks to acquire the Seller or substantially all of Seller's business or assets by tender offer, merger, asset sale, stock sale or purchase, or other business combination (collectively, referred to as a "Sale Event"), which MAS has deemed an acceptable offer (the "Sale Offer") as determined by Board of Directors of MAS, the Buyer shall have the right to acquire the Seller, or such portion, as the case may be, in accordance with the terms of the Sale Offer, as more fully described in 3(c) hereof This First Refusal Right shall terminate and expire at the close of business on September 15, 2000.

                (b) Notice of a Sale Offer. In the event of a Sale Offer, the Seller shall promptly notify the Buyer, in writing, of the terms of the Sale Offer, including the purchase price, the other material terms of the transaction and the identity of the third party offeror (the
"Notice of Offer"). The date that the Buyer receives the Notice of Offer is hereafter defined as the "Notice Date."

                (c)     Exercise of First Refusal Right.   Buyer shall have the
First Refusal Right with respect to a Sale Offer. Buyer shall have thirty (30) calendar days commencing on the calendar day following receipt of Buyer of the Notice of Offer within which to inform Seller in writing that it exercises its First Refusal Right and will enter into the Sale Event on substantially similar structural terms and economic conditions as set forth in the Notice of Offer. In the event Buyer notifies Seller of its exercise of its First Refusal Right for a Sale
Event, Buyer and Seller shall cooperate in good faith in negotiating and executing customary definitive documentation and in taking such other action as is reasonably necessary and customary to consummate the Sale
Event on the same terms and conditions as set forth in the Notice of Offer.

                (d)     Non-Exercise of the First Refusal Right.  In the event
(i) the Seller does not deliver the Exercise Notice to the Seller prior
to the expiration of the 30-day exercise period   Buyer's First Refusal
Right shall terminate and be of no further force and effect with respect to the Sale Event which is the subject of the Notice of Offer, but will remain in effect with respect to any other Sale Event, including any material modification of a Sale Event which is the subject of a Notice of Offer with respect to which Buyer previously elected not to exercise its First Refusal Right.
	4.	Closing.

                (a) The Closing. The closing of the purchase of the Shares contemplated by this Agreement (the "Closing") shall take place at the office of the Buyer, on ________________, 2000, or at such other place, time and date as the Buyer and the Seller may mutually determine (the
"Closing Date").

		(b)	Deliveries at the Closing.  At Closing:

			(i)	Seller shall deliver to the Buyer a certificate
of most recent practicable date as to the corporate good standing of Seller issued by the Secretary of State of Delaware;

			(ii)	Seller shall deliver to Buyer a certified copy
of its Articles of Incorporation and Bylaws and resolutions of its Board of Directors authorizing and approving all matters in connection with the Agreement and the transactions contemplated thereby;

			(iii)	Seller's counsel shall deliver to Buyer an
opinion in the form and substance acceptable to the Buyer and its counsel, dated as of the Closing Date;

			(iv)	Seller and eRT shall execute and deliver the
Licensing Agreement;

			(v)	Seller and eRT shall execute and deliver the
Services Agreement;

			(vi) 	Seller shall deliver to Buyer one certificate
representing the Shares; and
                         (vii)  Buyer shall deliver the consideration
specified in Section 2(b) above.

	5.	Representations and Warranties of the Seller.   Subject to
the disclosures set forth on Seller's disclosure schedule, dated as of the date hereof and delivered herewith ("Seller Disclosure Schedule"), Seller represents and warrants to the Buyer as set forth in this Section
5. The inclusion of information on Seller's Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made therein if the information contained thereon would provide notice to a reasonable person of the existence of a fact or circumstance which would be contrary to the substance of the applicable representation and/or warranty. Subject to the foregoing, Seller represents and warrants to the Buyer as follows:

		(a)	Validity of Issuance.  The Shares being sold by the
Seller hereunder have been duly authorized, and, upon the issuance of such Shares to the Buyer in accordance with the terms and provisions of this Agreement, such Shares will be validly issued, fully paid and nonassessable.

		(b)	Organization, Qualification and Corporate Power.  The
Seller (i) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (ii) has the corporate power and authority to own its property and assets and to transact the business in which it is engaged and (iii) is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required except where any failure to be so qualified would not have a material adverse effect either individually or in the aggregate on Seller. The Seller has full corporate power and authority and all licenses, permits and authorizations necessary to carry on the business in which it is engaged and to own and use the properties owned and used by it. The Seller has delivered to the Buyer correct and complete copies of its certificate of incorporation and bylaws. The minute books (containing the records of meetings of the stockholders, the board of directors and any committees of the board of directors), the stock certificate books, and the stock record books of the Seller are complete, correct and accurate.

		(c)	Authorization, Validity and  Effect.  The Seller has
the requisite corporate power to execute, deliver and perform the terms and provisions of this Agreement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement by the Seller. This Agreement constitutes, and all agreements and documents described herein (when executed and delivered pursuant hereto for value received) will constitute, the valid and binding obligations of Seller enforceable in accordance with their respective terms, subject to applicable bankruptcy, insolvency, moratorium or other similar laws relating to creditor's rights and general principles of equity.

		(d)	No Consent Required.  No authorization, consent or
approval of, or exemption by, any governmental or public body or authority is required to authorize, or is required in connection with, the execution, delivery and performance of any of this Agreement, or the taking of any action contemplated hereby, by the Seller, except such authorizations, consents or approvals which the failure of Seller to obtain will not either individually or in the aggregate have a material adverse affect on the financial condition or results of operations of Seller.

		(e)	No Defaults.  No material default exists under any
agreement to which the Seller is a party or by which it is bound, which default, if not cured, would have a material adverse effect upon the financial condition or the results of operations of the Seller.

		(f)	No Violation.  Neither the execution and delivery of
this Agreement, nor compliance with any of the terms and provisions hereof, nor the consummation of any of the transactions herein contemplated will: (i) violate any law, statute, regulation, rule, order, writ, injunction, judgment, ruling, charge, decree or other restriction of any court or governmental department, commission, board, bureau, agency or instrumentality applicable to the Seller, or (ii) conflict or be inconsistent with, or result in any breach of, any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any lien, charge or encumbrance upon any of the property or assets of the Seller pursuant to the terms of any indenture, mortgage, deed of trust, agreement or other instrument, or result in the acceleration of, create any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Seller is a party or by which it may be bound or to which it may be subject, or (iii) violate any provision of any of the organizational documents of the Seller, including but not limited to its certificate of incorporation and bylaws.

                (g) Capitalization. The total number of shares of capital stock the Seller is authorized to issue is 11,000,000 shares, consisting of 10,000,000 shares of Common Stock and 1,000,000 shares of Preferred
Stock having a par value of $1.75 per share (the "Preferred Stock"). As of Closing Date 4,506,240 shares of Common Stock were issued;
outstanding and 50,000 shares of Common Stock were held in Treasury; and options to purchase an aggregate of(Confidential) were outstanding. As of the Closing Date, none of the shares of Preferred Stock are issued or outstanding.

	All of the issued and outstanding shares of Common Stock of the Seller have been duly authorized, are validly issued, fully paid, and nonassessable, and are held of record by 174 Seller's Disclosure Schedule, there are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Seller to issue, sell or otherwise cause to become outstanding any of its capital. There are no outstanding or authorized stock appreciation, phantom stock, profit participation or similar rights with respect to the Seller. There are no voting trusts, proxies or other arrangements or understandings with respect to the voting capital stock of the Seller.

		(h)	Subsidiaries.  The Seller does not own, directly or
indirectly, any equity or other ownership interest in any subsidiary, corporation, partnership, joint venture or other entity.

		(i)	Brokers' Fees.  The Seller has no liability or
obligation to pay any commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Buyer could become obligated.

		(j)	SEC Filings;  SEC Financial Statements.

			(i)	The Seller has filed all forms, reports and
documents required to be filed with the SEC since December 31, 1994, and has heretofore made available to Buyer, in the form filed with the SEC, its (A) annual reports on Form 10-KSB for the fiscal years ended October 31, 1999 and 1998 (including all amendments prior to the date hereof),
(B) all proxy statements relating to the Seller's meetings of its stockholders (whether annual or special) held since October 31, 1998 and
(C) all other forms, reports, registrations, schedules, statements and other documents required to be filed by the Seller since October 31, 1998 with the SEC pursuant to the Exchange Act or the Securities Act (as such documents referred to herein have been amended since the time of their filing, collectively, the "SEC Reports"). As of their respective dates, or, if amended, as of the date of the last such amendment, the SEC Reports, including without limitation, any financial statements or schedules included therein (the "SEC Financial Statements") (A) complied in all material respects with the applicable requirements of the Exchange Act and the Securities Act, as the case may be, and the applicable rules and regulations of the SEC promulgated thereunder, and
(B) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

			(ii)	The SEC Financial Statements have been
prepared from, and are in accordance with the books and records of the Seller, comply in all material respects with applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto, have been prepared in accordance with GAAP applied on a consistent basis throughout the periods involved (except as may be indicated in the notes thereto) and fairly presented the financial position of the Seller and its results of operation, cash flows and changes in financial position as of and for the periods indicated, except that the unaudited interim financial statements contained in the SEC Reports were or are subject to normal and recurring year-end adjustments.

		(k)	Events Subsequent to the Most Recent Fiscal Year End.
Except as disclosed in paragraph 5(k) of the Seller's Disclosure
Schedule, since October 31, 1999, the Seller has conducted its business only in the Ordinary Course of Business and there has not been any material adverse change in the business, financial condition, results of operations, or future prospects of the Seller. Without limiting the generality of the foregoing, since October 31, 1999:

			(i)	there have not occurred any events or changes
(including the incurrence of any liabilities of any nature, whether or not accrued, contingent or otherwise) having, individually or in the aggregate, a material adverse effect upon the present or future financial condition or the future results of operations of the Seller;

			(ii) 	the Seller has not sold, leased, transferred,
or assigned any of its assets, tangible or intangible, other than for a fair consideration in the Ordinary Course of Business;
                        (iii) the Seller has not entered into any agreement, contract, lease or license (or series of related agreements, contracts, leases, or licenses) either involving more than $(Confidential) or outside the Ordinary Course of Business;

			(iv)	the Seller has not delayed or postponed the
payment of accounts payable and other Liabilities outside the Ordinary Course of Business;

			(v)	there has been no change made or authorized
in the certificate of incorporation or bylaws of the Seller;

			(vi)	except as set forth in Seller's Disclosure
Schedule, the Seller has not issued, sold, or otherwise disposed of any of its capital stock, or granted any options, warrants or other rights to purchase or obtain (including conversion, exchange or exercise) any of its capital stock ;

                        (vii) the Seller has not made any loan to, or entered into any other transaction with, any of its directors, officers and employees outside the Ordinary Course of Business;

                        (viii) the Seller has not made or pledged to make any charitable or other capital contribution outside the Ordinary Course of Business;

                        (ix) there has not been any other material adverse occurrence, event, incident, action, failure to act or transaction outside the Ordinary Course of Business involving the Seller; and

			(x)	the Seller has not committed to any of the
foregoing.

		(l)	Undisclosed Liabilities.  The Seller has no Liability
(and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against the Seller), except for (i) material Liabilities set forth in the SEC Financial Statements (including in any notes thereto) and (ii) material Liabilities which have arisen after the most recent interim financial statements included in the SEC Financial Statements in the Ordinary Course of Business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement or violation of law) .

                (m) Legal Compliance. The Seller has materially complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings and charges thereunder) of federal, state , local and foreign governments (and all agencies thereof) and Seller has no Knowledge of any action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand or notice having been filed or commenced against it alleging any failures to so comply, except where any such noncompliance, or alleged noncompliance if proven, would not either individually or in the aggregate have a material adverse affect upon the financial condition or results of operations of Seller.

		(n)	Taxes.

			(i)	(A)  Subject to any extension which have been
obtained, Seller has timely filed with the appropriate Tax Authority all Tax Returns required to be filed by or with respect to the Seller, and such Tax Returns are true, correct and complete in all material respects; (B) all Taxes due and payable by the Seller, with respect to the taxable years or other taxable periods ending on or prior to the Closing Date have been or on or prior to the Closing Date will be, paid or adequately disclosed and fully provided for; (C) no Audits are pending or, to the Knowledge of the Seller, threatened with regard to any Taxes or Tax Returns of the Seller and there are no outstanding deficiencies or assessments asserted or, to the Knowledge of the Seller, proposed; (D) no issue has been raised by any Taxing Authority in any Audit of the Seller that if raised with respect to any other period not so audited could reasonably be expected to result in a proposed deficiency of any period not so audited that would have a material adverse effect upon the financial condition or results of operations of the Seller; (E) there are no outstanding agreements, consents or waivers extending the statutory period of limitations applicable to the assessment of any Taxes or deficiencies against the Seller, and the Seller is not a party to any agreement providing for the allocation or sharing of Taxes; and (F) no powers of attorney with respect to Taxes of the Seller have been executed that will be outstanding as of the Closing Date.

			(ii)	The Seller has not filed a consent to the
application of Section 341(f) of the Code.

			(iii)	The Seller has not been a United States real
property holding company (as defined in Section 897(c)(2) of the Code) during the applicable period specified in Section 897(c)(1)(ii) of the Code.

			(iv)	No indebtedness of the Seller is "corporate
acquisition indebtedness" within the meaning of Section 279(b) of the Code.

			(v)	The Seller has not entered into any agreements
that would result in the disallowance of any tax deductions pursuant to
Section 280G of the Code.

			(vi)	There are no liens for Taxes upon any of the
assets of the Seller, except for Liens for Taxes not yet due and payable for which adequate reserves have been established on the Seller's balance sheet at October 31, 1999 included in the Seller's Annual Report on Form 10-KSB filed with the SEC prior to the date hereof in accordance with GAAP.

			(vii)	The Seller has disclosed all material Tax
elections to Buyer.

                (o)     Real Property.   Paragraph 5(o) of Seller's Disclosure
Schedule sets forth a complete list and description of all real property owned by the Seller (the "Real Property"). The Seller has good and marketable title to the Real Property. There are no existing or, to Seller's Knowledge, threatened proceedings, claims, condemnation proceedings, lawsuits, administrative actions, disputes or conditions affecting any Real Property that might curtail or interfere in any material respect with the use of such property, nor is an action of eminent domain pending or to the Knowledge of the Seller, threatened for all or any portion of the Real Property. Except as disclosed in paragraph 5(o) of the Seller's Disclosure Schedule, the Seller is not a party to any lease, assignment or similar arrangement under which the Seller is a lessor, assignor or otherwise makes available for use by any third party any portion of the Real Property. The Seller has obtained all appropriate material licenses, permits, easements and rights of way, including proofs of dedication, required to use and operate the Real
Property in all material respects in the manner in which the Real
Property is currently being used and operated.

                (p) Title and Condition of Properties. The Seller has good and marketable title, free and clear of all liens, to its personal property and assets shown on the most recent balance sheet of the SEC Financial Statements or acquired thereafter, except for (i) assets which have been disposed of to nonaffiliated third parties since the date of the most recent balance sheet of the SEC Financial Statements in the Ordinary Course of Business, liens or imperfections of title which are not, individually or in the aggregate, material in character, amount or extent and which do not materially detract from the value or materially interfere with the present or presently contemplated use of the assets subject thereto or affected thereby, and (iii) liens for current Taxes not yet due and payable.

		(q)	Intellectual Property.

			(i)	Paragraph 5(q) of the Seller's Disclosure
Schedule contains a true and complete list of all material (A) patents and patent applications, (B) trademark registrations and applications, (C) service mark registrations and applications, (D) Computer Software (as hereinafter defined)(excluding Computer Software generally available for purchase by the public), (E) copyright registrations and applications,
(F) unregistered trademarks, service marks, and copyrights, and (G)
Internet domain names used or held for use in connection with the business of the Seller, together with all licenses related to the foregoing.

			(ii)	The term "Computer Software" shall mean (A)
any and all computer programs and applications consisting of sets of statements and instructions to be used directly or indirectly in computer software or firmware whether in source code or object code form, (B) databases and compilations, including without limitation any and all data and collections of data, whether machine readable or otherwise, (C) all versions of the foregoing including, without limitation, all screen displays and designs thereof, and all component modules of source code or object code or natural language code therefor, and whether recorded on papers, magnetic media or other electronic or non-electronic device,
(D) all descriptions, flowcharts and other work product used to design, plan, organize and develop any of the foregoing, (E) all documentation, including without limitation all technical and user manuals and training materials, relating to the foregoing, and all Internet domain names and content contained on all world wide web sites of the Seller.

			(iii)	The Seller owns or has the valid right to use
all of the Intellectual Property used by it or held for use by it in connection with its business. The Seller is the sole and exclusive owner of all patents, patent applications, patent rights, copyrights, trademarks, trademark rights, trade names, trade name rights, and service marks, and all goodwill of the business associated therewith, trade secrets, registrations for and applications for registration of trademarks, service marks and copyrights, technology and know-how, Computer Software other than off-the-shelf applications and other confidential or proprietary rights and information made or used in connection with any of the foregoing, used or held for use anywhere in the world in connection with its business as currently conducted
(collectively, the "Intellectual Property"), free and clear of all material Liens.

                        (iv) All grants, registrations and applications for Intellectual Property that are used in and are material to the conduct of the business of the Seller as currently conducted (A) are valid, subsisting, in proper form and enforceable, and have been duly maintained, including the submission of all necessary filings and fees in accordance with the legal and administrative requirements of the appropriate jurisdictions and (B) have not lapsed, expired or been abandoned, and no application or registration therefor is the subject of any legal or governmental proceeding before any governmental, registration or other authority in any jurisdiction, except to the extent where the absence of such Intellectual Property would not have a material adverse effect upon the financial condition or results of operations of the Seller.

			(v)	To the Knowledge of the Seller, there are no
conflicts with or infringements of any Intellectual Property by any third party. The conduct of the respective businesses of the Seller as currently conducted does not conflict with or infringe in any way on any proprietary right of any third party. There is no claim, suit, action or proceeding pending or, to the Knowledge of the Seller, threatened against the Seller (A) alleging any such conflict or infringement with any third party's proprietary rights, or (B) challenging the ownership, use, validity or enforceability of the Intellectual Property.

			(vi)	The Seller is not, nor will it be as a result
of the execution and delivery of this Agreement or the performance of its obligations under this Agreement, in breach of any material license, sublicense or other agreement relating to the Intellectual Property, except where any such breach(es) will not individually or in the aggregate have a material adverse affect upon the financial condition or results of operations of Seller.

			(vii)	No former or present employees, officers or
directors of the Seller hold any right, title or interest directly or indirectly, in whole or in part, in or to any Intellectual Property.
		(r)	Contracts.

                        (i) The SEC Reports contain a list of all material contracts to which the Seller is a party or by which the Seller is bound.

			(ii)	The Seller has filed with the SEC a correct
and complete copy of each of the written agreements referenced in Section 5(r)(i) above.

			(iii)	With respect to each agreement referenced in
Section 5(r)(i) above, each agreement is: (A) legal, valid, binding, enforceable and in full force and effect; (B) will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby; (C) Seller has no Knowledge that any other party to any such agreement is in material breach or default, and Seller has no Knowledge that any event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement, and (D) Seller has no Knowledge that any other party has repudiated any provision of the agreement.

		(s)	Litigation.  There are no claims, judgments, orders,
decrees, rulings, charges, actions, suits, proceedings, (including, without limitation, arbitration proceedings), injunctions or alternative dispute resolution proceedings, or investigations pending or, to the Knowledge of the Seller, threatened against the Seller or any properties or rights of the Seller, before any court or quasi-judicial or administrative agency of any federal, state, local or foreign jurisdiction or before any arbitrator that, either individually or in the aggregate would be reasonably likely to have a material adverse effect upon the financial condition or the results of operations of the Seller. As of the date hereof, the Seller is not subject to any material outstanding order, judgment, injunction or decree.

		(t)	Employees.   To the best Knowledge of the Seller, no
executive, key employee or group of employees has any plans to terminate employment with the Seller. The Seller is not a party to any collective bargaining agreement. The Seller has not experienced any strike, grievance, claim of unfair labor practice or other collective bargaining disputes. The Seller has not committed any unfair labor practice. To the best Knowledge of the Seller, no organizational effort presently is being made or threatened by or on behalf of any labor union with respect to employees of the Seller. The Seller has complied in all material respects with all applicable laws relating to employment, employment discrimination and employment practices.

		(u)	Employee Benefit Plans (see MAS Employee Stock Option
Plan).

			(i)	Paragraph 5(u) of the Seller's Disclosure
Schedule sets forth a list of all "Employee Welfare Benefit Plans" (as defined in Section 3(l) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), "Employee Pension Benefit Plans" (as defined in
Section 3(2) of ERISA), employment agreements and all other bonus, stock option, stock purchase, benefit, profit sharing, savings, retirement, disability, insurance, incentive, deferred compensation and other similar fringe or employee benefit plans, programs or arrangements for the benefit of, or relating to, any employee of, or independent contractor or consultant to, the Seller (together, the "Employee
Plans"). With respect to each Employee Plan, the Seller has made available to Buyer true and complete copies of (A) all plan documents, as in effect on the date hereof, and will make available all other employee plans, together with all amendments thereto which will become effective at a later date, (B) the latest Internal Revenue Service determination letter, (C) the last filed Form 5500, (D) summary plan description, if any, and all modifications thereto communicated to employees, and (E) the most recent annual and periodic accounting of related plan assets, if any. Neither the Seller, its directors, officers, employees or agents has, with respect to any Employee Plan, engaged in or been a party to any "prohibited transaction," as such term is defined in Section 4975 of the Code or Section 406 of ERISA, which could result in the imposition of either a material penalty assessed pursuant to Section 502(i) of ERISA or a material tax imposed by Section
4975 of the Code, in each case applicable to the Seller or any Employee
Plan. All Employee Plans are in compliance in all material respects with the currently applicable requirements prescribed by all statutes, orders, or governmental rules or regulations currently in effect with respect to such Employee Plans, including, but not limited to, ERISA and the Code and, to the Knowledge of the Seller, there are no pending or threatened claims, lawsuits or arbitrations (other than routine claims for benefits), relating to any of the Employee Plans, which have been asserted or instituted against the Seller, any Employee Plan or the assets of any trust for any Employee Plan. Each Employee Plan intended to qualify under Section 401(a) of the Code, and the trusts created thereunder intended to be exempt from tax under the provisions of
Section 501(a) of the Code has received a favorable determination letter from the Internal Revenue Service to such effect or is still within the "remedial amendment period." No Employee Plan is a "Multiemployer Plan"
(as defined in Section 3(37) of ERISA) or is subject to Title IV of ERISA. The Seller has fully complied with the provisions of Section
4980B of the Code and Part 6 of Title I of ERISA.  The requirements of
COBRA have been met with respect to each such Employee Plan which is an Employee Welfare Benefit Plan. All contributions (including employer contributions and employee salary reduction contributions) which are due have been paid to each such Employee Plan which is an employee benefit pension plan and all contributions for any period ending on or before the Closing Date which are not yet due have been paid to each such employee benefit pension plan or accrued in accordance with the past custom and practice of the Seller. All premiums or other payments for all periods ending on or before the Closing Date have been paid with respect to each such Employee Plan which is an Employee Welfare Benefit
Plan.

			(ii)	All required reports and descriptions
(including Form 5500 Annual Reports, summary annual reports, PBGC-1s, and summary plan descriptions) have been timely filed and distributed appropriately with respect to each such Employee Plan.

			(iii)	The market value of assets under each such
Employee Plan which is an Employee Pension Benefit Plan equals or exceeds the present value of all vested and nonvested Liabilities thereunder determined in accordance with PBGC methods, factors and assumptions applicable to an Employee Pension Benefit Plan terminating on the date for determination.

		(v)	Guaranties.  The Seller is not a guarantor or
otherwise liable for any Liability or obligation (including indebtedness) of any other Person.

		(w)	Environmental Matters.  Except for matters disclosed
in paragraph 5(w) of the Seller's Disclosure Schedule:

			(i)	The Seller is in compliance with all
Environmental Laws, and the Seller has not received written notice of any outstanding allegations by any person or entity that the Seller is not or has not been in compliance (unless such non-compliance has been cured) with any Environmental Laws.

			(ii) 	The Seller currently holds all material
permits, licenses, registrations and other governmental authorizations and financial assurances required under any Environmental Laws for the Seller to operate its business except for such permits, licenses, registrations and other governmental authorization and financial assurances, the failure of the Seller to hold is not reasonably expected to result in a material adverse effect upon the financial condition or the results of operations of the Seller.

			(iii)	To the best of the Seller's Knowledge, there
is no asbestos or asbestos-containing materials in or on any real property, buildings, structures or components thereof currently owned, leased or operated by the Seller. To the best of the Seller's Knowledge, there are and have been no underground or aboveground storage tanks (whether or not required to be registered under any applicable law), dumps, landfills, lagoons, surface impoundments, sumps, injection wells or other disposal or storage sites or locations in or on any property currently owned, leased or operated by the Seller for any matter that is reasonably expected to result in a material adverse effect upon the financial condition or the results of operations of the Seller.

			(iv)	The Seller has not received (A) any
communication from any person stating or alleging that it is or may be a potentially responsible party under any Environmental Law (including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and any state analog thereto) with respect to any actual or alleged environmental contamination or (B) any request for information under any Environmental Law from any governmental agency or authority or any other person or entity with respect to any active or alleged environmental contamination or violation.

			(v)	The Seller is not a party to any pending
judicial or administrative proceedings alleging that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and any state analog thereto) or otherwise liable or responsible with respect to any actual or alleged environmental contamination.

			(vi)	No governmental agency or authority, or any
other person or entity is conducting and has not conducted (nor is proposing or threatening to conduct) any environmental remediation or investigation of the Seller.

		(x)	Health and Safety.  The Seller has not received any
written or oral notice, report or other information regarding any actual or alleged violation of Health and Safety Requirements, or any Liabilities, including any investigatory, remedial or corrective obligations, relating to Seller or its facilities arising under Health and Safety Requirements.


		(y)	Insurance Policies.  All material policies of fire,
liability, workmen's compensation and other similar forms of insurance owned or held by the Seller are in full force and effect, and no notice of cancellation or termination has been received with respect to any such policy. Such policies are valid, outstanding and enforceable policies, and will not in any way be affected by, or terminate or lapse by reason of, the transactions contemplated by this Agreement. Such policies, provide, to the Knowledge of the Seller, insurance coverage that is adequate for the assets and operations of the Seller. Since October 31, 1997, the Seller has been covered by insurance in scope and amount customary and reasonable for the business in which it has engaged during such period.

	6.	Representations and Warranties of the Buyer.  The Buyer
represents and warrants to the Seller that the statements contained in this Section 6 are correct and complete as of the date of the Closing Date. The Buyer represents and warrants to the Seller as follows:

		(a)	No Registration of the Shares.  The Buyer understands
that: (i) the Shares are being sold to the Buyer under one or more exemptions from the registration provisions of the Securities Act; (ii) the Buyer is purchasing such Shares without being furnished any offering literature or prospectus other than the information set forth herein and publicly disseminated information regarding the Seller and its Common
Stock; and (iii) the sale of the Shares has not been examined by the SEC or by any agency charged with the administration of the securities laws of any state or other jurisdiction. The Buyer represents and warrants that it is an accredited investor as defined in Rule 501 under Regulation D of the Rules of the United States Securities and Exchange Commission under the Securities Act and that it has such Knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of an investment in the Shares and of making an informed investment decision with respect thereto. The Buyer understands that the Seller is relying on the truth and accuracy of the representations, declarations and warranties made herein by the Buyer in selling the Shares hereunder without having first registered such Shares under the Securities Act or under the securities laws of any state or other jurisdiction.

		(b)	Investment Intent.  The Buyer confirms that: (i) it
understands that there are substantial restrictions on the transferability of the Shares and, accordingly, it may not be possible for it to liquidate its investment in the Shares in case of emergency;
and (ii) it is able to bear the economic risk of this investment in the Shares, to hold the Shares for an indefinite period of time, and currently to afford a complete loss of this investment. The Shares being acquired by the Buyer hereunder are being acquired in good faith solely for its own account, for investment purposes only, and are not being purchased with a view to or for the resale, distribution, subdivision or fractionalization thereof. The Buyer does not have any contract, undertaking, understanding, agreement or arrangement, formal or informal, with any person to sell, transfer or pledge to any person the Shares being acquired hereunder, or any part thereof, and has no current plan to enter into any such contract, undertaking, agreement or arrangement. The Buyer understands that the legal consequences of the foregoing representations and warranties are that it must bear the economic risk of this investment in the Shares for an indefinite period of time because the Shares have not been registered under the Securities Act.

		(c)	Decision to Invest.  The Buyer confirms that, in
making its decision to invest in the Shares, it has relied solely upon independent investigations made by it or its representatives and advisors, and that it and such representatives and advisors have been given the opportunity to ask questions of, and to receive answers from, management of the Seller with respect to the Seller and the Seller's Common Stock.

                (d) Organization of the Buyer. The Buyer is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation.

		(e)	Authority.  The Buyer has the corporate power to
execute, deliver and carry out the terms and provisions of this Agreement and has taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement by the Buyer. This Agreement constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions.

		(f)	No Consent Required.  No authorization, consent or
approval of, or exemption by, any governmental or public body or authority is required to authorize, or is required in connection with, the execution, delivery and performance of any of this Agreement, or the taking of any action contemplated hereby, by the Buyer, except those that have been obtained or are available.

		(g)	No Violation.  Neither the execution and delivery of
this Agreement, nor compliance with any of the terms and provisions hereof, nor the consummation of any of the transactions herein contemplated will not violate any provision of any of the organizational documents of the Buyer, including but not limited to its charter and bylaws.

		(h)	Brokers' Fees.  The Buyer has no liability or
obligation to pay any commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which the Seller could become obligated.

	7. 	Securities Law Matters and Restrictions on the Shares.

		(a)	Permitted Transfers.

			(i)	The Buyer understands and agrees that the
Shares being purchased hereunder may be transferred by it only pursuant to (A) a public offering thereof registered under the Securities Act, (B) Rule
144 of the SEC (or any similar rule in force at the time of such transfer) if such rule is available, and (C) any other legally available means of transfer.

			(ii)	In connection with the transfer of any
Shares, the Buyer shall deliver written notice to the Seller describing in reasonable detail the transfer or proposed transfer, together with an opinion of counsel that is knowledgeable in securities law matters and reasonably acceptable to the Seller, to the effect that such transfer may be effected without registration under the Securities Act and under applicable state securities laws.
		(b)	Restrictive Legend.  Each certificate for the Shares,
and any shares of capital stock received in respect thereof, whether by reason of a stock split or share reclassification thereof, a stock dividend thereon or otherwise, shall be stamped or otherwise imprinted with a legend in substantially the following form:

           THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES LAWS OF ANY STATE. THESE SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SUCH ACT AND APPLICABLE STATE SECURITIES LAWS.

		(c)	Current Public Information.  The Seller shall use its
best efforts to file all reports required to be filed by it under the Exchange Act and the rules and regulations thereunder and shall take such further action as any holder of any Shares may reasonably request, all to the extent required to enable any such holder to sell Shares pursuant to Rule 144 under the Securities Act (as such rule may be amended from time to time) or any similar rule or regulation then in force. Upon written request, the Seller shall deliver to any holder of any Shares a written statement as to whether it has complied with such requirements.

		(d)	Compliance with Securities Laws.  The Buyer
acknowledges that it is required to comply with the provisions of the Exchange Act and other applicable rules and regulations relating to its ownership of the Seller's Common Stock. The Buyer agrees to comply in all respects with the provisions of the Exchange Act and other applicable rules and regulations, to file all reports required to be filed by it thereunder and to supply the Seller with all information requested by it from time to time in order to permit the Seller to comply with the provisions of the Exchange Act and other applicable laws, rules and regulations.

	8.	Closing Covenants.  Each of the Parties agree as follows.

                (a)     General.   Each of the Parties will use its reasonable
best efforts to take all action and to do all things necessary, proper or advisable in order to consummate and make effective the transactions contemplated by this Agreement.

		(b)	Use of Proceeds.  Seller agrees to use the proceeds
from the sale of the Shares in accordance with Section 2(c) above.

		(c)	License Agreement.  The Seller and the Buyer's wholly-
owned subsidiary, eRT, shall enter into the Licensing Agreement.

		(d)	 Services Agreement.  The Seller and the Buyer's
wholly-owned subsidiary, eRT, shall enter into the  Services Agreement.

		(e)	Notices and Consents.  The Seller will give any
notice to third parties, and will use its reasonable best efforts to obtain any third party consents, if any, that the Buyer may reasonably request in connection with the matters in Section 5(f). Each of the Parties will give any notices to, make any filings with, and use its reasonable best efforts to obtain any required authorizations, consents and approvals of governments and governmental agencies in connection with the transactions contemplated herein.

		(f)	Right of First Refusal .   The Seller will not
engage in any practice, or take any action or enter into any transaction in violation of Section 3 of this Agreement.

		(g)	Preservation of Business.  The Seller will keep its
business and properties substantially in tact, including its present operations, physical facilities, working conditions and relationships with lessors, licensors, suppliers, customers and employees.

                (h) Full Access. The Seller will permit the Buyer, or its representatives, to have the full access accorded to shareholders of the Buyer and as authorized with respect to eRT under the License Agreement and the Services Agreement at all reasonable times, and in a manner so as not to interfere with the normal business operations of the Seller to all premises, properties, books, and records (including Tax records), contracts and documents of or pertaining to the Seller. No disclosure by the Seller hereunder shall be deemed to amend or supplement the Seller's Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty or breach of agreement.

		(i)	Notice of Developments.  The Seller will give prompt
written notice to the Buyer of any material adverse development causing a breach of any of the representations and warranties in Section 5 above. The Buyer will give prompt written notice to the Seller of any material adverse development causing a breach of any of the representations and warranties in Section 6 above.

	9.	Remedies for Breaches of this Agreement.

		(a)	Survival of Representations and Warranties.    All of
the representations, warranties, covenants, and obligations in this Agreement, the Seller's Disclosure Schedule, any certificates and documents delivered pursuant to this Agreement will survive for a period of one (1) year Closing.

                (b) Indemnification Provisions for the Benefit of the Buyer. In the event the Seller breaches (or in the event that any third party alleges facts that, if true, would mean the Seller has breached) any of its representations and warranties, and covenants contained herein, provided that the Buyer makes a written claim for indemnification against the Seller pursuant to the notification requirements of Section
10(g) below, then the Seller agrees to indemnify the Buyer from and against the entirety of any Adverse Consequences the Buyer may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Buyer may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, in the nature of, or caused by the breach or alleged breach.

		(c)	Matters Involving Third Parties.

                        (i) If any third party shall notify any Party (the "Indemnified Party") with respect to any matter (a "Third Party
Claim") which may give rise to a claim for indemnification against the other Party (the "Indemnifying Party") under this Section 10, then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is prejudiced.

			(ii)	Any Indemnifying Party will have the right to
defend the Indemnified Party against the Third Party Claim with counsel of the Indemnifying Party's choice reasonably satisfactory to the Indemnified
Party so long as (A) the Indemnifying Party notifies the Indemnified
Party in writing within 15 days after the Indemnified Party has given notice of the Third Party Claim that the Indemnifying Party will indemnify the Indemnified Party from and against the entirety of any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third
Party Claim, (B) the Indemnifying Party provides the Indemnified Party with evidence reasonably acceptable to the Indemnified Party that the Indemnifying Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder, (C) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom or practice materially adverse to the continuing business interests of the Indemnified Party, and (D) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

                        (iii) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with Section 9(c)(ii)
above, (A) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party
Claim, (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party
Claim without the prior written consent of the Indemnifying Party, not to be withheld unreasonably, and (C) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified party, not to be withheld unreasonably.
			(iv)	In the event any of the conditions in Section
9(c)(ii) are or become unsatisfied, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from the Indemnifying Party in connection therewith), (B) the Indemnifying Party will reimburse the Indemnified Party promptly and periodically for the costs of defending against the Third Party Claim (including reasonable attorneys' fees and expenses), and (C) the Indemnifying Party will remain responsible for any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this Section 9.

	(d)	Other Indemnification Provisions.  The foregoing
indemnification provisions are in addition to, and not in derogation of, any statutory, equitable, or common law remedy (including without limitation any such remedy arising under Environmental Laws and Health and Safety Requirements) any Party may have with respect to the transactions contemplated by this Agreement.

	10.	Miscellaneous.

		(a)	Press Releases.  No party shall issue any press
release or make any public announcement relating to the subject matter of this Agreement prior to Closing without the prior written approval of the other Party, provided, however, that any Party may make a public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case, the disclosing Party will use its reasonable best efforts to advise the other Party prior to making the disclosure).

                (b) No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns.

		(c)	Choice of Law.  This Agreement shall be construed and
enforced in accordance with and pursuant to the laws of the State of Delaware without giving effect to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware.

		(d)	Binding Effect.  This Agreement shall be binding upon
and inure to the benefit of the Parties hereto and their respective heirs, successors, personal representatives and assigns.

		(e)	Entire Agreement.  This Agreement, including the
documents referred to herein, constitutes the entire agreement between the Parties and supersedes any prior understandings, agreements or representations by or between the Parties, written or oral, to the extent they relate in any way to the subject matter hereof.

		(f)	  Counterparts.  This Agreement may be executed in
multiple counterparts, each of which shall be deemed an original
Agreement, and all of which shall constitute one Agreement to be effective as of the date of this Agreement.

                (g) Notices. All notices, requests or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person or by courier; sent by overnight courier, charges prepaid; or telegraphed, telexed or mailed by certified or registered mail, postage prepaid, to the address of the respective Party set forth below:

	If to the Buyer:

		Premier Research Worldwide, Ltd.
		30 South 17th Street
		Philadelphia, PA 19103-4001
		Attention:  Joel Morganrath, MD, Chairman and
			      Chief Executive Officer

		with a copy to:
		Duane, Morris & Heckscher LLP
		4200 One Liberty Place
		Philadelphia, PA  19103-7396
		Attention:  Sheldon M. Bonovitz, Esquire

	If to the Seller:

		Medical Advisory Systems Inc.
		8050 Southern Maryland Blvd.
		Owings, MD  20736
		Attention:

		(h)	Headings.  The section headings contained in this
Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

		(i)	Amendments.  No amendment of any provision of this
Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Seller.

                (j) Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not effect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.


	IN WITNESS WHEREOF, the undersigned have hereunto executed this Agreement the day and year first above written.

	MEDICAL ADVISORY SYSTEMS, INC.

	By:______________________________

	   Title:__________________________


	PREMIER RESEARCH WORLDWIDE, LTD.

	By:______________________________

	   Title:__________________________


Exhibit 99.10

May 15, 2000


Ronald Pickett
President
Medical Advisory Systems, Inc.
8050 Southern Maryland Boulevard
Owings, MD  20736


Dear Ron:

This will confirm the understanding and agreement (the "Agreement") between Ryan, Beck and Co., Inc. ("Ryan, Beck") and Medical Advisory Systems, Inc. (the "Company" or "Medical Advisory Systems") as follows:

     1. The Company hereby engages Ryan, Beck as the Company's financial advisor with respect to the Company's continuing review of strategic and financial planning matters.

     2. Ryan, Beck hereby accepts the engagement and in that connection agrees to:

(i) Undertake, in consultation with the Company, a study and analysis of the business, operations, financial condition and prospects of the Company;

(ii) Review with the Company its financial plan and analyze its strategic plans and business alternatives;

(iii) Meet with the Company's management and Board of Directors to discuss strategic alternatives and their financial implications; and

(iv) Provide the Company with assistance in obtaining a listing on the NASD Automated Quotation System.

     3. In connection with Ryan, Beck's engagement, the Company will furnish Ryan, Beck with any information concerning the Company, which Ryan, Beck reasonably deems appropriate and will provide Ryan, Beck with access to the Company's management, accountants, counsel and other advisors. The Company represents and warrants to Ryan, Beck that all such information concerning the Company will be true and accurate in all material respects and will not contain any untrue statement of material fact or omit to state material fact necessary in order to make the statements therein not misleading in light of circumstances under which such statements are made. The Company acknowledges and agrees that Ryan, Beck may be using and relying upon such information supplied by the Company and its officers, agents, and others and any other publicly available information concerning the Company without independent investigation or verification thereof or independent appraisal by Ryan, Beck of the Company or its business assets. In addition, Ryan, Beck will be kept fully informed of any events which might have a material effect on the financial condition of the Company.

     4. As compensation and in consideration for the services to be rendered by Ryan, Beck hereunder, the Company shall pay the following consideration to Ryan, Beck:

(i) At the signing of this Agreement, a non-refundable cash retainer of $(Confidential);

(ii) At the signing of this Agreement, the Company shall issue to Ryan, Beck warrants (the "Warrants") to purchase 75,000 shares of the Company's common stock in connection with this agreement. The Warrants shall be exercisable for a period of five years from the date hereof with an exercise price per share equal to ten dollars and fifty cents ($10.50). The terms of the Warrants shall be set forth in one or more agreements (the "Warrant Agreements") in form and substance reasonably satisfactory to Ryan, Beck and the Company. The Warrant Agreements shall contain customary terms, including without limitation, provisions for "cashless" exercise, change of control and anti-dilution provisions; and

(iii) On the first day of each quarter for the next eight (8) quarters, commencing on July 1, 2000, the Company shall pay to Ryan, Beck an additional non-refundable fee of $(Confidential).

     5. The Company shall reimburse Ryan, Beck for its reasonable out-of-pocket and incidental expenses incurred in connection with its engagement hereunder, promptly as requested, including reasonable fees and expenses of its legal counsel and those of any advisor retained by Ryan, Beck.

     6. Since Ryan, Beck will be acting on behalf of the Company in connection with its engagement hereunder, the Company agrees to the
indemnity and other provisions set forth in   Annex I attached hereto,
which is an integral part of this letter.

     7. If at any time during the term of this engagement and for the period of 12 months after the termination of this engagement (but in no event longer than 24 months from the date hereof), the Company or its subsidiaries: (i) disposes of any assets or businesses, including a sale or merger of the Company, Ryan, Beck will have the right to act as the Company's sole and exclusive advisor for all such dispositions pursuant to a separate engagement letter, upon customary terms for transactions of that size and nature; provided, however, that in the event the Company or its assets are sought to be acquired by Premier
Research Worldwide ("Premier") or its affiliates, Ryan, Beck shall have the right to serve as the sole and exclusive advisor to the Company for a fee of $(confidential), which may be increased based upon the Company's evaluation of Ryan, Beck's performance in connection with the assignment. If such transaction results from Premier exercising its existing right of first refusal to acquire the Company as a result of a proposed transaction involving a third party, then such fee shall be equal to the greater of $(Confidential) or as is customary; or (ii) decides to finance or refinance any indebtedness or to raise equity, Ryan, Beck will have the right to act as lead manager or placement agent with respect to such financing or refinancing. Any decision by Ryan, Beck to act as financial advisor in connection with dispositions, or lead manager or placement agent with respect to financings or refinancings would be contained in separate agreements, which would contain, among other matters, provisions for customary fees for transactions similar in size and nature and indemnification of Ryan, Beck. The agreements with respect to financing or refinancing would also include such conditions precedent as due diligence, current conditions and approval by the requisite committees, as well as customary representations and warranties.

     8. The initial term of this Agreement shall be for a period of two years and may be extended upon the mutual agreement of parties in writing. No termination of Ryan, Beck's engagement hereunder shall affect (i) the Company's obligation to pay fees to Ryan, Beck or to reimburse Ryan, Beck for expenses as provided for herein or (ii) the Company's obligations under the Indemnification Provisions.

     9. During the term of this Agreement, Ryan, Beck shall have the right to place advertisements in financial and other newspapers and journals upon the completion of a transaction or financing, at its own expense, describing its services to the Company hereunder.

     10. Any advice either oral or written, provided to the Company by Ryan, Beck hereunder shall not be publicly disclosed or made available to third parties without the prior written consent of Ryan, Beck. In addition, Ryan, Beck may not be otherwise publicly referred to without its prior written consent, which consent shall not be unreasonably withheld.

     11. The Company represents and warrants to Ryan, Beck that there are no brokers, representatives, or other persons, which have an interest in compensation due Ryan, Beck from any transaction contemplated herein.

     12. This agreement may not be assigned by either party without the prior written consent of the other. The benefits of this agreement shall inure to the benefit of the respective successors and permitted assigns of the parties hereto and the obligations and liabilities assumed in this Agreement by the parties hereto shall be binding upon their respective successors and permitted assigns.

     13. This agreement may not be amended or modified except in writing by all of the parties hereto and shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of laws.
Ryan, Beck is delighted to accept this engagement and looks forward to working with you on this assignment. Please confirm that the foregoing correctly sets forth our agreement by signing the enclosed duplicate of this letter in the space provided and returning it, whereupon this letter shall constitute a binding agreement as of the date first above written.


                                           RYAN, BECK & CO., INC.

                                           By______________________________
                                                    Randy F. Rock
                                                    Managing Director

ACCEPTED AND AGREED:

MEDICAL ADVISORY SYSTEMS, INC.

By______________________________
      Ronald Pickett
      President






                                Annex I


                      INDEMNIFICATION PROVISIONS

        Medical Advisory Systems, Inc. (the "Company") agrees to indemnify and hold harmless Ryan, Beck & Co., Inc. ("Ryan, Beck") to the fullest extent permitted by law, from and against any and all losses, claims, damages, obligations, penalties, judgments, liabilities, costs, expenses and disbursements (and any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including, without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation (whether or not in connection with litigation in which Ryan, Beck is a party), as and when incurred, directly or indirectly, caused by, relating to, based upon, arising out of or in connection with (a) Ryan, Beck acting for the Company including, without limitation, any act or omission by Ryan, Beck in connection with its acceptance of or the performance or non-performance of its obligations under an engagement letter, dated May 15, 2000, between Ryan, Beck and the Company, as it may be amended from time to time (the "Agreement"); (b) any untrue statement or alleged untrue statement of a material fact contained in, or any omission or alleged omission to state a material fact required to be stated or necessary to make not misleading statements made in any offering document produced pursuant to the Agreement, including any amendment thereof or supplement thereto, or similar statements or omissions in or from any other information furnished by or on behalf of the Company to Ryan, Beck or to any prospective investor/suitor pursuant to this Agreement, including any amendments thereof or supplements thereto, or any other activity on their behalf; (c) violations by the Company of any of its representations, warranties or agreements contained in or incorporated into the Agreement; (d) all or any portion of any transaction; or (e) the use of proceeds of any transaction; provided, however, such indemnity agreement shall not apply to any portion of any such loss, claim, damage, obligation, penalty, judgment, liability, cost or expense to the extent it is found in a final judgment by a court of competent jurisdiction (not subject to further appeal for whatever reason, including, without limitation, the failure to file an appeal in a timely fashion) to have resulted directly from the gross negligence or willful misconduct of Ryan, Beck.

	These Indemnification Provisions shall extend to the following:
Ryan, Beck, its parent company, their affiliated entities, directors, officers, employees, legal counsel, and agents of Ryan, Beck, its and the respective affiliates and controlling persons of Ryan, Beck within the meaning of the federal securities laws. All references to Ryan, Beck in these Indemnification Provisions shall be understood to include any and all of the foregoing.

	If any action, suit, proceeding or investigation is commenced, as to which Ryan, Beck proposes to demand indemnification, it shall so notify the Company with reasonable promptness; provided, however, that any failure by Ryan, Beck to notify the Company shall not relieve the Company from its obligations hereunder. Ryan, Beck shall have the right to retain counsel of its own choice to represent it, and the Company shall pay the fees, expenses and disbursements of such counsel; and such counsel shall, to the extent consistent with its professional responsibilities, cooperate with the Company and any counsel designated by the Company. The Company shall pay and be liable for any settlement of any claim against Ryan, Beck made with the Company's written consent, which consent shall not be unreasonably withheld. The Company shall not, without the written consent of Ryan, Beck, settle or compromise any claim or permit a default or consent to entry of any judgment in respect thereof unless such settlement, compromise or consent includes as an unconditional term thereof the giving by the claimant to Ryan, Beck of an unconditional and irrevocable release from all liability in respect of such claim.

	In order to provide for just and equitable contribution, if a claim for indemnification pursuant to these Indemnification Provisions is made but it is found in a final judgment by a court of competent jurisdiction (not subject to further appeal) that such indemnification may not be enforced in such case, even though the express provisions hereof provide for indemnification in such case, then the Company, on the one hand, and Ryan, Beck, on the other hand, shall contribute to the amount paid or payable by such indemnified persons as a result of such losses, claims, damages, obligations, penalties, judgments, liabilities, costs, expenses and disbursements in such proportion as is appropriate to reflect the relative benefits received by the Company, on the one hand, and Ryan, Beck, on the other hand from any transactions contemplated by the Agreement, and also the relative fault of the Company on the one hand and Ryan, Beck on the other hand, in connection with the statements, acts or omissions which resulted in such losses, claims, damages, obligations, penalties, judgments, liabilities, costs, expenses and disbursements and any other relevant equitable considerations shall also be considered. No person found liable for a fraudulent misrepresentation or omission shall be entitled to contribution from any person who is not also found liable for such fraudulent misrepresentation or omission. Notwithstanding the foregoing, Ryan, Beck shall not be obligated to contribute any amount hereunder that exceeds the amount of fees previously received by Ryan, Beck pursuant to the Agreement.

	The Indemnification Provisions and contribution agreements contained herein are in addition to any liability which the Company may otherwise have to Ryan, Beck and the other parties.

	Neither termination nor completion of the engagement of Ryan, Beck set forth in the Agreement nor any investigation made by or on behalf of Ryan, Beck or the Company shall effect these Indemnification Provisions and contribution agreements which shall remain and continue to be operative and in full force and effect.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDICAL ADVISORY SYSTEMS, INC.
                                            Registrant


Date:   December 8, 2000   By: /s/ Thomas M. Hall, M.D., M.I.M.
        ___________             _______________________________________
                                Thomas M. Hall, M.D., M.I.M.
                                Chief Executive Officer