Form 10KSB40
period 2000-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 2001-01-26
CIK 771252

================================================================================

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended October 31, 2000
                                   ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from  _______________ to _________________

                        Commission file number 2-98314-W
                                               ---------

                         MEDICAL ADVISORY SYSTEMS, INC.
                         ------------------------------
                  (Name of small business issuer in its charter)


             Delaware                                        52-1233960
  -------------------------------                        -------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)


  8050 Southern Maryland Blvd., Owings, MD                     20736
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)


                                 (301) 855-8070
                                 --------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X   No
                                                                 ---     --- .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year:  $9,377,016.

The aggregate market value of the voting stock held by non-affiliates as of January 15, 2001 was $11,293,379.

Common Stock, $.005 par value, 5,121,230 Shares of Common Stock Outstanding as of October 31, 2000

================================================================================

Item 1.  Description of Business.

Medical Advisory Systems, Inc. (the "Company" or "MAS"), NASDAQ/AMEX: "DOC", is a Delaware corporation incorporated on December 1, 1981, with its principal office located in Owings, Maryland. Its mailing address is: 8050 Southern Maryland Blvd., Owings, Maryland 20736 (telephone: 301-855-8070).

The Company provides medical assistance and technical products and services. The products and services offered by the Company include:

o 24-hour-a-day medical information to the public via the Internet, which provides real-time one-on-one online chats between licensed medical physicians and users.

o 24-hour-a-day medical information to individuals, groups, and associations via the telephone with licensed physicians on a pay per call basis.

o 24-hour-a-day medical advice to ships at sea, aircraft and remote locations worldwide, through a global telecommunications system, and ancillary services including training programs, medical record maintenance, and medical cost containment services.

o 24-hour-a-day call center services and assistance to multi-national corporations and the international travel industry and Health Maintenance Organizations (HMO's),

o    Application Service Provider (ASP) and WEB hosting services.

o 24-hour-a-day technical support services to users requiring Application Service Provider (ASP) or WEB hosting services

o Customized pharmaceutical and medical supply kits, which are sold to the maritime and aviation industries.

o    Medical and Clinical services including treatments using laser technology.

The Company provides services from its 24 hour-a-day facility located in Owings, Maryland. The Company utilizes an agent in Hong Kong to maintain relationships with maritime customers. The Company participates in a worldwide network of 24-hour call centers in 37 countries owned and operated by CORIS Group International of Paris, France. The Company owns 12% of CORIS. The Company also utilizes other centers both in and out the network to provide certain services outside the U.S.

a. History

For the past nineteen years Medical Advisory Systems, Inc. has maintained a proven, well-established system for delivering quality medical assistance services to the maritime and travel industries.

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

The Company expanded its services to international travelers by forming an alliance with SACNAS International of Paris, France, ("SACNAS") in 1994, and subsequently with other internationally recognized providers of travel assistance. In 1995 the Company entered into an agreement with SACNAS to create Assistance Services of America, Inc. ("ASA"). The Company owned a 50% interest in ASA. ASA marketed travel assistance products to the US under the tradename "Mondial Assistance". In March 1999 the Company sold all of its interest in ASA to SACNAS. In addition, the Company repurchased 295,378 shares of its own common stock held by SACNAS and SACNAS forgave a loan to the Company. In conjunction with the final sale by the Company of all of its interests in ASA to SACNAS, the Company entered into a lease and service agreement with ASA and SACNAS. Under this agreement, ASA rented office space in the Company's headquarters in Owings, Maryland and continued to use the Company to service its US medical and travel cases until January 31, 2000, at which time, ASA vacated the premises and the contract ended. In preparation for this transition, the Company entered into a strategic alliance with CORIS Group of Paris, France, and has continued to provide 24-hour call center services to this market.

In the first quarter of 1998 the Board of Directors outlined a challenge for MAS management to penetrate new medical assistance markets. The Company began investigating other business opportunities compatible with its existing business philosophy of providing actual "on duty" physicians specifically trained to deliver medical assistance via telecommunications on a 24 hours a day 7 days a week basis ("24/7"). Market research pointed the way towards the Internet as a new frontier and future for consumer service.

During the fourth quarter of fiscal 1998 the Company entered into a "Call Center Service Agreement" with AmericasDoctor.com, Inc. to provide real time online chats between doctors at the Company Call Center in Owings, Maryland and AmericasDoctor.com, Inc users via the Internet. The Company began providing "chats" for AmericasDoctor.com, Inc. in September 1998. During fiscal 1998 and the first half of fiscal 1999 the Company made equity investments in AmericasDoctor.com, Inc., reaching an equity position in April 1999 of 13.5% of AmericasDoctor.com's outstanding shares. In October 1999, AmericasDoctor.com, Inc. received funding from other sources, which diluted the MAS equity position to 5.3%. On January 6, 2000, the Call Center Service Agreement was again amended to extend the contract through July 1, 2003. In addition, the Company agreed to allow its interest to be further diluted to 2.3%.

The DocTalk, Inc. service was launched in October 1999. The Company began the development of this product in the early months of fiscal 1998 and continued during fiscal 1999. The DocTalk, Inc. service is a telephone based health and medical information service offering individuals the opportunity to receive answers to their medical questions directly and conveniently from a licensed physician 24 hours a day 7 days a week. The service is offered on a confidential pay per call basis providing valuable information on general medical topics to consumers at a time most convenient to them. This product has been repositioned for higher visibility on the AmericasDoctor.com website.

During fiscal year 2000 the Company formed two strategic business relationships with CORIS Group International, and eResearch Technology, Inc. These relationships were established to provide additional revenue streams while reducing the Company's dependence on Internet chats for future growth.

While the Company has continued to see significant interest by consumers who engage in real time medical information chats, via the AmericasDoctor.com portal, the Company has realized that the physician call center expertise can be leveraged to provide valuable services to additional participants within the healthcare market.

In March, 2000 the Company announced that Premier Research Worldwide ("PRWW Ltd.") had taken a 10% equity position in the Company for a total investment of $5.78 million and concurrently, eResearch Technology ("eRT"), a wholly owned subsidiary of PRWW Ltd. (NASDAQ: PRWW), finalized a sales, services and marketing agreement with MAS. Pursuant to the agreement, MAS will provide several services to assist eRT in deploying its suite of integrated proprietary clinical research software available to the pharmaceutical, medical device and biotechnology industries as well as to clinical research organizations (CROs).

Beginning in March 2000 the Company began to provide ASP and WEB hosting services in its current facility. Under an agreement with eRT the Company is required to build a communications and network center. The Company has begun construction of this new Technology Center and anticipates its completion in January 2001. Through the construction of the new Technology Center the Company is expanding its telecommunications and web-enabling infrastructure to become an Application Service Provider (ASP) for eRT's proprietary clinical research software. This service allows the customers of eRT worldwide to have real-time access to its full suite of software products on an as needed basis, minimizing the downtime for installation and training.

The Company expects to leverage its 24 hour a day, seven day a week ("24/7") physician center under a potential agreement with eRT to offer eRT's eSafetyNet, which is an electronic network that joins eRT's proprietary safety software application with physicians on a 24/7 basis to allow for medical expert reporting and analysis of adverse events. MAS' contracted base of physicians is expected to serve as the backbone for eSafetyNet. By allowing sponsors to have physicians obtain adverse reaction reports directly, eSafetyNet will not only help speed the clinical trials process by minimizing the delays and inaccuracies of adverse event reporting, but improve the quality of pre- and post- approval surveillance of drug and device adverse effects. In addition, eRT would train cardiologists at the Company's headquarters to assist in eECG, which provides for the electronic transmission and centralized analysis of electrocardiograms
(ECGs) used to monitor the cardiac effects of new therapies.

In July, 2000 the Company concluded its 12% purchase of CICP, the holding company for CORIS Group International ("CORIS") of Paris, France. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients, and operates 24/7 medical call centers in 37 countries. Through this purchase the Company took another step toward a truly global approach to the delivery of travel assistance, health information and services, the recruitment of potential clinical trial subjects and the improvement of adverse reaction and expert reporting in clinical trials. Dr. Hall is the MAS representative on the board of directors of CICP, the holding company of CORIS Group International in which MAS has 12% ownership.

MAS expects to utilize an Internet connectivity platform to create an electronic network for the CORIS 24/7 medical call centers. CORIS will assist in the development of International health information and clinical research application services, which will be managed from the Company's 24/7 physician-staffed call center in Owings, Maryland. The agreement calls for development of both International Internet medical "chat" services and foreign language chat services in the U.S. using the CORIS 24/7 call centers to provide the infrastructure and personnel

In September, 2000 the Company negotiated the release from its exclusive agreement with AmericasDoctor.com allowing MAS to pursue offering its real-time physician based Internet chat domestically to new customers. The contract had been modified earlier in the year to permit offering chat services overseas in support of the strategic CORIS relationship. As part of this agreement, AmericasDoctor.com will begin promoting MAS's telephone based DocTalk program on a revenue share basis. MAS agreed to purchase AmericasDoctor.com's communications and computer equipment that support the Internet chat, further enhancing the upgrade and expansion of the Company's technology infrastructure.

In October, 2000 the Company announced a letter of intent to discuss the possibility of jointly developing and promoting products and services with Drkoop.com, Inc. (NASDAQ-NM: KOOP), a health web site and leading Internet health network, which provides e-health solutions for both business and individual consumers. The goal of such a relationship would be to leverage the primary assets of both companies, adding new lines of services to the drkoop.com network and increasing potential revenue streams for both Companies.

b. Segments

Revenues from the Company's various segments can be broken down as follows:

                                                                October 31,
                                                          1999            2000
                                                          ----            ----
Interactive Medical Information Services                   71%              57%
24/7 Medical Response and Assistance Services              20               28
Pharmaceutical  Kits and Equip.                             7                7
ASP/WEB Hosting Services                                    0                6
Other                                                       2                2
                                                          100%             100%


INTERACTIVE MEDICAL INFORMATION SERVICES
----------------------------------------
This segment consists of two service components provided by our licensed physicians located in our 24/7 Medical Information Call Center. The first component is our DocChat service. In this service our physicians provide consumers with general medical information, via the Internet, by means of one-on-one confidential keyboard chats.

The second component is our DocTalk service. In this service our physicians provide medical information to individuals, groups, and associations via the telephone on a pay per call basis.

The September 2000 modification of the Call Center Service Agreement with AmericasDoctor.com released the Company from its exclusive agreement with AmericasDoctor.com. The Company is now afforded the opportunity to pursue offering its real-time physician based Internet chat domestically to new customers. Earlier this year, MAS and AmericasDoctor.com modified their agreement to permit the offering of the Company's chat services overseas, an approach being pursued through a strategic relationship with CORIS Group International. To date, MAS has performed over 1.5 million real-time chats for AmericasDoctor.com and will continue to provide this unique service through its contract period, which runs through July 2, 2003. As part of the agreement, AmericasDoctor.com is promoting Medical Advisory Systems telephone-based DocTalk program on a revenue share basis. MAS agreed to purchase AmericasDoctor.com's communication and computer equipment that support the Internet chat, further assisting in the Company's effort to upgrade and expand its technology infrastructure.

The physicians who work in the Company's Medical Information Call Center, do not practice medicine or in any way suggest specific treatment or consultation to the users, but seek to provide information on medical topics related to users' questions. The Call Center is staffed by over 50 physicians who have access to the latest medical literature and can electronically send printed information to users upon request. The service is provided 24 hours per day 7 days per week.


24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES
---------------------------------------------
A staff of communication specialists and physicians operating from the Company's Medical Telecommunications Response Center provide medical advice to people traveling anywhere in the world, 24 hours a day, 7 days a week. Assistance is provided by telephones, satellite, high frequency radio, fax and telex. The Company charges for its maritime medical advice services according to one of two methods. The subscriber can elect to have unlimited service for a flat annual fee or to have the service available on a timed per minute basis. Subscribers are responsible for all communication costs. Most US maritime customers have flat fee contracts that have terms of one to three years.

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

PHARMACEUTICAL KITS AND EQUIPMENT
---------------------------------
The Company sells a variety of kits containing pharmaceutical and medical supplies. Included in the kits are both prescription and nonprescription medications and controlled substances. The kits are designed following US government and international treaty guidelines and include the Company's Pharmaceutical Manual, which provides information on proper storage, use and inventory control. All medications are specially labeled for use in the Company's system. The Company directly supplies pharmaceuticals to its maritime and airline customers through the Company's warehouse facility. This facility stocks various commonly needed pharmaceuticals and supplies. This internalization of the supply function allows the Company to provide service for customers who often have time critical supply needs.

ASP/WEB HOSTING SERVICES
------------------------
The Company is equipped to provide Application Service Provider (ASP) and WEB hosting services. Currently our most significant customer for this service is eRT. MAS hosts eRT's proprietary software and is the exclusive ASP for eRT's eSafeteyNet/pharmaco-vigilance customers. The company's new state-of-the-art technology center, houses the ASP equipment supporting our current customers and allows for significant expansion.

OTHER
-----
The Company staffs and operates an outpatient health services clinic at its headquarters building in Owings Maryland. This clinic was established in 1998 and provides primary care and laser treatment for hair and tattoo removal. The clinic is operated during normal business hours. The Company also offers medical training services to the maritime industry on a recurring basis.

c. Markets

Interactive Medical Information Service
---------------------------------------
This business segment accounts for a substantial portion of the Company's revenue and utilizes recent advances in technology that permits one-on-one interactive, real-time communications over the Internet. MAS initially developed the Internet chat service through an exclusive, strategic relationship with AmericasDoctor.com. A recent amendment to the AmericasDoctor.com Call Center Service Agreement releases the Company from the exclusivity of providing chat services to AmericasDoctor.com and allows the Company to provide its chat services to other web sites. By integrating both the Internet chat and traditional telephone interfacing with our specially trained physician staff, the Company is able to provide a full suite of medical information services to both domestic and international healthcare programs.

Potential customers for the Company's interactive medical information services include; other e-health Internet sites seeking customized services to increase both traffic and customer retention, managed care service providers, both International and domestic travel insurance providers, as well as companies who facilitate the recruitment of participants for clinical trials.

24/7 Maritime Response and Assistance Services
----------------------------------------------

Maritime Response Services
--------------------------
There are three primary markets for Maritime Response Services

THE FIRST MARKET consists of 468 privately owned US flag ships that transport US goods to and from ports within the United States. For these vessels evacuations due to medical emergencies are complicated and expensive. Over 90% of the companies that operate these vessels utilize the services of the Company. Approximately two-thirds of these customers have adopted the Company's pharmaceutical program since it was introduced in 1983. The Company also has contracts with towing, research, commercial fishing vessels and oilrigs.

THE SECOND MARKET consists of ships owned by US and foreign companies, which carry US goods under flags of registry other than the US flag. Over 90% of all goods are shipped on the approximately 13,941 vessels, which fall in this category. Approximately 3% of this market segment utilize the services of our Company.

THE THIRD MARKET encompasses the balance of the world's ocean going vessels, in excess of 1,000 gross tons, and numbers around 13,000 vessels/units. The Company's ongoing effort to sell to this market is enhanced by the effort made to sell to the second segment as most of the companies operate vessels in both the US and worldwide. The further development of less expensive satellite communication equipment also makes this market more accessible. Although large in number, the ships comprising the second and third market segments historically are infrequent users of the service. This coupled with relatively high marketing costs led the Company into other markets such as assistance.

Assistance Services
-------------------
Assistance Services are marketed to insurance companies, multi-national corporations, and HMO's. Customers purchase assistance services to gain access to the Company's specialized 24-hour claims handling capabilities and international network and response capability. The availability of assistance services allows customers such as an insurance company to offer more attractive programs to policyholders while monitoring claims and controlling costs. Multi-national corporations are faced with the challenge of providing medical and operational services to their employees in foreign countries. The Company's specialized services function as an additional employee benefit and allow the client to control risk. HMO's provide managed health care by designating preferred health care providers or by employing doctors directly. However, enrollees who travel may not have direct access to these doctors. The Company's services allow HMO's to monitor and control claims for enrollees who travel outside the HMO catchment area. The Company also has the capability of assisting travelers to the U.S. on behalf of foreign insurance companies.

d. Competition

The Company is currently not aware of direct competitors to its Interactive Medical Information Services. However, the company does acknowledge that within the existing Internet medical arena there are many service providers and other physician groups that could launch a competing web site to deliver competing services. The Company believes its first to market status and strategic affiliation with AmericasDoctor.com and the company's other "Health.com" relationships provide a competitive advantage. However, there is no assurance that other companies will not commence operations on the Internet and generate greater competition than now exists.

The Company competes in the maritime medical advice market with a few foreign government-operated entities outside the United States. The company also knows of a few US companies as well as several hospitals that provide radio medical advice to ships at sea. While the Company believes it has a competitive advantage, the barriers to entry into the Company's major market are relatively low, and there can be no assurance that companies will not commence operations similar to those of the company and generate competition that does not now exist.

e. Looking Forward Towards New Business Development

The Company recently entered into a letter of intent to provide interactive medical information services through the Internet medical portal Drkoop.com. The intent of the relationship is for Drkoop.com to utilize MAS as an exclusive provider and technical host of physician live chats, e-mail and phone services and providing a convenient, reliable, timely and private source of medical and health information. The interactive services would be delivered under the drkoop.com brand, including live physician interaction via telephone and online chats. In addition, drkoop.com plans to develop co-branded micro-sites to serve as exclusive password-protected sites for customers of sponsors including existing drkoop.com hospital partners, health plans, employers and HMOs. The Company also plans to utilize connectivity between the CORIS 24/7 call centers to develop foreign language Internet chats and medical information services.

New services planned for the drkoop.com website would include a 24-hour call and e-mail service staffed by accredited physicians to facilitate real-time, confidential exchange of medical information; medical travel assistance, and clinical trial referrals through the eRT network of pharmaceutical and biotechnology customers. The strong drkoop.com customer base of more than two million registered users and trusted brand name, combined with MAS' unique technical support, contract physicians and other strategic global partners should enhance each Company's product offerings.

By combining the strengths of the MAS physician call center, and the extensive marketing reach of the drkoop.com site, the Company plans to launch a new Travel Medical Assistance and Insurance product. Expected to be a strong value proposition for consumers, the travel medical assistance and insurance product would provide timely, relevant worldwide information, as well as comprehensive travel assistance for the millions of American consumers traveling abroad without adequate medical or assistance coverage. Drkoop.com, in association with MAS, and targeted major insurance companies are joining forces to fill this significant gap in the American marketplace. Plans call for this product to be made available online through drkoop.com and a variety of Internet travel sites, as well as through traditional travel agencies.

The Company recently entered into a reseller agreement to offer eRT's full suite of clinical research software products and services in France. Per the agreement, MAS also has the right to provide certain ASP services to single site users of eRT software in France. Working in conjunction with CORIS Group International, MAS plans to create an eRT franchise "storefront" in France, hiring appropriate sales/marketing staff, and translating eRT promotional materials. Based on the results in France, CORIS centers may be used to introduce eRT software solutions in other countries.

f.  Regulation

The Company is licensed by the Federal Communication Commission to operate a limited coast, high frequency and single side bank ("SSB") radio station.

The Company is also monitored for the distribution of "controlled substances" by the US Department of Justice, Drug Enforcement Administration. The Company holds licensure from the Drug Enforcement Administration and the Maryland Board of Pharmacy for the distribution of pharmaceuticals. The Company does not hold any direct medical licenses but utilizes the services of licensed physicians.

At this time, there is little government regulation regarding medical information content on the Internet. The Company, however, takes care to monitor its Internet services to insure that only peer reviewed medical article and physician generated medical information is provided to Internet users. Physicians providing Internet chats do not engage in the practice of medicine and are trained and monitored to limit their chat activity to general medical information.

g.  Insurance

The Company maintains liability insurance for its operations. Physician personnel are contracted through professional associations of physicians that are covered by comprehensive professional liability insurance policies

h.  Personnel

The Company employs 36 full time employees, 12 in management, 21 in administration, clerical, and coordinator functions and 4 in technical functions. The Company has three full time physicians and over 50 physicians and medical professionals under contract to provide services to the Company. The Company contracts with Hall & Associates, and Hall and DocTalk Associates, PA for 24 hour-a-day medical services. The Company also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates, PA; and Hall and DocTalk Associates, PA.

Item 2 Description of Properties

The headquarters of the Company currently consists of a campus of three buildings: a 12,000 square foot facility that contains two custom designed Call Centers (staffed 24 hours-a-day) and administrative offices plus two additional buildings containing approximately 5,000 square feet, owned by the Company and located on 1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C.

MAS's Call Center is equipped with 90 telephone lines, 3 toll-free lines, telex, fax, and the ability to receive AED (Automated External Defibrillator) electrocardiograms. The center is also equipped with a high-frequency single side band ("SSB") radio station, licensed by the Federal Communications Commission (see Item 1, "Regulation"), and can operate on five specially designed frequencies that are free of other traffic. Arrangements with various relay stations around the globe give the company worldwide communications capabilities. A Lucent DEFINITY G3SI switch is used to route inbound and outbound calls. Emergency Transfer Panels are installed to transfer phone lines to the response center in the event of a failure in the main switch. All core telephone equipment is housed in a central computer room with an independent climate control system. All mission critical response center equipment is on battery backup devices. A 60 KW external generator powers all critical systems in the event of a power-failure. The generator may be refueled while running, providing indefinite power to the company's 24/7 Call Centers.

In July of 2000 the Company began construction of a fourth building at its headquarters site. This 4800 square foot building will contain the Company's Technology Center from which the Company will operate its ASP and web hosting services. The building meets strict FDA and industry standards required for the Company to host specialized proprietary software that allows clinical trial studies of new medications and medical devices to be managed. The building also houses an expanded, 2400 square foot warehouse to accommodate an expansion of the Company's pharmaceutical distribution services.

The Technology Center is protected by redundant, state-of- the art systems. The facility has an automatic FM200 fire suppressions system as well as significant fire rating on all walls, ceiling and floors. In addition, there are dedicated environmental controls and a fully redundant backup system to maintain temperature and humidity for the equipment. Entry into the facility is granted only to authorize personnel and is controlled by electronic key access. Data security is maintained at multiple levels through robust firewalls, as well as at the application level. All servers are designed in a RAID configuration to prevent data loss from hard disk failure. All mission critical data is backed up to tape daily and is stored in fireproof containers on site, with weekly and monthly tapes stored off-site facility.

Battery backup devices and a 300 KW external generator protect all equipment. The generator may be refueled while in use to provide unlimited run-time in the event of a power failure.

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

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company stock was traded on the OTC Bulletin Board from November 1, 1988 to July 29, 1999, at which time the stock began trading on NASDAQ/AMEX under the symbol "DOC".

Fiscal Year Ended October 31, 2000                     High            Low
                                                       ----            ---
                  First Quarter                       14 5/8         9 5/16
                  Second Quarter                      18 1/4         7 1/2
                  Third Quarter                       12 3/8         8
                  Fourth Quarter                      11 1/4         9

Fiscal Year Ended October 31, 1999                     High            Low
                                                       ----            ---
                  First Quarter                       14 1/2         1  1/4
                  Second Quarter                      25 3/4         8  3/4
                  Third Quarter                       29 7/8         15
                  Fourth Quarter                      17 7/8         8  3/4


The closing price on January 15, 2001 was $ 4.125. The Company has never paid a cash dividend on its common stock.

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

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's 1999 and 2000 financial statement and notes thereto, included elsewhere in this Form 10KSB (See Item 7).

                             Selected Financial Data

Years Ended October 31,                                1999                        2000
===========================================================================================================
REVENUE:
Interactive Medical Information Services               $  5,056,297       71.1%    $  5,336,625       56.9%
24/7 Medical Response and Assistance Services             1,421,913       20.0%       2,602,269       27.8%
Pharmaceutical Kits and Equipment                           497,125        7.0%         702,955        7.5%
ASP and WEB Hosting Services                                   --          --           588,750        6.3%
Other Services                                              133,161        1.9%         146,417        1.5%
-----------------------------------------------------------------------------------------------------------
Total Revenue                                             7,108,496      100.0%       9,377,016      100.0%
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Interactive Medical Information Services                  4,402,170       61.9%       4,714,748       50.3%
24/7 Medical Response and Assistance Services               538,888        7.6%       1,700,130       18.1%
Pharmaceutical cost of sales                                340,759        4.8%         456,666        4.9%
ASP and WEB Hosting Services                                   --          --            46,687         .5%
Other Services                                               90,988        1.3%         109,762        1.2%
Salaries and wages                                          760,552       10.7%       1,025,698       10.9%
Other selling, general and administrative                 1,908,984       26.9%       2,198,658       23.4%
Depreciation & amortization                                 178,850        2.5%         525,720        5.6%
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                  8,221,191      115.7%      10,778,069      114.9%
-----------------------------------------------------------------------------------------------------------
Operating loss                                           (1,112,695)     (15.7)%     (1,401,053)     (14.9%)

OTHER INCOME\ (EXPENSE):
Other income                                                 38,771        0.5%          51,628         .5%
Gain on sale of investment in joint venture                  62,287        0.9%            --          --
Interest income                                              49,641        0.7%         125,456        1.3%
Interest expense                                            (79,190)      (1.1)%        (22,704)       (.2)%
-----------------------------------------------------------------------------------------------------------
Total Other Income/Expense                                   71,509        1.0%         154,380        1.6%
-----------------------------------------------------------------------------------------------------------
Loss before equity in loss of
  affiliate and extraordinary
  item and income tax provision                          (1,041,186)     (14.7)%     (1,246,673)     (13.3)%
Equity in loss of affiliate                              (2,519,853)     (35.4)%           --          --
-----------------------------------------------------------------------------------------------------------
Loss before extraordinary item and
  income tax provision                                   (3,561,039)     (50.1)%     (1,246,673)     (13.3)%
Extraordinary gain                                          330,822        4.7%            --          --
-----------------------------------------------------------------------------------------------------------
Loss before income tax provision                         (3,230,217)     (45.4)%     (1,246,673)     (13.3)%
-----------------------------------------------------------------------------------------------------------
Income tax provision                                       (424,754)      (6.0)%           --          --
-----------------------------------------------------------------------------------------------------------
Net loss                                                 (3,654,971)     (51.4)%     (1,246,673)     (13.3)%

Preferred stock dividends                                   (48,950)      (0.7)%           --          --
-----------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders           $ (3,703,921)     (52.1)%   $ (1,246,673)     (13.3)%
-----------------------------------------------------------------------------------------------------------
Basic and diluted earnings/(loss) per share before
  extraordinary gain                                   $      (0.96)               $      (0.26)
Extraordinary gain                                             0.08                        --
-----------------------------------------------------------------------------------------------------------
Basic and diluted earnings/(loss) per share            $      (0.88)               $      (0.26)

Weighted average shares outstanding                       4,199,980                   4,871,738
===========================================================================================================

The Company's net loss for fiscal 2000 was $1,247,000 compared to a net loss of $3,704,000 in fiscal 1999. The net loss in the current year is primarily attributable to losses related to the Doc-Talk services of $556,000, non-cash consulting expenses related to options and warrants issued to outsiders totaling $820,000 and depreciation and amortization expense of $526,000 related to purchased software and acquisitions of information technology equipment which was partially offset by income from the Company's other segments.

INTERACTIVE MEDICAL INFORMATION SERVICES

Revenues increased from $5,056,000 in fiscal 1999 to $5,337,000 in fiscal 2000. Operating expenses increased from $4,402,000 in fiscal 1999 to $4,715,000 in fiscal 2000. Gross profits decreased from $579,000 in fiscal 1999 to $536,000 in fiscal 2000. The Company introduced its real time online Internet chat service in the fourth quarter of 1998. Since introducing this service the Company has continued to see increases in the volume of its real time online Internet chats. Beginning in the second quarter of fiscal 2000 the Company began to see a decline in the volume of its real time online Internet chats. The Company believes the reduced volume of real time online Internet chats is primarily due to the elimination, by AmericasDoctor.com, of unlimited access to the chat feature of the AmericasDoctor.com website. In September 2000, the Company and AmericasDoctor.com amended their Call Center Agreement. Under the amended agreement, MAS earns revenue based on a fixed fee per Internet chat plus a monthly access fee compared with a cost plus 20% fee for Internet chats under the previous agreement. The revision had no significant impact on revenues in fiscal 2000, however, revenue growth may be adversely impacted in fiscal 2001 as a result of the amendment to the Call Center Agreement.

As part of the amended Call Center Agreement, the Company has repositioned the Doc-Talk service on the AmericasDoctor.com website. The repositioning was prompted by the significant operating losses incurred by Doc-Talk in fiscal 2000. In an attempt to reduce these losses the Company reduced its Doc-Talk operations. The same group of physicians now provides both the Doc-Chat and Doc-Talk services. The Doc-Talk and Doc-Chat services are now included in as one segment. The fiscal 1999 amounts have been re-classified for comparison purposes.

24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES

Revenues increased 83.0% from $1,422,000 in 1999 to $2,602,000 in 2000.
Operating expenses increased 215.4% from $539,000 in 1999 to $1,700,000 in 2000. Gross profits increased 2.5% from $831,000 in 1999 to $852,000 in 2000. These increases are attributable to an increase in medical and assistance contracts with the Company directly passing through our external expenses and billing a fixed fee per case for the services provided to the client. For timed medical response cases we bill on a minute by minute basis along with the cost of external expenses.

PHARMACEUTICAL KITS AND SERVICES

Revenues increased 41.4% from $497,000 in 1999 to 703,000 in 2000. Operating expenses increased by 34.0% from $341,000 in 1999 to $457,000 in 2000. Gross profits increased by 57.7% from $156,000 in 1999 to $246,000 in 2000. The growth of the pharmaceutical department is the result of new and expanding customers and increased efficiency throughout the department.

ASP AND WEB HOSTING SERVICES

The Company began providing the ASP and WEB hosting services to eRT in April 2000. Under this agreement, the Company is paid a flat fee for providing its ASP services. During its first year of operations this segment generated a gross profit of $202,000.

OTHER

Revenues increased 9.8% from $133,000 in 1999 to $146,000 in 2000. Operating expenses increased 20.9% from $91,000 in 1999 to $110,000 in 2000. Gross profits decreased 11.9% from $42,000 in 1999 to $37,000 in 2000. This segment of the business consists of the training program and the primary care clinic. During 2000 the number of individuals trained increased resulting in an increase in gross profits.

SALARIES AND WAGES

Salaries and wages increased 34.8% from $761,000 in 1999 to $1,026,000 in 2000. The increase is due to salary and wage increases for existing employees as well as staffing for information technology and marketing employees.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased 15.2% from $1,909,000 in 1999 to $2,199,000 in 2000. This increase is due to an increase in non-cash compensation expense related to options and warrants from $756,000 in 1999 to $820,000 in 2000 and an increase in certain professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 193.9% from $179,000 in 1999 to $526,000 in 2000. The increase is primarily attributable to amortization expense of $317,000 related to purchased software acquired in April 2000.

OTHER INCOME AND EXPENSE

Other income increased 33.3% from $39,000 in 1999 to $52,000 in 2000. In 1999 the Company recorded a gain on the sale of its investment in ASA of $62,000. There was no comparable amount in 2000. Interest income increased 150.0% from $50,000 in 1999 to $125,000 in 2000. The increase is due to additional funds available in the Company's overnight investment account because of the sale of common stock during the fiscal year. Interest expense decreased 70.9% from $79,000 in 1999 to $23,000 in 2000. In 1999 a payment to SACNAS included $57,000 in interest expense. Beginning November 1, 1998 the Company began to record its investment in AmericasDoctor.com using the equity method. Accordingly, the Company has recorded its pro rata share of AmericasDoctor.com's loss, which was $2,520,000 in 1999. There is no comparable amount in 2000.

EXTRAORDINARY GAIN

In 1999 the Company recorded an extraordinary gain of $331,000 due to the forgiveness of debt from SACNAS. There is no comparable amount in 2000.

INCOME TAX PROVISION

In the fourth quarter of 1999 the Company recorded a 100% valuation allowance against its deferred tax assets in the amount of $425,000. The Company recorded this valuation allowance because the realization of those assets is dependent on future earnings, which are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $161,000 in 2000 and was due to the net loss partially offset by non-cash expenses and negatively impacted by an increase in accounts receivable and an decrease in accounts payable and accrued expenses and customer advances. Cash used in investing activities totaled $3,921,000 and is comprised primarily of the purchase of property and equipment with a net cost of $3,521,000, and investment in affiliates of $400,000. Capital expenditures were for the eRT computer programs and computer and internet equipment used to build new facilities. Cash provided by financing activities totaled $5,767,000 and is comprised of net proceeds from the issuance of common stock and exercise of stock options of $5,798,000 offset by principle payments on debt.

In fiscal 2001, the Company's cash requirements include minimum payments of $29,000 under both its operating and capital lease agreements. The Company anticipates additional capital expenditures of approximately $410,000 for the new building, furniture and fixtures, and computer related hardware and software in fiscal 2001.

The Company currently has a $500,000 credit agreement with a bank. At October 31, 2000 there is no outstanding balance. The agreement extends through October 2001. The Company believes that current levels of cash ($2,616,000 at October 31, 2000) together with cash from operations and its existing credit facilities will be sufficient to meet its capital requirements for the next twelve months.

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

Impact of Year 2000 Issue

The Company assessed its computer applications to insure their functionality with respect to the "Year 2000" millennium change. The Company upgraded its accounting software to bring the accounting applications into compliance with year 2000 processing. The cost of this upgrade was approximately $52,000. Presently, the Company has not incurred any material Year 2000 costs nor does the Company anticipate that any material costs will be incurred in the future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the fiscal year beginning November 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions

Item 7 Financial Statements.

Financial statements and supplementary data required by this item begin on page 14.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------


Board of Directors and Stockholders
MEDICAL ADVISORY SYSTEMS, INC.


We have audited the accompanying consolidated balance sheets of MEDICAL ADVISORY SYSTEMS, INC. and Subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AmericasDoctor.com, Inc., a former equity investee of the Company which investment was $639,171 and the share of net losses was $ 2,159,183 as of and for the year ended October 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for AmericasDoctor.com, Inc., is based solely on the report of the other auditors.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audits and, in 1999, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MEDICAL ADVISORY SYSTEMS, INC. and Subsidiaries as of October 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                           /s/ BDO Seidman, LLP



Washington, D.C.
December 15, 2000


                                                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                                                     CONSOLIDATED BALANCE SHEETS
================================================================================================================
                                                                               October 31,           OCTOBER 31,
                                                                                      1999                  2000
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash and cash equivalents                                                  $    931,949          $  2,615,842
   Accounts receivable, less allowance for doubtful accounts
     of $77,744 and $115,542                                                       444,396               482,202
   Inventories                                                                      25,108                46,526
   Prepaid expenses and other                                                       11,651                20,189
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                             1,413,104             3,164,759

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation
     and amortization (Notes 1 and 3)                                            1,042,653             1,620,847

PURCHASED SOFTWARE , at cost, less accumulated
   amortization of $317,123                                                             --             2,408,353

INVESTMENT IN AFFILIATES (Note 2)                                                  639,171             1,152,921

DEFERRED INVESTMENT ADVISORY COSTS (Note 6)                                        757,607               209,926

INTANGIBLE ASSETS, NET                                                              48,250                57,222
----------------------------------------------------------------------------------------------------------------

                                                                              $  3,900,785          $  8,614,028
----------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                                                     CONSOLIDATED BALANCE SHEETS
================================================================================================================
                                                                               October 31,           OCTOBER 31,
                                                                                      1999                  2000
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Current maturities of long-term debt (Note 3)                              $      3,395          $      3,719
   Current maturities of capital lease obligations (Note 3)                         25,769                29,428
   Accounts payable and accrued expenses                                           483,383               264,934
   Deferred income                                                                  31,677                21,699
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          544,224               319,780
----------------------------------------------------------------------------------------------------------------

Long-term debt (Note 3)                                                            131,230               126,661
Capital lease obligations (Note 3)                                                  98,793                68,424
Customer advances                                                                   57,944                    --
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  832,191               514,865
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Notes 9 and 10)

STOCKHOLDERS' EQUITY (Notes 4, 5, 6 and 7)
   Convertible preferred stock, par value, $1.75 par share; 1,000,000
     shares authorized; none issued or outstanding                                      --                    --
   Common stock; $.005 par value; 10,000,000 shares authorized;
     4,411,060 and 5,121,230 shares issued and outstanding                          22,054                25,605
   Additional paid-in capital                                                    8,164,041            14,437,732
   Accumulated deficit                                                          (5,073,918)           (6,320,591)
   Treasury stock, at cost (50,000 shares)                                         (43,583)              (43,583)
----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                       3,068,594             8,099,163
----------------------------------------------------------------------------------------------------------------

                                                                              $  3,900,785          $  8,614,028
----------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                 MEDICAL ADVISORY SYSTEMS, INC.

                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================================================
YEARS ENDED OCTOBER 31,                                                          1999                      2000
---------------------------------------------------------------------------------------------------------------
REVENUES:

Interactive medical information services                                   $5,056,297                $5,336,625
24/7 medical response and assistance services                               1,421,913                 2,602,269
Pharmaceutical kits and equipment                                             497,125                   702,955
ASP and WEB hosting services                                                       --                   588,750
Other services                                                                133,161                   146,417
---------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                              7,108,496                 9,377,016
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

Interactive medical information services (Note 4)                           4,402,170                 4,714,748
24/7 medical response and assistance services (Note 4)                        538,888                 1,700,130
Pharmaceutical kits and equipment                                             340,759                   456,666
ASP and WEB hosting services                                                       --                    46,687
Other services                                                                 90,988                   109,762
Salaries and wages                                                            760,552                 1,025,698
Other selling, general and administrative (Note 6)                          1,908,984                 2,198,658
Depreciation & amortization                                                   178,850                   525,720
---------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                    8,221,191                10,778,069
---------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                             (1,112,695)               (1,401,053)

OTHER INCOME/(EXPENSE):
Other income                                                                   38,771                    51,628
Gain on sale of investment in joint venture                                    62,287                        --
Interest income                                                                49,641                   125,456
Interest expense                                                              (79,190)                  (22,704)
---------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME/(EXPENSE)                                                   71,509                   154,380
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN LOSS OF AFFILIATE AND EXTRAORDINARY ITEM
AND INCOME TAX PROVISION                                                   (1,041,186)               (1,246,673)

Equity in loss of affiliate (Note 2)                                       (2,519,853)                       --
---------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM AND INCOME TAX PROVISION                    (3,561,039)               (1,246,673)


                                                                                 MEDICAL ADVISORY SYSTEMS, INC.

                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================================================



YEARS ENDED OCTOBER 31,                                                          1999                      2000
---------------------------------------------------------------------------------------------------------------

Extraordinary gain (Note 4)                                                   330,822                        --
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX PROVISION                                           (3,230,217)               (1,246,673)
---------------------------------------------------------------------------------------------------------------

INCOME TAX PROVISION (Note 8)                                                (424,754)                       --
---------------------------------------------------------------------------------------------------------------

NET LOSS                                                                   (3,654,971)               (1,246,673)

PREFERRED STOCK DIVIDENDS                                                     (48,950)                       --
---------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders                              $(3,703,921)              $(1,246,673)
---------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share before
   extraordinary gain                                                      $    (0.96)               $    (0.26)

Extraordinary gain                                                               0.08                        --
---------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                                           $    (0.88)               $    (0.26)

Weighted average shares outstanding                                         4,199,980                 4,871,738
---------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               MEDICAL ADVISORY SYSTEMS, INC.

                                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
=============================================================================================================
                                Preferred Stock            Common Stock
                            -----------------------------------------------      Additional       Accumulated
                              Shares      Amount        Shares      Amount     Paid-in-Capital      Deficit
-------------------------------------------------------------------------------------------------------------

Balance at October 31, 1998        --   $      --     3,819,938   $  19,100       $  3,825,093   $ (1,369,997)

Issuance of preferred stock,
   net of issuance costs      500,000     875,000            --          --          1,831,661             --

Warrants issued as additional
   issuance costs on
   preferred stock                 --          --        40,560         203           (124,808)            --

Conversion of preferred
   stock into common stock   (500,000)   (875,000)      500,000       2,500            872,500             --

Exercise of stock options
   and warrants for cash           --          --        86,500         433            237,720             --

Purchase of treasury shares        --          --            --          --                 --             --

Retirement of treasury shares      --          --      (295,378)     (1,477)          (114,786)            --

Payment of preferred dividends     --          --            --          --                 --        (48,950)

Warrants issued to outside
   third parties                   --          --       259,440       1,295          1,636,661             --

Net loss                           --          --            --          --                 --     (3,654,971)
--------------------------------------------------------------------------------------------------------------

Balance at October 31, 1999        --          --     4,411,060      22,054          8,164,041     (5,073,918)
--------------------------------------------------------------------------------------------------------------

Issuance of common stock, net      --          --       550,000       2,750          5,772,250             --

Issuance of common stock for
   investment in affiliate         --          --        10,000          50            113,700             --

Exercise of stock options
   and warrants for cash           --          --       140,180         701             21,799             --

Warrants issued to outside
   third Parties                   --          --            --          --            272,336             --

Issuance of common stock in
   settlement of trade payables    --          --         9,990          50             93,606             --

Net loss                           --          --            --          --                 --     (1,246,673)
--------------------------------------------------------------------------------------------------------------
Balance at October 31, 2000        --   $      --     5,121,230   $  25,605       $ 14,437,732   $ (6,320,591)
--------------------------------------------------------------------------------------------------------------

====================================================================
                                 Treasury     Stock
                                ---------------------
                                  Shares      Amount        TOTAL
--------------------------------------------------------------------

Balance at October 31, 1998        50,000   $ (43,583)   $ 2,430,613

Issuance of preferred stock,
   net of issuance costs               --          --      2,706,661

Warrants issued as additional
   issuance costs on
   preferred stock                     --          --       (124,605)

Conversion of preferred
   stock into common stock             --          --             --

Exercise of stock options
   and warrants for cash               --          --        238,153

Purchase of treasury shares       295,378    (116,263)      (116,263)

Retirement of treasury shares    (295,378)    116,263             --

Payment of preferred dividends         --          --        (48,950)

Warrants issued to outside
   third parties                       --          --      1,637,956

Net loss                               --          --     (3,654,971)
--------------------------------------------------------------------

Balance at October 31, 1999        50,000     (43,583)     3,068,594
--------------------------------------------------------------------

Issuance of common stock, net          --          --      5,775,000

Issuance of common stock for
   investment in affiliate             --          --        113,750

Exercise of stock options
   and warrants for cash               --          --         22,500

Warrants issued to outside
   third Parties                       --          --        272,336

Issuance of common stock in
   settlement of trade payables        --          --         93,656

Net loss                               --          --     (1,246,673)
--------------------------------------------------------------------
Balance at October 31, 2000        50,000   $ (43,583)   $ 8,099,163
--------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================================
YEARS ENDED OCTOBER 31,                                                                   1999              2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(3,654,971)      $(1,246,673)
   Adjustment to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                     178,850           525,720
     Bad debt expense                                                                   59,780            44,295
     Write-offs of accounts receivable                                                 (37,779)           (6,497)
     Extraordinary gain                                                               (330,822)               --
     Equity in loss of affiliate                                                     2,519,853                --
     Gain on sale of investment in joint venture                                       (62,287)               --
     Gain on settlement of trade payables                                                   --           (37,816)
     Compensation expense for options and warrants                                     755,746           820,017
     Deferred income taxes                                                             424,754                --
CHANGES IN ASSETS AND LIABILITIES, NET OF DIVESTITURES:
   Accounts receivable                                                                 212,050           (75,604)
   Inventories                                                                           1,637           (21,418)
   Prepaid expenses and other                                                           (6,307)           (8,538)
   Accounts payable and accrued expenses                                               337,368           (86,977)
   Deferred income                                                                     (39,899)           (9,978)
   Customer advances                                                                    57,944           (57,944)
   All other, net                                                                      (10,893)               --
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    405,024          (161,413)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in affiliates                                                         (2,499,024)         (400,000)
   Purchase of property and equipment, net                                            (178,101)       (3,521,239)
   Transfer to joint venture partner                                                  (155,196)               --
   Proceeds from sale of joint venture                                                  25,000                --
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (2,807,321)       (3,921,239)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of preferred stock, net of cost                                2,706,661                --
   Proceeds from sale of common stock, net of cost                                     238,153         5,775,000
   Exercise of stock options                                                                --            22,500
   Dividends on preferred stock                                                        (48,950)               --
   Purchase of treasury stock                                                         (116,263)               --
   Repayment of loans to banks and related parties                                     (24,686)          (30,955)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,754,915         5,766,545
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              352,618         1,683,893

Cash and cash equivalents at beginning of period                                       579,331           931,949
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the period                                     $   931,949       $ 2,615,842
----------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES



================================================================================

BASIS OF PRESENTATION   The consolidated financial statements include the
                        accounts of Medical Advisory Systems, Inc. (MAS or the
                        Company) and its wholly-owned subsidiaries, MAS
                        Laboratories, Inc., Doc-Talk, LLC, and TLC., Inc.
                        Significant intercompany accounts and transactions have been eliminated in consolidation.

                        Effective November 1, 1998, the Company began using the equity method of accounting for its investment in AmericasDoctor.com. The Company determined that the equity method was appropriate based on a combination of its strict ownership percentage, which increased from 8% in October 1998 to 13.5% in April 1999, coupled with the ability to influence the company. Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings and losses of the investee. The Company's prorata share of the net losses of AmericasDoctor.com was $2,519,853 for fiscal 1999, which served to increase the net loss per share by $0.60 in 1999. (See Note 2). The Company's ownership interest was reduced to 5.3% on October 31, 1999 and further reduced to 2.3% on January 6, 2000. Effective November 1, 1999, the Company discontinued using the equity method to account for its investment in AmericasDoctor.com and began to use the cost method.

                        In May 2000, the Company purchased a 12% ownership interest in CICP, the holding company for CORIS Group International ("CORIS"). The Company accounts for this investment using the cost method (See Note 2).


BUSINESS OPERATIONS     MAS provides interactive medical information services
                        via "chats" over the internet and telephone, provides medical advice to personnel on ocean-going vessels and other individuals or entities located outside the continental United States, provides clinical research software and WEB hosting services via the Company's call center and operates an out-patient medical clinic. MAS
                        Laboratories is currently inactive. The Company provides these various services through four operating segments as described more fully in Note 11.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES



================================================================================

RISKS AND UNCERTAINTIES The Company provides medical information and assistance services and related products and services through various methods of distribution. The majority of the Company's revenues result from providing medical information to the public via the internet under a contract with AmericasDoctor.com. AmericasDoctor.com has an exclusive contract with America Online (AOL) to be an anchor tenant on the AOL Health Page. Certain AOL subscribers can "chat" with the Company's doctors located in its call center, which is staffed 24-hours-a-day. The Company has amended its contract with AmericasDoctor.com to allow it to market its internet chat service to other foreign and domestic customers. The Company believes that the ability to market to new customers worldwide could ultimately lead to significantly greater internet chat revenue.

                        During fiscal 2000, the Company negotiated new strategic alliances in the 24/7 medical response and assistance and the application service provider services segments. The Company plans to develop new products and services which should, if successful, reduce the Company's dependence on internet chat revenue.


USE OF ESTIMATES        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions particularly regarding valuation of accounts receivable and purchased software, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


CONCENTRATIONS OF       Financial instruments and related items which
CREDIT RISK             potentially subject the Company to concentrations of
                        credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenue from AmericasDoctor.com, Inc. was $5,056,297 or 71% and $5,325,101 or 57% of consolidated revenues for fiscal
                        1999 and 2000, respectively.


CASH EQUIVALENTS        For purposes of the statements of cash flows, the
                        Company considers all temporary investments purchased with a maturity date of three months or less to be cash equivalents. The Company had temporary investments of $2,555,000 at October 31, 2000.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES



================================================================================

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


PURCHASED SOFTWARE      The Company capitalizes the cost of purchased software
                        which is ready for service. These direct costs are amortized using the straight-line method over five years which does not exceed the expected life of the software.
                        The Company regularly reviews the carrying value of the software and a loss is recognized when the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.


DEFERRED INVESTMENT     Deferred investment advisory and public relations costs
ADVISORY COSTS          consist of the estimated fair value of warrants issued
                        to certain third parties for public and investor relations services to be rendered over one, two and three-year periods, respectively (see note 6). These amounts are being amortized on a straight line basis over the lives of the service agreements.


IMPAIRMENT OF           Long-lived assets and certain identifiable intangibles
LONG-LIVED ASSETS       held and used by the Company are reviewed for impairment
                        whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.


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

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES



================================================================================

STOCK BASED             The Company accounts for stock based compensation using
COMPENSATION            the intrinsic value method prescribed in Accounting
                        Principle Board Opinion No. 25, "Accounting for Stock
                        Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial
                        Accounting Standards No. 123, "Accounting for Stock
                        Based Compensation" with respect to options and warrants granted to employees.


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


COMPREHENSIVE           Statement of Financial Accounting Standards No. 130,
INCOME                  "Reporting Comprehensive Income" ("SFAS 130"),
                        establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The
                        Company adopted SFAS 130 during the first quarter of fiscal 1999 and has no items of comprehensive income to report.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES



================================================================================

RECENT ACCOUNTING       In June 1998, the Financial Accounting Standards Board
PRONOUNCEMENTS          (FASB) issued Statement of Financial Accounting
                        Standards No. 133, "Accounting for Derivative
                        Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.


                        In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the fiscal year beginning November 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1. PROPERTY AND         Property and equipment consists of the following:
   EQUIPMENT

                                                           October 31,   OCTOBER 31,      Estimated
                                                                  1999          2000   Useful lives
                        ---------------------------------------------------------------------------
                        Land                                $   65,078    $   65,078
                        Buildings and improvement              955,802       955,802    10-20 years
                        Furniture, fixtures and equipment      814,476     1,212,782      3-5 years
                        Construction in progress                    --       374,984       20 years
                        ---------------------------------------------------------------------------
                                                             1,835,356     2,608,646

                        Less: Accumulated depreciation
                              and amortization                 792,703       987,799
                        ---------------------------------------------------------------------------

                                                            $1,042,653    $1,620,847
                        ---------------------------------------------------------------------------


                        The construction in progress relates to a new technology facility. As of October 31, 2000 the Company has spent approximately $375, 000. The Company expects to incur an additional $295,00 to complete the facility with occupancy scheduled for January 2001.


2. INVESTMENT IN        Investment in affiliates consists of the following:
   AFFILIATES

                                                      October 31,    OCTOBER 31,
                                                             1999          2000
                        -------------------------------------------------------
                        AmericasDoctor.com             $  639,171    $  639,171

                        CORIS                                  --       513,750
                        -------------------------------------------------------

                                                       $  639,171    $1,152,921
                        -------------------------------------------------------

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

                        The Company initially recorded the investment using the equity method and the excess of the investment over the Company's share of AmericasDoctor.com's net assets was recorded as goodwill which was assigned a five-year life. The investment balance at October 31, 1999 and 2000 represented the remaining balance of goodwill. The amortization expense was not material in fiscal 1999. On October 31, 1999, the Company's ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000 at which it remains at October 31, 2000. Effective November 1, 1999, the Company began to account for its investment using the cost method.

                        The following amounts have been derived from AmericasDoctor.com's audited financial statements. (Note
                        - fiscal 2000 financial information has not been presented due to the change to the cost method of accounting.)

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                                     YEAR ENDED
                                                                   SEPTEMBER 30,
                                                                           1999
                        -------------------------------------------------------

                        Revenue                                    $  1,245,244
                        Operating expenses                           21,765,895
                        -------------------------------------------------------


                        Loss from operations                        (20,520,651)

                        Interest expense, net                            98,134
                        -------------------------------------------------------

                        NET LOSS                                   $(20,618,785)
                        -------------------------------------------------------

                        Company's prorata share of
                           AmericasDoctor.com's net loss           $ (2,519,859)
                        -------------------------------------------------------


                        The balance sheet of AmericasDoctor.com
                        is summarized as follows:

                                                                   SEPTEMBER 30,
                                                                           1999
                        -------------------------------------------------------

                        Current assets                             $  1,566,424
                        Non-current assets                            2,983,734
                        -------------------------------------------------------

                        TOTAL ASSETS                               $  4,540,158
                        -------------------------------------------------------

                        Current liabilities                        $  2,471,500
                        Other liabilities                                17,176
                        Puttable common stock                        15,257,376
                        Redeemable convertible preferred stock        5,508,451
                        Stockholders' deficit                       (19,014,345)
                        -------------------------------------------------------

                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' DEFICIT                      $  4,540,158
                        -------------------------------------------------------

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                        In May 2000, the Company purchased 12% of the outstanding common stock of CORIS of Paris, France for $400,000 in cash and 10,000 shares of its common stock with a fair value of $113,750 for a total investment of $513,750. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients through an independent network of 24-hour call centers in 37 countries. The investment agreement with CORIS calls for the development of international internet medical "chat" services and foreign language chat services in the U.S, using CORIS 24-hour call centers to provide infrastructure and personnel. It also calls for CORIS to serve as the international arm of MAS' application service provider ("ASP") operations. This investment has been accounted for using the cost method.

                        Subsequent to year end the Company purchased a 15% ownership interest in Jaspin Interactive, Inc., ("Jaspin") a privately held company in Dulles, Virginia. The Company paid $159,000 and issued 40,000 shares of the Company's common stock in exchange for shares of Jaspin. Jaspin is an Internet and Online business solutions provider and software development company. Under the investment agreement, the Company will have the right to use Jaspin's proprietary software and will provide Application Software Provider and WEB hosting services to Jaspin.

3. LONG-TERM DEBT       Long-term debt consists of the following:
   AND BORROWING
   ARRANGEMENTS

                                                       October 31,   OCTOBER 31,
                                                             1999          2000
                        -------------------------------------------------------

                        Mortgage loan payable in
                        monthly installments of
                        $1,222, including interest
                        at 8.5% per annum, and a
                        balloon payment of $121,905
                        on January 3, 2003. The
                        note is collateralized by
                        a first deed of trust on the
                        Company's building and land      $134,625      $130,380
                        -------------------------------------------------------

                        Less current portion                3,395         3,719
                        -------------------------------------------------------

                                                         $131,230      $126,661
                        -------------------------------------------------------

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                        Aggregate maturities of long-term debt as of October 31, 2000 are as follows:

                        YEAR                                             Amount
                        --------------------------------------------------------

                        2001                                           $   3,719
                        2002                                               4,048
                        2003                                             122,613
                        --------------------------------------------------------
                                                                       $ 130,380
                        --------------------------------------------------------



                        The Company leases equipment under capital leases which are included in property and equipment at a cost of $146,689 at October 31, 1999 and 2000. Amortization expense related to assets under capital leases amounted to $29,337 for the years ended October 31, 1999 and 2000. As of October 31, 2000, future net minimum lease payments under capital leases are as follows:

                        Year                                             Amount
                        --------------------------------------------------------

                        2001                                           $  37,889
                        2002                                              37,889
                        2003                                              37,889
                        2004                                               3,157
                        --------------------------------------------------------

                        Total minimum lease payments                     116,824

                        Less: amount representing interest                18,972
                        --------------------------------------------------------

                        Present value of net minimum lease payments       97,852

                        Less: Current portion                             29,428
                        --------------------------------------------------------

                        Long-term capital lease obligation             $  68,424
                        --------------------------------------------------------


                        The Company has an unused $500,000 bank line of credit that extends through October 2001. Borrowings are unsecured and bear interest at the bank's prime rate.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



4. RELATED PARTY        Hall & Associates, P.A., Hall & AmDoc, Associates, P.A.,
   TRANSACTIONS         and Hall & DocTalk, Associates, P.A., which are owned by
                        the Company's Chief Executive Officer, Thomas M. Hall,
                        M.D., provide medical professional services to MAS.
                        Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During 2000 and 1999, the Company paid Hall & Associates, P.A., Hall & AmDoc,
                        Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $4,150,146 and $4,014,982, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either October 31, 1999 or 2000.

                        The Company entered into a cooperative venture with SACNAS International (trade name-Mondial Assistance) through ASA, the Company's former 50% owned joint venture. Additionally, as a result of its affiliation with SACNAS, the Company derived net revenues of approximately $245,000 during 1999 exclusive of the joint venture activities.

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

                        During 2000 the Company began construction of a new technology facility (See Note 1). The Company entered into an agreement with a contractor, whose owners are related to the Company's President and Chairman of the Board, to develop and construct the building. The amount of the contract, together with approved change orders was approximately $670,000 which management believes approximates the market value for the services rendered.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


5.  STOCKHOLDERS'       In February 1999, the Company sold 500,000 shares of
    EQUITY              Series A Convertible Preferred Stock for $6.00 per share
                        in a private placement. On May 1, 1999 all of the preferred stockholders elected to convert these shares into common stock based on the quoted fair market value.

                        On March 9, 2000, the Company sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide ("PRWW"), an unrelated third party. Concurrently, the Company and eResearch Technology, a wholly owned subsidiary of PRWW, executed a sales, service and marketing agreement. Under the agreement, which has a five-year term, the Company will assist eResearch Technology in deploying its suite of intergrated proprietary clinical research software to companies in the pharmacuetical, medical device and biotechnology industries, as well as clinical research organizations. As part of these agreements, the Company purchased a license for this clinical research software for approximately $2,725,000, which amount was capitalized in the accompanying balance sheet. Also, the Company will expand its telecommunications and internet infrastructure to become an application service provider for eResearch Technology's proprietary clinical research software. Further, the two companies will work to increase the efficiency and effectiveness of eResearch Technology's electronic network by utilizing the Company's base of contract physicians to use proprietary software, developed by eResearch Technology, which provides for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


6.  STOCK WARRANTS      In November 1998, the Company issued 300,000 warrants to
                        purchase the Company's common stock to a broker dealer as consideration for certain investment advisory services, including services related to the issuance of 500,000 shares of Convertible Preferred Stock in a private placement. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $742,250 based on the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of approximately 5.01% and expected life of approximately 5 years. The Company recorded $124,605 as a reduction in paid-in-capital in order to raise the effective commission paid to the broker dealer to 15% to more accurately reflect the commission rate for similar transactions being completed. The remaining $620,645 was recorded as deferred investment advisory fees and is being amortized over 36 months, the term of the service agreement. In June 2000, the Company established an investment advisory relationship with another investment banking firm. Accordingly, the Company wrote off the remaining deferred investment advisory fees of approximately $387,000 as of April 30, 2000. In addition, the Company issued warrants to purchase the Company's common stock to various marketing and public relations consultants. The terms of the consulting agreements vary from one month to one year. All of the warrants issued to third parties allowed them to purchase common stock for $3.00 to $12.00 per share for up to five years. There were no vesting requirements associated with these warrants. The Company determined the estimated aggregate fair value of these various warrants on the date of grant to be approximately
                        $895,706 based on the Black-Scholes valuation model described above. All of these warrants have been amortized into expense as of October 31, 2000.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                        In May 2000, the Company issued 75,000 warrants to purchase its common stock to an investment banking firm as consideration for providing investment advisory services for two years. The holder of the warrants may purchase 75,000 common shares at $10.50 per share, subject to adjustment as specified in the warrant agreement, for up to five years. There are no vesting requirements associated with these warrants. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $272,336 based on the Black- Scholes valuation model. The Company recorded the $272,336 as deferred investment advisory fees and is amortizing this cost to expenses over 24 months, the term of the agreement.

                        In 1999, the holders exercised 370,000 warrants while none were exercised in 2000. There were 130,000 and 205,000 warrants outstanding at October 31, 1999 and 2000, respectively.


7.  STOCK OPTIONS       The Company has a nonqualified stock option plan to
                        provide key employees and non-employees the opportunity to participate in equity ownership. Options may be granted at or below the fair market value of the stock and have a five-year life (increased to ten years in December 1999). Options granted to certain individuals vest ratably over three years. The Company has reserved
                        1,000,000 common shares for exercise of these stock options.

                        The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the
                        Company:

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                                        Exercise
                                                     Number            Price Per
                                                   of Shares             Share
                        --------------------------------------------------------
                        Options outstanding
                           October 31, 1999          405,000             $  0.50
                        --------------------------------------------------------
                        Options granted               16,500                1.25

                        Options exercised            (16,500)               1.25
                        --------------------------------------------------------
                        Options outstanding,
                            October 31, 1999         405,000                0.50
                        --------------------------------------------------------
                        Option granted               409,000               10.00

                        Option exercised            (140,180)               0.50

                        Options outstanding,
                           October 31, 2000          673,820     $0.50 to $10.00
                        --------------------------------------------------------
                        Weighted average price
                        of options outstanding                           $  6.27
                        --------------------------------------------------------


                        A summary of the stock options outstanding and exercisable as of October 31, 2000 is as follows:

                        ----------------------------------------------------------------------------
                                                   Weighted        Weighted                 Weighted
                                                    average         average                  average
                        Exercise       Number      remaining       exercise      Number     exercise
                         prices     Outstanding   life (years)       price    exercisable     price
                        ----------------------------------------------------------------------------
                        $  0.50       264,820         0.67         $  0.50      242,000      $  0.50
                        $ 10.00       409,000         6.50         $ 10.00        3,000      $ 10.00
                        ----------------------------------------------------------------------------

                        For SFAS No. 123 purposes, the weighted average fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.25% and 5.01% and expected volatility of 70% and 40% and an expected option life of 7 and 5 years for the years ended October 31, 2000 and 1999, respectively, and a dividend payout rate of zero for each year. Using these assumptions, the weighted average fair value of the stock options granted is $6.20 and $0.15 for 2000 and 1999, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                        If the Company had elected to recognize compensation expense based on the fair value at the grant dates for options issued under the plan described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earnings per (loss) share would have been changed to the pro forma amounts indicated below:

                        YEAR ENDED OCTOBER 31,                 1999                2000
                        -------------------------------------------------------------------
                        Net income (loss) applicable
                          to common shareholders:
                             as reported                    $(3,703,921)        $(1,246,673)
                             pro forma                       (3,742,921)         (1,453,021)

                        Basic and diluted earnings
                          (loss) per share:
                             as reported                    $     (0.88)        $     (0.26)
                             pro forma                      $     (0.89)        $     (0.30)
                        -------------------------------------------------------------------


8.  INCOME TAXES        The Company files a consolidated U.S. federal income tax
                        return. The Company determines deferred tax liabilities and assets based on the difference between financial statements and tax bases of assets and liabilities using presently enacted tax rates in effect for the year in which the differences are expected to reverse.

                        The tax effects of the temporary differences giving rise to the Company's deferred tax asset at October 31, 1999 and 2000 are summarized as follows:

                                                                1999                2000
                        -------------------------------------------------------------------
                        Equity in loss of affiliate         $ 1,033,000         $ 1,033,000
                        Net operating loss carry forwards       740,000           1,244,000
                        Allowance for doubtful accounts          32,000              47,000
                        Deferred income                          13,000               9,000
                        Accrued vacation                         12,000              14,000
                        Depreciation and amortization            42,000              18,000
                        -------------------------------------------------------------------
                        SUBTOTAL                              1,872,000           2,365,000

                        Valuation allowance                  (1,872,000)         (2,365,000)
                        -------------------------------------------------------------------
                        NET DEFERRED TAXES                  $        --         $        --
                        -------------------------------------------------------------------

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                        Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are uncertain. The Company continues to maintain a valuation allowance for the entire deferred tax asset at October 31, 1999 and 2000.

                        Due to net losses in fiscal 1999 and 2000 there is no current income tax provision. The income tax provision of $424,754 relates to the write-off of deferred tax assets in the fourth quarter of fiscal 1999.

                        As of October 31, 2000, the Company had net operating loss carry forwards of approximately $3,000,000 expiring between 2002 and 2020 available to offset future taxable income.


9.  RETIREMENT PLAN     In 1994, the Company adopted a Retirement Savings Plan
                        (Plan) in accordance with Section 401 (k) of the Internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan's agreement.
                        Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law. The Company provides for discretionary matching contributions to the Plan equal to a percentage of the participant's contributions. The
                        Company's contributions in 2000 and 1999 were $4,132 and $3,636, respectively.


10. COMMITMENTS AND     Presently, the Company leases three automobiles under
    CONTINGENCIES       non-cancelable operating leases. Minimum annual rental
                        commitments under these leases at October 31, 2000 are as follows:

                        2001                                             $29,402
                        2002                                              16,191
                        2003                                               6,588
                        --------------------------------------------------------
                                                                         $52,181
                        --------------------------------------------------------

                        Rent expense was $19,914 in 1999 and 2000, respectively.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



11. OPERATING           The Company has four operating segments: Interactive
    SEGMENTS            medical information services, 24/7 medical response and
                        assistance services, Pharmaceutical kits and equipment and ASP and WEB hosting services. The Interactive medical information services segment provides 24 hour a day medical information to the public via the internet as well as via the telephone to individuals, groups and associations. The 24/7 medical response and assistance services segment provides medical advice to ocean-going vessels and medical travel assistance services to multi-national corporations, the international travel industry and health maintenance organizations. The
                        Pharmaceutical kits and equipment segment provides customized pharmaceutical and medical supply kits to the maritime and aviation industries. The ASP and WEB hosting services segment allows the Company to function as an application service provider for a clinical software research provider and to provide other WEB hosting services. In 2000, the Company changed its business to offer both Interactive Internet chats and telephone chats to the same customer base using the same physicians. Accordingly, the Company views this as one segment and has reclassified fiscal 1999 amounts to be comparable with fiscal 2000. The Company evaluates performance based on the operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.

                                                 MEDICAL ADVISORY SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


YEARS ENDED OCTOBER 31,                              1999               2000
-------------------------------------------------------------------------------

REVENUES:

Interactive medical information services          $5,056,297         $5,336,625
24/7 medical response and assistance services      1,421,913          2,602,269
Pharmaceutical kits and equipment                    497,125            702,955
ASP and WEB hosting services                              --            588,750
Other services                                       133,161            146,417
-------------------------------------------------------------------------------

TOTAL REVENUES                                     7,108,496          9,377,016
-------------------------------------------------------------------------------

OPERATING EXPENSES:

Interactive medical information services           4,477,287          4,800,594
24/7 medical response and assistance services        590,754          1,750,082
Pharmaceutical kits and equipment                    340,759            456,666
ASP and WEB hosting services                              --            386,657
Other services                                        90,988            109,762
Unallocated corporate expenses                     2,721,403          3,274,308
-------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                           8,221,191         10,778,069
-------------------------------------------------------------------------------

INCOME/(LOSS) FROM OPERATIONS:

Interactive medical information services             579,010            536,031
24/7 medical response and assistance services        831,159            852,187
Pharmaceutical kits and equipment                    156,366            246,289
ASP and WEB hosting services                              --            202,093
Other services                                        42,173             36,655
Unallocated corporate expenses                    (2,721,403)        (3,274,308)
-------------------------------------------------------------------------------

TOTAL LOSS FROM OPERATIONS                        (1,112,695)        (1,401,053)
-------------------------------------------------------------------------------

EQUITY IN LOSS OF AFFILIATES:

Interactive medical information services          (2,519,853)                --

TOTAL                                             (3,632,548)        (1,401,053)
-------------------------------------------------------------------------------

Corporate interest, net                              (29,549)           102,752
Extraordinary gain                                   330,822                 --
Income tax provision                                (424,754)                --
Gain on sale of joint venture investment              62,287                 --
Other income                                          38,771             51,628
-------------------------------------------------------------------------------

NET LOSS                                         $(3,654,971)       $(1,246,673)
-------------------------------------------------------------------------------

                                                 MEDICAL ADVISORY SYSTEMS, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


                                                            October 31,
                                                  -----------------------------
                                                     1999               2000
-------------------------------------------------------------------------------

ASSETS:
Interactive medical information services          $1,199,052         $1,457,649
24/7 medical response and assistance services        553,835          1,162,084
Pharmaceutical kits and equipment                    139,325             99,789
ASP and WEB hosting services                              --          2,576,353
Other services                                            --              3,458
-------------------------------------------------------------------------------

TOTAL SEGMENT ASSETS                               1,892,212          5,299,333

Unallocated assets
   Cash                                              931,949          2,615,842
   Deferred investment advisory costs                757,607            209,926
   Prepaid expenses                                   11,651             18,881
   Property and equipment                            307,366            470,046
-------------------------------------------------------------------------------

Consolidated total assets                         $3,900,785         $8,614,028
-------------------------------------------------------------------------------



12. SUPPLEMENTAL DISCLOSURE
    OF CASH FLOWS INFORMATION


    YEARS ENDED OCTOBER 31,                          1999               2000
    ---------------------------------------------------------------------------

    Cash paid for interest                        $   80,029         $   22,704

    Disclosure of non-cash investing
       and financing activities:

    Fair value of warrants issued to
       non-employees                               1,637,956            272,336

    Issuance of common stock for
       investment in affiliate                            --            113,750

    Issuance of common stock in
       settlement of trade payables                       --             93,656


    Capital lease obligations                        146,689                 --

    Conversion of preferred stock
       to common stock                             2,706,661                 --

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In September 1999 the Company terminated its relationship with Stefanou & Company Certified Public Accountants. The Company engaged BDO Seidman, LLP as its independent auditors. In the last two years, there were no disagreements on matters of accounting and auditing between the Company and Stefanou & Company.

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

                                                                                        Age at
Name                              Positions with Company                            January 22,2001
-----------------------------     -----------------------------------------         ---------------
Ronald W. Pickett                 Chairman of the Board of Directors &                    53
                                  President

Thomas M. Hall, M.D., M.I.M.      Chief Executive Officer,                                48
                                  President of Hall & Associates, P.A.,
                                  President of Hall and DocTalk, Associates, P.A.
                                  Chief Physician of the Company,
                                  Director

Dale L. Hutchins, Ph.D.           Executive Vice President,                               37
                                  Chief Operating Officer,


Robert C. Snyder                  Chief Financial Officer,                                44
                                  Treasurer

Robert P. Crabb                   Secretary
                                  Director                                                53

Robert C. Goodwin, Jr.            Director (1)                                            59

George E. Harris, IV              Director (1)                                            58

(1)  Appointed as Director October 29, 1999.

Ronald W. Pickett is the founder of the Company, Chairman of the Board of Directors and President. He has been an officer and director of the Company since its inception in 1981. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 31 years.

Thomas M. Hall, M.D., M.I.M., is the Chief Executive Officer and a graduate of George Washington University School of Medicine, "with distinction" President of Hall & Associates, P.A., and Hall and DocTalk Associates, PA and has served as Chief Physician of the Company since 1982, and a director of the Company since March, 1992. Dr. Hall is a diplomat of the National Board of Medical Examiners, the American Board of Internal Medicine, and the American Board of Preventive Medicine (Certified Occupational Medicine Specialist). He is a member of Phi Beta Kappa and Alpha Omega Alpha honor societies. Dr. Hall also holds a Masters degree in International Management from the University of Maryland.

Dale L. Hutchins, Ph.D., is the Executive Vice President and Chief Operating Officer. He joined the company in 1982. . Dr. Hutchins has 20 years of experience in management, operations, technology and marketing. Dr. Hutchins also has considerable specialized knowledge and experience related to the Internet, call center technology and operations, and emergency management. He also has import, export, and foreign product representation experience. He holds a Ph.D. in business administration, as well as varied medical certifications. He is active in a wide range of charitable, industry, technology, and civic organizations.

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

Robert P. Crabb, has over 30 years of sales, marketing and public and private corporate management experience, His entrepreneurial expertise includes marketing and financial consulting and commercial and residential real estate development. Mr. Crabb serves the MAS as Corporate Secretary and Director

Robert C. Goodwin, Jr. currently serves as Executive Vice President and General Counsel of Chindex International, Inc. a publicly held US corporation engaged in the provision of health products and services in China. Prior to joining Chindex in 1992, Mr. Goodwin was engaged for a number of years in the private practice of law in Washington, DC, where he concentrated on international commercial law, representing numerous major US corporations.

George E. Harris, IV is co-founder and Chairman of VueCare, a home health care company. In 1979, Mr. Harris developed and implemented an original business plan for what became the basic model for the mail order pharmacy industry.

Item 10  Executive Compensation.

The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of the Company for services to the Company for the fiscal years ended October 31, 1998,1999 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term
                                               Annual Compensation                                 Compensation
                                                                                                       Awards
-------------------------------------------------------------------------------------------------------------------
                                                                                                     Shares of
                                                                                                 Common Stock
Name and                            Fiscal                                    Other Annual           Underlying
Principal Position                  Year         Salary         Bonus         Compensation             Options
-------------------------------------------------------------------------------------------------------------------
Thomas M. Hall, M.D., M.I.M.        2000     $   259,870     $       -0-      $       -0-              30,000
CEO and                             1999     $   257,362     $       -0-      $       -0-                 -
Chief Physician                     1998     $    61,538     $   110,231(1)   $    83,260(2)              -

Ronald W. Pickett                   2000     $   149,870     $       -0-      $    25,000(3)              -
Chairman of the Board,              1999     $   129,505     $       -0-      $    13,462(3)              -
President and Treasurer             1998     $    86,538     $       -0-      $         0                 -

Dale L. Hutchins, PhD               2000     $   116,793     $       -0-      $    23,077(3)           80,000

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

   (3) Received as compensation through DocTalk. LLC and Doc-Talk, Inc., wholly owned subsidiaries of Medical Advisory Systems.

Fiscal 2000 Options Grants
--------------------------

The following table sets forth information concerning grants of stock options to the Named Executive Officers and Directors made pursuant to the Company's Stock Option Plan that was originally effective as of June 21, 1993; the date the Plan was approved by the Board of Directors. The terms of this amended and restated Plan is March 1, 1998. The grants of stock options stated below happened during the fiscal year ended October 31, 2000:

                                       Stock Option Grants in Fiscal Year 2000

                                                 Individual Grants

                        Securities       Percent of                                     Potential Realizable Value
                        Underlying      Total Options       Exercise                      at Assumed Annual Rates
                         Options         Granted to            or                       of Stock Price Appreciation
                         Granted        Employees in       Base Price    Expiration           For Option Term
Name                       (#)           Fiscal Year         ($/sh)         Date            5%($)         10%($)
----                       ---           -----------         ------         ----            -----         ------
Thomas M. Hall           30,000              7.33%           $10.00        4/21/2010       $188,667       $478,122

Dale L. Hutchins         80,000             19.56%           $10.00        4/21/2010       $503,112     $1,274,992

Robert Goodwin            4,000              0.98%           $10.00        4/21/2010        $25,156        $63,750

George Harris IV          4,000              0.98%           $10.00        4/21/2010        $25,156        $63,750

The purchase price for Stock under each Option shall not be less than the fair market value of the Stock at the close of business on the date the Option is granted, but in no event lass than the par value of the Stock.

The Chief Executive Officer and the President of the Company received compensation in excess of $100,000 for the fiscal years ended October 31, 1999 and October 31, 2000. (See Item 12. "Certain Relationships and Related Transactions.")

Directors who are not officers of the Company receive $1,000 for each meeting of the Board of Directors and $500 for committees of the Board of Directors that they attend. Officers of the Company do not receive additional compensation for attending board meetings.

The Company has entered into employment agreements with Officers Pickett, Hall, Hutchins, and Snyder. The employment agreements are designed to assist the Company in maintaining a stable and competent management team. The continued success of the company depends to a significant degree on the skills and competence of its officers. The employment agreements provide for an annual base salary in an amount not less than the employees current salary and terms of three years for officers Pickett and Hall, four years for Hutchins, and one year for Snyder. The agreements provide for termination upon the employee's death or in the event of a "for cause" incident or upon certain events specified by federal regulations. The employment agreements are also terminable by the employee upon 30 to 90 days' notice to the Company.

Item 11  Security Ownership of Certain Beneficial Owners and
         Management.

The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of October 31, 2000 for each director and executive officer and for all directors and executive officers as a group:

                                           No. Shares
Name                                    Owned Beneficially     Percent of Class
----                                    ------------------     ----------------
Thomas M. Hall, M.D., M.I.M.              1,212,750 (1)             23.68%
8050 Southern Maryland Blvd.
Owings, Maryland  20736

Ronald W. Pickett                           535,890 (2)             10.46%
8050 Southern Maryland Boulevard
Owings, MD  20736

Dale L. Hutchins, Ph.D.                      138,201 (3)             2.69%
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert P. Crabb                              69,700 (4)               1.36
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert C. Snyder                             23,900 (5)               .47%
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert Goodwin Jr                             4,000 (6)               .08%
3710 Bradley Lane
Chevy Chase, MD  20815

George E. Harris IV                           4,000 (6)               .08%
P.O. Box 1126
Stevensville, MD  21666

All directors and executive officers      1,988,441
 as a group (7 individuals)
-------------------

   (1) Includes 2,900 shares owned by a family member in which Dr. Hall has indirect beneficial ownership, immediately exercisable options to purchase 200,000 shares at $.50 per share, immediately exercisable options to purchase 10,000 shares at $10.00 per share, and options to purchase 20,000 shares that will be vested at 10,000 shares per year over 2 years at $10.00/share.
   (2) Includes 203,000 shares owned by family members, associates, and 332,890 beneficially owned by Ronald W. Pickett and Cynthia P. Pickett (his spouse).
   (3) Includes immediately exercisable options to purchase 25,000 shares of MAS common stock at $.50/ share, immediately exercisable options to purchase 20,000 shares of MAS common stock at $10.00/share and 60,000 shares that will vest over the next three years at 20,000 per year at $10.00/share.
   (4) Susquehanna Development LLC, a marketing consulting company in which Mr. Crabb is the Managing Director, received these shares as compensation for marketing consulting services.
   (5) Includes options to purchase 12,000 shares of MAS common stock at $.50/share to be vest on May 8, 2001 and May 8, 2002 based on continued satisfactory employment.
   (6) Includes options to purchase 2,000 shares of MAS common stock at $10.00/share granted on 4/21/2000 and 2,000 shares granted on 6/23/2000. These options shall vest on 6/25/2000 and annually there after.

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

Item 12  Certain Relationships and Related Transactions.

Medical Staffing

The Company has agreements with Hall & Associates, P.A., Hall and AmericasDoctor.com Associates, Pa, and Hall and DocTalk Associates, PA, which are owned by Thomas M Hall, MD, MIM, the Company's Chief Executive Officer, to provide the Company with medical personnel as needed to staff its maritime and international travel operations. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During 2000 and 1999, the Company paid Hall & Associates, PA, Hall and AmericasDoctor.com, Associates, Pa and Hall and DocTalk Associates, PA a combined total of $4,150,146 and $4,014,982, respectively, in fees and professional liability insurance premiums. Dr. hall personally received a total of $1,000 in salary related to the administration of these companies, but no other fees or compensation. There were no amounts payable to these affiliates at either October 31, 1999 or 2000.

During 2000, the Company began construction of a new technology facility. The Company entered into an agreement with a contractor, whose owners are related to the Company's Chairman and President, to develop and construct the building. The amount of the contract was $610,000 which management believes approximates the market value for services rendered.

Item 13. Exhibits List and Reports on Form 8-K.

(a) A list of the exhibits filed as part of this report is found in the Exhibits Index.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICAL ADVISORY SYSTEMS, INC.


Date:    January 29, 2001     By:   /s/ Ronald W. Pickett
         ----------------           ---------------------------------------
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    January 29, 2001     By:   /s/ Ronald W. Pickett
         ----------------           ---------------------------------------
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President

Date:    January 29, 2001     By:   /s/ Thomas M. Hall, M.D., M.I.M.
         ----------------           ---------------------------------------
                                    Thomas M. Hall, M.D., M.I.M.
                                    Chief Executive Officer
                                    Director
                                    (Principal Executive Officer)


Date:    January 29, 2001     By:   /s/ Robert P. Crabb
         ----------------           ---------------------------------------
                                    Robert P. Crabb
                                    Secretary
                                    Director

Date:    January 29, 2001     By:   /s/ Robert C. Goodwin, Jr.
         ----------------           ---------------------------------------
                                    Robert C. Goodwin, Jr.
                                    Director

Date:    January 29, 2001     By:   /s/ George E. Harris IV
         ----------------           ---------------------------------------
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

23.1            Consent of Independent Certified Public Accountants*

99.3            AmericasDoctor.com addendum #3 dated January 5, 2000*

99.4            Customized Services Administrators, Inc. agreement dated
                January 28, 2000*

99.9            PRWW Stock Agreement*

99.10           Ryan, Beck Letter of Agreement Financial Advisor*

99.11           AmericasDoctor.com addendum #4 dated September 21, 2000

99.12           Jaspin Interactive Inc. Stock Purchase Agreement

99.13           CORIS Investment Agreements
-------------------
*Incorporated herein by reference.