Form 10KSB40/A
period 2000-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 2001-03-07
CIK 771252

================================================================================


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


On March 9, 2000, the Company and eResearch Technology ("eRT"), a wholly owned subsidiary of Premier Research Worldwide, Ltd. ("PRWW"), entered into a services, sales, and co-marketing agreement and a master software license agreement. Pursuant to these agreements, the Company agreed to provide application software provider services to eRT and eRT licensed its proprietary software relating to trials, data and safety management to the Company. The Company purchased the license for approximately $2,725,000, payable to eRT, and eRT will pay the Company fees for its services. During fiscal year 2000 the Company recognized $588,000 of revenue from eRT for services rendered by the Company. The agreements expire on March 31, 2005 unless terminated previously, and may be renewed by the parties. Simultaneously with the execution of the agreements, PRWW purchased 550,000 shares of the Company's common stock for a total purchase price of $5,775,000.


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

Item 11  Security Ownership of Certain Beneficial Owners and
         Management.


To the best of the Company's knowledge, the following table sets forth the beneficial ownership of shares of Common Stock of the Company as of October 31, 2000 of each person known by the Company to own beneficially more than five percent(5%) of the outstanding common stock, each director and executive officer and all directors and executive officers as a group:


                                           No. Shares
Name                                    Owned Beneficially     Percent of Class
----                                    ------------------     ----------------
Thomas M. Hall, M.D., M.I.M.              1,212,750 (1)             23.68%
8050 Southern Maryland Blvd.
Owings, Maryland  20736

Ronald W. Pickett                           535,890 (2)             10.46%
8050 Southern Maryland Boulevard
Owings, MD  20736

Dale L. Hutchins, Ph.D.                      138,201 (3)             2.69%
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert P. Crabb                              69,700 (4)               1.36
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert C. Snyder                             23,900 (5)               .47%
8050 Southern Maryland Boulevard
Owings, MD  20736

Robert Goodwin Jr                             4,000 (6)               .08%
3710 Bradley Lane
Chevy Chase, MD  20815

George E. Harris IV                           4,000 (6)               .08%
P.O. Box 1126
Stevensville, MD  21666


Premier Research Worldwide, Ltd.            550,000                 10.74%
30 South 17th Street
Philadelphia, PA  19103-4001

All directors and executive officers      1,988,441                 38.83%
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

Item 12  Certain Relationships and Related Transactions.



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


On March 9, 2000, the Company and eRT, a wholly owned subsidiary of PRWW, an affiliate of the Company, entered into a services, sales, and co-marketing agreement and a master software license agreement. Pursuant to these agreements, the Company agreed to provide application software provider services to eRT and eRT licensed its proprietary software relating to trials, data and safety management to the Company. The Company purchased the license for approximately $2,725,000, payable to eRT, and eRT will pay the Company fees for its services. During fiscal year 2000 the Company recognized $588,000 of revenue from eRT for services rendered by the Company. The agreements expire on March 31, 2005 unless terminated previously, and may be renewed by the parties. Simultaneously with the execution of the agreements, PRWW purchased 550,000 shares of the Company's common stock for a total purchase price of $5,775,000.

Item 13. Exhibits List and Reports on Form 8-K/A.


(a) A list of the exhibits filed as part of this report is found in the Exhibits Index.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICAL ADVISORY SYSTEMS, INC.


Date:    February __, 2001     By:   /s/ Ronald W. Pickett
         -----------------          ---------------------------------------
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    February __, 2001     By:   /s/ Ronald W. Pickett
         -----------------          ---------------------------------------
                                    Ronald W. Pickett
                                    Chairman of the Board
                                    President

Date:    February __, 2001     By:   /s/ Thomas M. Hall, M.D., M.I.M.
         -----------------          ---------------------------------------
                                    Thomas M. Hall, M.D., M.I.M.
                                    Chief Executive Officer
                                    Director
                                    (Principal Executive Officer)


Date:    February __, 2001     By:   /s/ Robert P. Crabb
         -----------------          ---------------------------------------
                                    Robert P. Crabb
                                    Secretary
                                    Director

Date:    February __, 2001     By:   /s/ Robert C. Goodwin, Jr.
         -----------------          ---------------------------------------
                                    Robert C. Goodwin, Jr.
                                    Director

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


10(c)           March 9, 2000 Stock Purchase Agreement between      N.A.
                Medical Advisory Systems, Inc. and Premier
                Research Worldwide, Ltd.


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