Form 10QSB
period 2001-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 2001-03-23
CIK 771252

FORM 10-QSB
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the quarter ended January 31, 2001  ________________

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from  ______________ to _________________
                                          Commission file number  2-98314-W
                                _____________

                         MEDICAL ADVISORY SYSTEMS, INC.
                              ________________
                (Name of small business issuer in its charter)


        Delaware                                         52-1233960
 --------------------------------------      ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

  8050 Southern Maryland Blvd., Owings, MD                       20736
  -----------------------------------------                  ------------
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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]
  Issuer's revenues for its most recent fiscal quarter: $1,624,543.


Common Stock, $.005 par value                   5,161,230 Shares of Common
Stock Outstanding as of January 31, 2001



Item 1  FINANCIAL STATEMENTS

Medical Advisory Systems, Inc.
Consolidated Balance Sheets

                                                     October 31,    January 31,
                                                            2000           2001
Assets

Current
 Cash and cash equivalents                           $ 2,615,842    $ 2,268,410
 Accounts receivable, less allowance for doubtful
  accounts of $115,542 and $90,000                       482,202        459,725
 Inventories                                              46,526         48,718
 Prepaid expenses and other                               41,021         18,391
                                                     -----------    -----------

Total current assets                                   3,185,591      2,795,244

Property and equipment, at cost, less
 accumulated depreciation and amortization (Note 1)    1,620,847      1,730,378

Purchased software, at cost, less accumulated
 amortization of $317,123 and $454,246                 2,408,353      2,411,230

Investment in affiliates (Note 2)                      1,152,921      1,461,921

Deferred investment advisory costs (Note 4)              209,926        175,884

Intangible assets, net                                    36,390         33,003
                                                     -----------    -----------

                                                     $ 8,614,028    $ 8,607,660

See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                         -2-

Medical Advisory Systems, Inc.
Consolidated Balance Sheets
                                                     October 31,    January 31,
                                                            2000           2001

Liabilities and Stockholders' equity

Current
 Current maturities of long-term debt                $     3,719    $     3,826
 Current maturities of capital lease obligations          29,428         30,170
 Accounts payable and accrued expenses                   264,934        424,259
 Deferred income                                          21,699         19,283
                                                     -----------    -----------

Total current liabilities                                319,780        477,538
                                                     -----------    -----------

Long-term debt                                           126,661        125,654
Capital lease obligations                                 68,424         60,598
                                                     -----------    -----------

Total liabilities                                        514,865        663,790
                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity (Notes 3, 4 and 5)
 Common stock; $.005 par value; 10,000,000
  shares authorized; 5,161,230 and 4,889,129
  shares issued and outstanding                           25,605         25,805
 Additional paid-in capital                           14,437,732     14,587,532
 Accumulated deficit                                  (6,320,591)    (6,625,884)
 Treasury stock, at cost (50,000 shares)                 (43,583)       (43,583)
                                                     -----------    -----------

Total stockholders' equity                             8,099,163      7,943,870
                                                     -----------    -----------

                                                     $ 8,614,028    $ 8,607,660
                                                     ===========    ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                         -3-


Medical Advisory Systems, Inc.
Consolidated Statements of Operations


Three months ended January 31,                              2000           2001

Revenue:

24/7 medical response and assistance services        $   318,891    $   990,303
ASP and WEB hosting services                                   -        252,235
Interactive medical information services               2,235,429        204,908
Pharmaceutical kits and equipment                        153,382        162,723
Other services                                            11,243         14,374
                                                     -----------    -----------

Total Revenue                                          2,718,945      1,624,543
                                                     -----------    -----------

Operating Expenses:

24/7 medical response and assistance services            152,228        797,023
ASP and WEB hosting services                                   -          7,425
Interactive medical information services               2,023,825        185,741
Pharmaceutical kits and equipment                        110,039        102,449
Other services                                            17,228         13,461
Salaries and wages                                       209,645        273,290
Other selling, general and administrative (Note 4)       605,006        362,998
Depreciation & amortization                               44,914        204,098
                                                     -----------    -----------

Total Operating Expenses                               3,162,885      1,946,485
                                                     -----------    -----------

Operating loss                                          (443,940)      (321,942)


Other Income/(Expense):
Interest income                                            7,139         31,774
Other income                                               8,586             26
Interest expense                                          (3,935)       (15,151)
                                                     -----------    -----------

Total Other Income/(Expense)                              11,790         16,649
                                                     -----------    -----------

Net loss                                             $  (432,150)   $  (305,293)
                                                     ===========    ===========

Basic and diluted loss per share                     $     (0.10)   $     (0.06)

Weighted average shares outstanding                    4,430,717      4,889,129
                                                     ===========     ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                         -4-

Medical Advisory Systems, Inc.
Consolidated Statements of Cash Flows

Three months ended January 31,                              2000           2001

Cash flows from operating activities:
  Net loss                                           $  (432,150)   $  (305,293)
  Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                          44,914        204,098
   Provision for doubtful accounts                         7,500        (33,014)
   Compensation expense for options and warrants         319,189         34,042
Changes in assets and liabilities:
   Accounts receivable                                  (388,368)        55,491
   Inventory                                             (10,454)        (2,192)
   Prepaid expenses and other                              9,151         22,630
   Accounts payable and accrued expenses                   3,344        159,325
   Deferred income                                        (3,864)        (2,416)
                                                     -----------    -----------

Net cash (used in) provided by operating activities     (450,738)       132,671
                                                     -----------    -----------

Cash flows from investing activities:
 Investment in equity affiliate                               -        (159,000)
 Purchase of property and equipment                      (39,946)      (313,119)
                                                     -----------    -----------

Net cash used in investing activities                    (39,946)      (472,119)
                                                     -----------    -----------

Cash flows from financing activities
 Repayment of loans to banks and related parties          (8,138)        (7,984)
                                                     -----------    -----------
Net cash used in financing activities                     (8,138)        (7,984)
                                                     -----------    -----------

 Net decrease in cash                                   (498,822)      (347,432)

 Cash at beginning of period                             931,949      2,615,842
                                                     -----------    -----------
 Cash at end of the period                              $433,127    $ 2,268,410
                                                     ===========    ===========

See accompanying summary of accounting policies and notes to consolidated financial statements
                                                                         -5-

Medical Advisory Systems, Inc.
Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS or the Company) and its wholly-owned subsidiaries, MAS Laboratories,Inc., Doc-Talk, Inc., and TLC., Inc. Significant intercompany transactions have been eliminated in consolidation.

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

In December 2000, the Company purchased a 15% ownership interest in Jaspin Interactive, Inc. ("Jaspin"). The Company accounts for this investment using the cost method (see Note 2).

Business Operations

The Company provides interactive medical information services via "chats" over the internet and telephone, provides telemedicine services, training, and pharmaceuticals to the worldwide maritime industry and other individuals or entities located in remote locations worldwide, operates as an Application Service Provider (ASP) primarily to the clinical research industry, provides WEB hosting services, and operates an out-patient medical clinic. MAS Laboratories is currently inactive. The Company provides these various services through four operating segments as described more fully in Note 8.
                                                                         -6-
Risks and Uncertainties

The Company provides medical information and assistance services and related products and services through various methods of distribution. A portion of the Company's revenues result from providing medical information to the public via the internet under a contract with AmericasDoctor.com. AmericasDoctor.com has an exclusive contract with America Online (AOL) to be an anchor tenant on the AOL Health Page. Certain AOL subscribers can "chat" with the Company's doctors located in its call center, which is staffed 24-hours-a-day. The Company has amended its contract with AmericasDoctor.com to allow it to market its internet chat service to other foreign and domestic customers. The Company believes that the ability to market to new customers worldwide could ultimately lead to significantly greater internet chat revenue.

During fiscal 2000, the Company negotiated new strategic alliances in the 24/7 medical response and assistance and the application service provider services segments. The Company plans to develop new products and services in fiscal 2001 that should, if successful, replace the revenue lost after amendment of the AmericasDoctor.com agreement.

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

Concentrations of Credit Risk

Financial instruments and related items that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenues from AmericasDoctor.com, Inc. were $199,119 and $2,233,972 or 12% and 82% of consolidated revenues for the three months ended January 31, 2001 and 2000, respectively.
                                                                         -7-
Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company had temporary investments of $2,210,000 on January 31, 2001.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pharmaceuticals available for sale.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over their estimated useful lives by the straight-line method (see Note 1).

Deferred Investment Advisory Costs

Deferred investment advisory and public relations costs consist of the estimated fair value of warrants issued to certain third parties for public and investor relations services to be rendered over one and two year periods. These amounts are being amortized on a straight line basis over the lives of the service agreements.

Purchased Software

The Company capitalizes the cost of purchased software that is ready for service. These direct costs are amortized using the straight-line method over five years which does not exceed the expected life of the software. The Company regularly reviews the carrying value of the software and a loss is recognized when the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract. Revenues from contracts based on usage are recognized when the services are rendered. Other revenues are recognized at the time services or goods are provided.
                                                                         -8-
Income Taxes

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

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted, average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are antidilutive.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of fiscal 1999 and has no items of comprehensive income to report.
                                                                         -9-

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

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" FIN 44 clarifies the application of APB No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 that summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff Accounting Bulletin is effective for the fiscal year beginning November 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.
                                                                         -10-

Notes to Consilidated Financial Statements

1. Property and Equipment

    Property and equipment consists of the following:

                                       October 31,   January 31,   Estimated
                                              2000          2001   Useful lives

    Land                               $    65,078   $    65,078
    Buildings and improvement              955,802     1,472,428   10-20 years
    Furniture, fixtures and equipment    1,212,782     1,244,259     3-5 years
    Construction in progress               374,984             -      20 years
                                       -----------   -----------

                                         2,608,646     2,781,765

    Less: Accumulated depreciation
          and amortization                 987,799     1,051,387
                                       -----------   -----------

                                       $ 1,620,847   $ 1,730,378
                                       ===========   ===========

2. Investment in Affiliates

    Investment in affiliates consists of the following:

                                           October 31,       January 31,
                                                  2000              2001

    AmericasDoctor.com                     $   639,171       $   639,171

    CORIS                                      513,750           513,750
    Jaspin Interactive                               -           309,000
                                           -----------       -----------

                                           $ 1,152,921       $ 1,461,921
                                           ===========       ===========

The Company's remaining investment in AmericasDoctor.com represents goodwill that has been assigned a five-year life. On October 31, 1999, the Company's ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000. Effective November 1, 1999, the Company began to account for its investment using the cost method.
                                                                         -11-

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

In December 2000, the Company purchased a 15% ownership interest in Jaspin Interactive, Inc., ("Jaspin") a privately held company in Dulles, Virginia. The Company paid $159,000 and issued 40,000 shares of the Company's common stock, with a fair value of $150,000, for a total investment of $309,000 in
exchange for shares.   Jaspin is an Internet and Online business solutions
provider and software development company. Under the investment agreement, the Company will have the right to use Jaspin's proprietary software and will provide ASP and WEB hosting services to Jaspin.

3. Related Party Transactions

Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During the three months ended January 31, 2000 and 2001, the Company paid Hall & Associates, P.A., Hall & AmDoc, Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $185,582 and $655,567, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either January 31, 2000 or 2001.
                                                                         -12-

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

4. Stockholder's Equity

In January 2000, the Company issued 95,180 shares of common stock in connection with the exercise of previously recorded warrants issued to third parties.
In December 2000, the Company issued 40,000 shares of common stock as part of the purchase price for a 15% interest in a privately-held company (see Note 2).


5.  Stock Warrants

In May 2000, the Company issued 75,000 warrants to purchase its common stock to an investment-banking firm as consideration for providing investment advisory services for two years. The holder of the warrants may purchase
75,000 common shares at $10.50 per share, subject to adjustment as specified in the warrant agreement, for up to one year. There are no vesting requirements associated with these warrants. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $272,336 based on the Black-Scholes valuation model. The Company recorded the $272,336 as deferred investment advisory fees and is amortizing this cost to expenses over 24 months, the term of the agreement.

6.  Stock Options

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

7.  Income Taxes

The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 2001. Also, the Company has net operating loss carryforwards of approximately $1.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2001.
                                                                         -13-

8.  Operating Segments

The Company has four operating segments: Interactive medical information services, 24/7 medical response and assistance services, Pharmaceutical kits and equipment and ASP and WEB hosting services. The Interactive medical information services segment provides 24 hour a day medical information to the public via the internet as well as via the telephone to individuals, groups and associations. The 24/7 medical response and assistance services segment provides medical advice to ocean-going vessels and medical travel assistance services to multi-national corporations, the international travel industry and health maintenance organizations. The Pharmaceutical kits and equipment segment provides customized pharmaceutical and medical supply kits to the maritime and aviation industries. The ASP and WEB hosting services segment allows the Company to function as an application service provider for a clinical software research provider and to provide other WEB hosting services. In 2000, the Company changed its business to offer both Interactive Internet chats and telephone chats to the same customer base using the same physicians. Accordingly, the Company views this as one segment and has reclassified prior year amounts to be comparable with the current quarter. The Company evaluates performance based on the operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.
                                                                         -14-


Three months ended                                   Segment         Total
January 31, 2001                     Revenues     Profit(loss)       Assets

24/7 medical response &
  assistance services             $   990,303     $   193,280     $ 1,190,992
ASP & WEB                             252,235         244,810       2,888,230
Interactive medical
  information services                204,908          19,167       1,460,961
Pharmaceutical kits and
  equipment                           162,723          60,274          92,691
Other services                         14,374             913          11,600
Unallocated corporate expenses              -        (840,386)              -
Unallocated assets                          -               -       2,963,186


                                  $ 1,624,543     $  (321,942)    $ 8,607,660



Three months ended                                   Segment         Total
January 31, 2000                     Revenues     Profit(loss)       Assets

24/7 medical response &
  assistance services             $   318,891     $   166,663     $   498,633
Interactive medical information
  services                          2,235,429         211,604       1,631,717
Pharmaceutical kits and
  equipment                           153,382          43,343         154,149
Other services                         11,243          (5,985)              -
Unallocated corporate expenses              -        (849,565)              -
Unallocated assets                          -               -       1,175,478
                                  -----------     -----------     -----------

                                  $ 2,718,945     $  (443,940)    $ 3,459,977
                                  ===========     ===========     ===========

9.   Subsequent Event

In February 2001, the Company announced completion of Digital Angel Corporation's purchase of a 16.5% interest in Medical Advisory Systems from certain members of senior management. In addition, the Company expanded the Board of Directors from five to seven members. Applied Digital Solutions, Inc., parent company of Digital Angel Corporation, has the authority to name four of the seven directors that give it effective control of the Company's Board. The Company expects to generate revenue for its ASP and 24/7 medical response segments through a proposed service agreement with Digital Angel Corporation. As part of this agreement the Company would provide a computer hosting facility for management of sensitive data and a full-time physician-staffed medical call center for use by Digital Angel Corporation's customers and end-users. Applied Digital Solutions is a publicly held information and solutions company headquartered in Palm Beach, Florida.

Medical Advisory Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company that are forward-looking statements as defined by such Act. When used herein in the Company's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", and similar expressions are intended to identify forward-looking statements.

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's interim financial statements and notes thereto, included elsewhere in this Form 10QSB.

In fiscal 2000, the Company took steps to diversify the sources of revenue to reduce its dependence on the interactive medical information segment as its primary generator of revenue. The Company continues to explore strategic alliances and investments in entities that can maximize the profitability of its 24/7 physician-staffed medical call center and the recently completed ASP facility. The current status of this diversification effort is set forth below.

In October 2000, the Company announced plans for a new strategic relationship with Drkoop.com, Inc., a leading Internet health network that provides e-health solutions for business and individual customers worldwide. As part of this relationship the Company and Drkoop.com, Inc. will jointly develop and promote products and services. The goal of this relationship is to leverage the primary assets of both companies, adding new lines of services to the drkoop.com network and increasing potential revenue streams for both companies. The Company and Drkoop.com are working to finalize an agreement to provide these new products and services.

In December 2000, the Company purchased 15% of the issued and outstanding common shares of Jaspin Interactive, Inc. (Jaspin). Jaspin is a software and web development company headquartered in Dulles, Virginia. The purchase price of the shares was $159,000 and 40,000 restricted shares of the Company's common stock. The alliance will provide the Company with the right to use Jaspin's proprietary ChatCentre and RoomCentre software, including upgrades and support. Further, as part of a separate agreement, the Company will provide ASP and hosting services to Jaspin for a fee in the near future.

In January 2001, the Company completed construction of the new building that was started in March of 2000. Construction was completed one month ahead of schedule. The building houses the Company's new Technology Center and expanded pharmacy. Included in the Technology center is a new FDA and industry compliant ASP and web hosting center.

In February 2001, Digital Angel Corporation, a wholly owned subsidiary of Applied Digital Solutions, Inc. purchased a 16.5% interest in the Company from certain members of senior management. In conjunction with this transaction, the Company has expanded the number of members to its Board from five to seven. Two members of the previous board resigned, and new members Mercedes Walton, David A. Loppert, Dr. Richard Seeling and Dr. Paul Sanberg were named. Through this transaction Digital Angel Corporation will have access to the Company's secure, FDA-compliant ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center for use by its customers and product end-users. At this time the Company and Digital Angel Corporation are developing various business and revenue models for the on-going development and launch of a joint product offering.

NET LOSS

The Company's net loss for the first three months of FY 2001 was $305,293 compared to a net loss of $432,150 for the comparable period in FY 2000. The decrease in the net loss is attributed primarily to operating income generated by the ASP segment, which was introduced in the second quarter of fiscal 2000, and an increase in operating income for the 24/7 medical
response & assistance services segment.   The increased income was offset by
higher amortization expense associated with the deferred investment advisory fees, increased depreciation associated with the purchase of eResearch Technology (eRT) software and increased payroll related to new technology personnel and salary increases.

24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES

Revenues increased 211% from $318,891 in the first quarter of 2000 to $990,303 for the same period in fiscal 2001. Operating expenses increased 424% from $152,228 in the first quarter of 2000 to $797,023 in the first quarter of 2001. Operating income increased from $166,663 in the first quarter of 2000 to $193,280 in the first quarter of 2001. This 16% increase in operating income is primarily attributed to an increase in assistance services. The Company charges a fixed fee per case to process an assistance claim and passes the external expenses through to its clients.

ASP and WEB HOSTING SERVICES

ASP and WEB Hosting Services had revenues of $252,235, costs of $7,425 and operating income of $244,810 in fiscal 2001. This program began in April 2000 and therefore did not have revenues or expenses in the first quarter of
2000.   The revenue in this segment is attributed primarily to a service agreement with eResearch Technology (eRT). Under this agreement the Company is currently paid a flat fee for providing ASP and hosting services. The Company began providing these services to eRT in April 2000.

In February 2001, the Company began to offer its ASP and web hosting services to markets outside of the United States. In late February 2001, the Company signed an agreement with its first international ASP client. This agreement, signed with a leading provider of clinical psychology and employee assistance services to the French Market, is to provide web development and Internet Chat ASP services. Under this agreement, the Company will provide the client with 24-hour access to the chat application software housed on servers in the Company's ASP hosting center in Owings, Maryland.


INTERACTIVE MEDICAL INFORMATION SERVICES

Revenues decreased 91% from $2,235,429 in the first quarter of 2000 to $204,908 in the first quarter of 2001. Operating expenses decreased 91% from $2,023,825 in the first quarter of 2000 to $185,741 in the first quarter of 2001. Operating income decreased 91% from $211,604 in the first quarter of 2000 to $19,167 in the first quarter of 2001. The decline in Interactive Medical Information Services is primarily attributed to the reduction in the volume of real time internet chats owing to the elimination, by AmericasDoctor.com, of unlimited, free to the consumer access to the chat feature of the AmericasDoctor.com website. Further, in September 2000, the Company and Americasdoctor.com amended their Call Center Service Agreement. Under the amended agreement, MAS calculates revenue based on a fixed fee per

Internet chat plus a monthly access fee compared to a cost plus 20% fee for Internet chats under the previous agreement. Additionally, as part of the amended Call Center Agreement, the Company has negotiated better placement of the Doc-Talk service link on the AmericasDoctor.com website and a release from the exclusivity restrictions of the original agreement. With this release the Company is now afforded the opportunity to pursue offering real-time, physician-based, Internet chat domestically to any customer.

Effective late March 2001, MAS began "live" testing of the Doc-talk service on the DrKoop.com website. This on-going test is undertaken as part of a strategic relationship formed between the Company and DrKoop.com in late October of 2000. DrKoop.com is a leading Internet health network providing information to consumers worldwide.

In an effort to offset the decrease in operating income from this segment, MAS has significantly reduced operating expenses and consolidated personnel resources, including physicians, from the real time interactive chat and Doc-Talk programs. These two programs, now merged as one, are known as Interactive Medical Information Services.

At this time Medical Advisory Systems, Inc. expects the current Interactive Medical Information Services revenue stream and associated costs to remain constant at the present level.

PHARMACEUTICAL KITS AND SERVICES

Revenues increased $9,341 or 6% from $153,382 in the first quarter of 2000 to $162,723 in the first quarter of 2001. Operating expenses were reduced by $7,590 or 7% from $110,039 in the first quarter of 2000 to $102,449 in the first quarter of 2001. Operating income increased by 39% or $16,931 from $43,343 in fiscal 2000 to $60,274 in fiscal 2001. The growth of this segment is attributed to an expanded customer base and increased efficiency of operations. The pharmacy began operating out of the new facility in early January 2001. The new space is expected to increase the efficiency of on-going pharmacy operations.

OTHER

Revenues from other health-related services, which consists of the medical responder training programs and the medical clinic, increased 28% from $11,243 in the first quarter of 2000 to $14,374 in the first quarter of 2001. Expenses decreased by 22% from $17,228 in the first quarter of 2000 to $13,461 in the first quarter of 2001. The net income increased to $913 in the first quarter of 2001, as compared to a loss of $5,985 in the first quarter of 2000. Net income is expected to increase throughout the year as a result of the Company's recent approval, by the United States Coast Guard, of its expanded "Response to Illness and Injury at Sea" training course.

SALARIES AND WAGES

Salaries and wages increased $63,645 or 30% from $209,645 in the first quarter of 2000 to $273,290 in the first quarter of 2001. This increase is attributed to the hiring of additional key personnel and regular and ordinary increases in compensation levels of existing personnel.
                                                                         -19-

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 40% from $605,006 in the first quarter of 2000 to $362,998 in the first quarter of 2001. The decrease is due primarily to a decrease in non-cash compensation expense related to options and warrants issued to third parties in exchange for services.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $44,914 in the first quarter of 2000 to $204,098 in the first quarter of 2001, an increase of 354%. This increase is due primarily to the amortization of new software and hardware purchases related to the Company's ASP and WEB Hosting Services.

INCOME TAX BENEFIT/EXPENSE

The Company did not record an income tax provision or benefit for the three months ended January 31, 2000 and 2001 due to the net loss for the periods. The Company has provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities increased to $132,671 in fiscal 2001 compared to cash used in operations of $450,738 in fiscal 2000. This increase is due to a reduction in the net loss and more efficient collection of accounts receivable.

Cash used by investing activities relates to capital expenditures for construction of the new building, as well as, the investment in Jaspin completed in December 2000.

The Company currently has a $500,000 credit agreement with a local financial institution. As of January 31, 2001 there is no outstanding balance. The agreement currently extends through October 31, 2001.

The Company has a strong cash position as of January 31, 2001 and relatively little debt. Management believes the Company's cash flow from operations will continue to improve throughout fiscal 2001 as it works to diversify its sources of operating revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.
                                                                         -20-

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"),
"Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" FIN 44 clarifies the application of
APB No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101 that summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff Accounting Bulletin is effective for the fiscal year beginning November 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.


Part II - OTHER INFORMATION

Item 1. Legal Proceedings
	NONE
Item 2. Changes in Securities
In December 2000 the Company purchased 15% of the issued and outstanding common shares of Jaspin Interactive, Inc. The purchase price of the shares included 40,000 restricted shares of the Company's common stock.
Item 3.  Defaults from Senior Securities
	NONE
Item 4. Submission of Matters to a Vote of Security Holders.
	NONE
Item 5.  Other Information
	NONE
Item 6 Exhibits
	NONE

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ADVISORY SYSTEMS, INC.
					  Registrant

Date: 03/23/2001            By: /s/ Dale L. Hutchins, Ph.D.
      ----------                ---------------------------------
                                Dale L. Hutchins, Ph.D.
                                Executive Vice President/
                                Chief Operating Officer
                                                                         -21-