Form 10QSB
period 2001-04-30
MEDICAL ADVISORY SYSTEMS INC
filed 2001-06-15
CIK 771252

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [FEE REQUIRED]
         For the quarter ended April 30, 2001  ________________

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from  _______________ to _________________
Commission file number  2-98314-W
                                   _____________

                           MEDICAL ADVISORY SYSTEMS, INC.
                                  ________________
                  (Name of small business issuer in its charter)


        Delaware                                         52-1233960
---------------------------------                 -------------------
(State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                   Identification No.)

8050 Southern Maryland Blvd., Owings, MD                  20736
------------------------------------------         -------------------
Address of principal executive offices)               (Zip Code)


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form,and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]

  Issuer's revenues for its most recent fiscal quarter: $1,466,479.


Common Stock, $.005 par value    5,161,230 Shares of Common Stock Outstanding
                                           as of April 30, 2001




Part 1:  Financial Information
Item 1:  Financial Statements


MEDICAL ADVISORY SYSTEMS, INC.


Consolidated Balance Sheet




                                               October 31,          April 30,
                                                      2000               2001
                                                 (Audited)         (Unaudited)

Assets

Current
  Cash and cash equivalents                    $ 2,615,842         $ 1,951,625
  Accounts receivable, less allowance
    for doubtful accounts of $115,542
    and $120,000                                   482,202             380,126
  Inventories                                       46,526              65,788
  Prepaid expenses and other                        20,189               1,308
                                               -----------         -----------

Total current assets                             3,164,759           2,398,847


Property and equipment, at cost, less
  accumulated depreciation and amortization
  (Note 1)                                       1,620,847           1,820,714

Purchased software, at cost, less accumulated
  amortization of $317,123 and $457,083          2,408,353           2,268,393

Investment in affiliates (Note 2)                1,152,921           1,461,921

Deferred investment advisory costs (Note 4)        209,926             141,842

Intangible assets, net                              57,222              37,949
                                               -----------         -----------


                                               $ 8,614,028         $ 8,129,666
                                               ===========         ===========



See accompanying summary of accounting policies and notes to consolidated financial statements.





MEDICAL ADVISORY SYSTEMS, INC.


Consolidated Balance Sheet




                                               October 31,          April 30,
                                                      2000               2001
                                                 (Audited)         (Unaudited)



Liabilities and Stockholders' equity


Current
  Current maturities of long-term debt         $     3,719         $     3,907
  Current maturities of capital lease
    obligations                                     29,428              30,170
  Accounts payable and accrued expenses            264,934             345,810
  Deferred income                                   21,699              15,955
                                               -----------         -----------


Total current liabilities                          319,780             395,842
                                               -----------         -----------


Long-term debt                                     126,661             124,653
Capital lease obligations                           68,424              53,334
                                               -----------         -----------


Total liabilities                                  514,865             573,829
                                               -----------         -----------



Commitments and contingencies

Stockholders' equity (Notes 3, 4 and 5)
  Common stock; $.005 par value; 10,000,000
   shares authorized; 5,121,230 and 4,889,129
   shares issued and outstanding                    25,605              25,805
  Additional paid-in capital                    14,437,732          14,587,532
  Accumulated deficit                           (6,320,591)         (7,013,917)
  Treasury stock, at cost (50,000 shares)          (43,583)            (43,583)
                                               -----------         -----------


Total stockholders' equity                       8,099,163           7,555,837
                                               -----------         -----------


                                               $ 8,614,028         $ 8,129,666
                                               ===========         ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.




MEDICAL ADVISORY SYSTEMS, INC.


Consolidated Statements of Operations
                          (Unaudited)



Six months ended April 30,                               2000             2001


Revenue:

24/7 medical response and assistance services     $ 1,074,424      $ 1,763,421
ASP and WEB hosting services                           84,000          514,487
Interactive medical information services            3,510,952          381,644
Pharmaceutical kits and equipment                     309,634          388,109
Other services                                         54,966           43,361
                                                  -----------      -----------

Total Revenue                                       5,033,976        3,091,022
                                                  -----------      -----------

Operating Expenses:

24/7 medical response and assistance services         653,676        1,369,064
ASP and WEB hosting services                            2,827          107,907
Interactive medical information services            3,254,535          318,686
Pharmaceutical kits and equipment                     208,720          244,332
Other services                                         46,386           41,280
Salaries and wages                                    680,314          561,925
Other selling, general and administrative (Note 4)  1,111,624          758,655
Depreciation & amortization                            90,660          421,159
                                                  -----------      -----------


Total Operating Expenses                            6,048,742        3,823,008
                                                  -----------      -----------

Operating loss                                     (1,014,766)        (731,986)



Other Income/(Expense):
Interest income                                        31,833           51,576
Other income                                            8,663            7,190
Interest expense                                      (11,825)         (20,106)
                                                  -----------      -----------

Total Other Income/(Expense)                           28,671           38,660
                                                  -----------      -----------


Net loss                                          $  (986,095)     $  (693,326)
                                                  ===========      ===========


Basic and diluted loss per share                  $     (0.21)     $     (0.13)

Weighted average shares outstanding                 4,590,859        5,149,959

See accompanying summary of accounting policies and notes to consolidated financial statements.





MEDICAL ADVISORY SYSTEMS, INC.


Consolidated Statements of Operations
                          (Unaudited)



Three months ended April 30,                             2000             2001


Revenue:

24/7 medical response and assistance services     $   755,533      $   773,119
ASP and WEB hosting services                           84,000          262,252
Interactive medical information services            1,275,523          176,736
Pharmaceutical kits and equipment                     156,252          225,385
Other services                                         43,723           28,987
                                                  -----------      -----------

Total Revenue                                       2,315,031        1,466,479
                                                  -----------      -----------



Operating Expenses:

24/7 medical response and assistance services         501,448          572,041
ASP and WEB hosting services                            2,827          100,482
Interactive medical information services            1,230,710          132,945
Pharmaceutical kits and equipment                      98,681          141,883
Other services                                         29,158           27,819
Salaries and wages                                    470,669          288,635
Other selling, general and administrative (Note 4)    506,618          395,656
Depreciation & amortization                            45,746          217,062
                                                  -----------      -----------

Total Operating Expenses                            2,885,857        1,876,523
                                                  -----------      -----------

Operating loss                                       (570,826)        (410,044)


Other Income/(Expense):
Interest income                                        24,694           19,802
Other income                                               77            7,164
Interest expense                                       (7,890)          (4,954)
                                                  -----------      -----------

Total Other Income/(Expense)                           16,881           22,012
                                                  -----------      -----------


Net loss                                          $  (553,945)     $  (388,032)

Basic and diluted loss per share                  $     (0.12)     $     (0.08)

Weighted average shares outstanding                 4,755,618        5,161,230

See accompanying summary of accounting policies and notes to consolidated financial statements.




MEDICAL ADVISORY SYSTEMS, INC.


Consolidated Statements of Cash Flows



Six months ended April 30,                               2000             2001



Cash flows from operating activities:
 Net loss                                          $ (986,095)     $  (693,326)
 Adjustment to reconcile net loss
  to net cash provided by (used in)
     operating activities:
  Depreciation and amortization                        90,660          421,159
  Provision for doubtful accounts                      15,000            4,458
  Compensation expense for options and warrants       757,607           68,084
Changes in assets and liabilities:
  Accounts receivable                                (265,103)          97,618
  Inventory                                           (13,792)         (19,262)
  Prepaid expenses and other                             (749)          32,404
  Accounts payable and accrued expenses              (136,063)          80,876
  Deferred income                                     (10,127)          (5,744)
                                                  -----------      -----------

Net cash used in operating activities                (548,662)         (13,733)
                                                  -----------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                 (143,771)        (475,316)
  Purchase of software                             (2,700,000)             -
  Investment in equity of affiliate                                   (159,000)
                                                  -----------      -----------
Net cash used in investing activities              (2,843,771)        (634,316)
                                                  -----------      -----------


Cash flows from financing activities
  Proceeds from sales of common stock               5,775,000               -
  Repayment of loans to banks and related parties     (15,558)         (16,168)
  Exercise of stock options                            18,500              -
                                                  -----------      -----------
Net cash provided by(used in) financing activities  5,777,942          (16,168)
                                                  -----------      -----------

  Net increase (decrease) in cash                   2,385,509         (664,217)

  Cash at beginning of period                         931,949        2,615,842
                                                  -----------      -----------

Cash at end of the period                         $ 3,317,458      $ 1,951,625

See accompanying summary of accounting policies and notes to consolidated financial statements.




MEDICAL ADVISORY SYSTEMS, INC.

Summary of Accounting Policies


Basis of Presentation

The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (MAS or the Company) and its wholly-owned subsidiaries, MAS Laboratories, Inc., Doc-Talk, Inc., and TLC., Inc. Significant intercompany transactions have been eliminated in consolidation.



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



During fiscal 2000, the Company negotiated new strategic alliances in the 24/7 medical response and assistance and the application service provider services segments. The Company plans to develop new products and services in fiscal 2001 which should, if successful, replace the revenue lost after amendment of the AmericasDoctor.com agreement.




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




Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenues from AmericasDoctor.com, Inc. were $372,635 and $3,507,702 or 7% and 71% of consolidated revenues for the six months ended April 30, 2001 and 2000, respectively. Revenues from AmericasDoctor.com, Inc. were $173,516 and $1,273,730 or 12% and 55% of consolidated revenues for the three months ended April 30, 2001 and 2000, respectively.


Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company had temporary investments of $1,890,000 on April 30, 2001.


Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pharmaceuticals available for sale.




Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over their estimated useful lives by the straight line method (see Note 1).




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


1. Property and
	Equipment
                   Property and equipment consists of the following:

                                    October 31,      April 30,    Estimated
                                           2000           2001    Useful lives

      Land                          $    65,078    $    65,078
      Buildings and improvement         955,802      1,630,534     10-20 years
      Furniture, fixtures and
      equipment                       1,212,782      1,247,327       3-5 years
      Construction in progress          374,984            -          20 years
                                    -----------    -----------

                                      2,608,646      2,942,939


      Less: Accumulated
      depreciation and amortization     987,799      1,122,225
                                    -----------    -----------

                                    $ 1,620,847    $ 1,820,714
                                    ===========    ===========



2. Investment in Affiliates

                   Investment in affiliates consists of the following:

                                    October 31,      April 30,
                                      2000                2001

    AmericasDoctor.com              $   639,171    $   639,171
    CORIS                               513,750        513,750
    Jaspin Interactive                      -          309,000
                                    -----------    -----------

                                    $ 1,152,921    $ 1,461,921

                                    ===========    ===========




The Company's remaining investment in AmericasDoctor.com represents goodwill which has been assigned a five-year life. On October 31, 1999, the Company's ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000. Effective November 1,
1999, the Company began to account for its investment using the cost method.



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



In December 2000, the Company purchased a 15% ownership interest in Jaspin Interactive, Inc., ("Jaspin") a privately held company in Dulles, Virginia. The Company paid $159,000 and issued 40,000 shares of the Company's common stock with a fair value of $150,000 for a total investment of $309,000 in exchange for shares of Jaspin. Jaspin is an Internet and Online business solutions provider and software development company.




3. Related Party Transactions

Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During the six months ended April 30, 2001 and 2000, the Company paid Hall & Associates, P.A., Hall & AmDoc, Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $360,355 and $2,652,498 respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either April 31, 2000 or 2001.



During 2000 the Company began construction of a new technology facility. The Company entered into an agreement with a contractor, whose owners are related to the Company's President and Chairman of the Board, to develop and construct the building. The amount of the contract, together with approved change orders was approximately $670,000 which management believes approximates the market value for the services rendered.




4. Stockholder's Equity

In February 2001, the Company announced completion of Digital Angel Corporation's purchase of a 16.6% interest in Medical Advisory Systems from certain members of senior management. In addition, the Company expanded the Board of Directors from five to seven members. Applied Digital Solutions, Inc., parent company of Digital Angel Corporation, has the authority to name four of the seven directors which give it effective control of the Company. The Company expects to generate revenue for its ASP segment through an agreement with Digital Angel Corporation in which it would provide a facility for management of sensitive data and a full-time physician-staffed medical call center for use by Digital Angel Corporation's customers and end-patients. Applied Digital Solutions is a publicly held information and solutions company headquartered in Palm Beach, Florida.



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




6.  Stock Options

The Company has a nonqualified stock option plan to provide key employees and non-employees the opportunity to participate in equity ownership. Options may be granted at or below the fair market value of the stock and have a five-year life (increased to ten years in December 1999). Options granted to certain individuals vest ratably over three or four years. The Company has reserved 1,000,000 common shares for exercise of these stock options.




The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the Company for the six months ended April 30, 2001:



                                                            Exercise
                                      Numbers of           Price Per
                                          Shares               Share


Options outstanding October 31,
        2000                            419,820     $ 0.50 to $10.00

Options granted                         819,000     $ 3.63 to $ 4.15

Options exercised                           -                    -
                                     -------------------------------

Options outstanding April 30, 2001    1,238,820     $ 0.50 to $10.00
                                     -------------------------------

Weighted average price of options
        outstanding                                            $4.05






For SFAS No. 123 purposes, the weighted average fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.44%, expected volatility of 68%, an expected option life of 3 years and a dividend payout rate of zero. Using these assumptions, the weighted average fair value of stock options granted is $1.96 for the period ended April 30, 2001. There were no adjustments made in calculating the fair value to account vesting provisions or for non-transferability of risk of forfeiture.




If the Company had elected to recognize compensation based on the fair value at the grant dates for options issued under the plan described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earning (loss) per share would have been changed to the pro forma amounts indicated below:





Six months ended April 30,                      2000            2001

Net income (loss) applicable to
	common shareholders:
        as reported                     $   (986,095)   $   (693,326)
        pro forma                       $ (1,023,455)   $   (757,027)

Basic and diluted earnings (loss) per
	share:
        as reported                     $      (0.21)   $     (0.13)
        as pro forma                    $      (0.22)   $     (0.15)



7.  Income Taxes

The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 2001. Also, the Company has net operating loss carryforwards of approximately $1.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2001.





8.  Operating Segments

The Company has four operating segments: Interactive medical information services, 24/7 medical response and assistance services, Pharmaceutical kits and equipment and ASP and WEB hosting services.
The Interactive medical information services segment provides 24 hour a day medical information to the public via the internet as well as via the telephone to individuals, groups and associations. The 24/7 medical response and assistance services segment provides medical advice to ocean-going vessels and medical travel assistance services to multi-national corporations, the international travel industry and health maintenance organizations. The Pharmaceutical kits and equipment segment provides customized pharmaceutical and medical supply kits to the maritime and aviation industries. The ASP and WEB hosting services segment allows the Company to function as an application service provider for a clinical software research provider and to provide other WEB hosting services. In 2000, the Company changed its business to offer both Interactive Internet chats and telephone chats to the same customer base using the same physicians. Accordingly, the Company views this as one segment and has reclassified prior year amounts to be comparable with the current periods. The Company evaluates performance based on the operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.



Six months ended                                Segment              Total
April 30, 2001                   Revenues       Profit(loss)        Assets


24/7 medical response &
        assistance services   $ 1,763,421       $   394,957    $ 1,217,204
ASP & WEB                         514,487           406,580      2,601,393
Interactive medical
information
        services                  381,644            62,958      1,491,554
Pharmaceutical kits and
        equipment                 388,109           143,777        182,690

Other services                     43,361             2,081         15,351
Unallocated corporate
        expenses                      -          (1,741,739)           -

Unallocated assets                    -                 -        2,621,474
                              -----------       -----------    -----------

                              $ 3,091,022       $  (731,986)   $ 8,129,666
                              ===========       ===========    ===========



Six months ended                                Segment              Total
April 30, 2000                   Revenues       Profit(loss)        Assets


24/7 medical response &
        assistance services   $ 1,074,424       $   420,748    $ 1,350,291
ASP & WEB                          84,000            81,173      2,700,000
Interactive medical
information
	services                3,510,952           256,417        730,773
Pharmaceutical kits and
	equipment                 309,634           100,914        116,262
Other services                     54,966             8,580            -
Unallocated corporate
	expenses                      -          (1,882,598)           -
Unallocated assets                    -                 -        3,649,116
                              -----------       -----------    -----------


                              $ 5,033,976       $(1,014,766)   $ 8,546,442
                              ===========       ===========    ===========



Three months ended                              Segment              Total
April 30, 2001                   Revenues       Profit(loss)        Assets

24/7 medical response &
        assistance services   $   773,119       $   201,078    $ 1,217,204
ASP & WEB                         262,252           161,770      2,601,393
Interactive medical
information
	services                  176,736            43,791      1,491,554
Pharmaceutical kits and
	equipment                 225,385            83,502        182,690
Other services                     28,987             1,168         15,351
Unallocated corporate
        expenses                      -            (901,353)           -
Unallocated assets                    -                 -        2,621,474
                              -----------       -----------    -----------

                              $ 1,466,479       $  (410,044)   $ 8,129,666
                              ===========       ===========    ===========



Three months ended                              Segment              Total
April 30, 2000                   Revenues       Profit(loss)        Assets


24/7 medical response &
        assistance services   $   755,533       $   254,085    $ 1,350,291
ASP & WEB                          84,000            81,173      2,700,000
Interactive medical
information
        services                1,275,523            14,565        730,773
Pharmaceutical kits and
	equipment                 156,252            57,571        116,262
Other services                     43,723            44,813            -
Unallocated corporate
	expenses                      -          (1,023,033)           -
Unallocated assets                    -                 -        3,649,116
                              -----------       -----------    -----------


                              $ 2,315,031       $  (570,826)   $ 8,546,442
                              ===========       ===========    ===========




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

The following selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's interim financial statements and notes thereto, included elsewhere in this Form 10QSB.

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

In February 2001, Digital Angel Corporation, a wholly owned subsidiary of Applied Digital Solutions, Inc. purchased a 16.5% interest in the Company from certain members of senior management. In conjunction with this transaction, the Company has expanded the number of members to its Board from five to seven. Two members of the previous board resigned, and new members
Mercedes Walton (replaced by Richard Sullivan in April 2001),
David A. Loppert, Dr. Richard Seelig and Dr. Paul Sanberg were named. Through this transaction Digital Angel Corporation will have access to the Company's secure, FDA-compliant ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center for use by its customers and product end-users. At this time the Company and Digital Angel Corporation are developing various business and revenue models for the on-going development and launch of a joint product offering.


NET LOSS

The Company's net loss for the first six months of FY 2001 was $693,326 compared to a net loss of $986,095 for the comparable period in FY 2000. The net loss for the three months ended April 30, 2001 was $388,032 compared to a net loss of $553,945 during the same period of fiscal 2000.
The decrease in the net loss is attributed primarily to operating income generated by the ASP and WEB Hosting segment, which was introduced in the second quarter of fiscal 2000. The increased income was offset by higher amortization expense associated with the deferred investment advisory fees, increased amortization associated with the purchase of eResearch Technology (eRT) software and increased payroll costs related to new technology personnel and salary increases to existing employees.



24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES

Revenues in the first six months increased by 64% from $1,074,424 in the first half of 2000 to $1,763,421 for the same period in fiscal 2001. Operating expenses increased 109% from $653,676 in the first half of 2000 to $1,369,064 in the first half of 2001. Operating income decreased from $420,748 in the first half of 2000 to $394,357 in the first half of 2001. This 6% decrease in operating income is primarily attributed to the reduction in maritime revenues offset to some degree by an increase in assistance services. The second quarter revenues increased 2% from $755,533 in 2000 to $773,119 in fiscal 2001. Operating expenses increased by 14% during the second quarter of 2001 from $501,448 in 2000 to $572,041 in 2001. Operating income decreased 21% from $254,085 in the second quarter of 2000 to $201,078 in the second quarter of 2001. This decrease in operating income is also attributed to the reduction in maritime revenues offset to some degree by an increase in assistance services.


ASP and WEB HOSTING SERVICES

ASP and WEB Hosting Services had revenues for the first six months of 2001 of $514,487, operating expenses of $107,907 and operating income of $406,580. This program began in April 2000 and provided revenues of $84,000, operating expenses of $2,827 and operating income of $81,173 in the first month of its operations. Revenues for the second quarter of 2001 were $262,252, operating
expenses were $100,482 and operating revenues were $161,770.   The revenue in
this segment is attributed primarily to a service agreement with eResearch Technology (eRT). Under this agreement the Company is currently paid a flat fee for providing ASP and hosting services. The Company began providing these services to eRT in April 2000.

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



INTERACTIVE MEDICAL INFORMATION SERVICES

Revenues decreased 89% from $3,510,952 in the first half of 2000 to $381,644 in the first half of 2001. Operating expenses decreased 90% from $3,254,535 in the first half of 2000 to $318,686 in the first half of 2001. Operating income decreased 75% from $256,417 in the first half of 2000 to $62,958 in the first half of 2001. The second quarter revenues decreased by 86% from $1,275,523 in 2000 to $176,736 in 2001. Operating expenses decreased by 89% during the second quarter of 2001 from $1,230,710 in 2000 to $132,945 in 2001. Operating income decreased 2% for the second quarter from $44,813 in 2000 to $43,791 in 2001.The decline in Interactive Medical Information Services is due primarily to the reduction in the volume of real time internet chats owing to the elimination, by AmericasDoctor.com, of unlimited, free to the consumer access to the chat feature of the AmericasDoctor.com website. Further, in September 2000, the Company and Americasdoctor.com amended their Call Center Service Agreement.
Under the amended agreement, MAS earns revenue based on a fixed fee per Internet chat plus a monthly access fee compared to a cost plus 20% fee for Internet chats under the previous agreement. Additionally, as part of the amended Call Center Agreement, the Company has negotiated better placement of the Doc-Talk service link on the AmericasDoctor.com website and a release from the exclusivity restrictions of the original agreement. With this release the Company is now afforded the opportunity to pursue offering real-time, physician-based, Internet chat domestically to any customer.

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


PHARMACEUTICAL KITS AND SERVICES

Revenues increased $78,475 or 25% from $309,634 in the first half of 2000 to $388,109 in the first half of 2001. Operating expenses increased by $35,612 or 17% from $208,720 in the first half of 2000 to $244,332 in the first half of 2001. Operating income increased by 42% or $42,863 from $100,914 in fiscal 2000 to $143,777 in fiscal 2001. The second quarter revenues increased by 44% from $156,252 in 2000 to $225,386 in 2001. Operating expenses increased by 44% during the second quarter of 2001 from $98,681 in 2000 to $141,883 in 2001. Operating income increased by 45% for the second quarter from $57,571 in 2000 to $83,502 in 2001. The growth of this segment is attributed to an expanded customer base and the increased efficiency of operations. The pharmacy began operating out of the new pharmacy facility in early January 2001. Utilization of the new space has added to the efficiencies of this division.


OTHER

Revenues from other health-related services, which consist of the medical responder training programs and the medical clinic, decreased 21% from $54,966 in the first half of 2000 to $43,361 in the first half of 2001. Expenses decreased by 11% from $46,386 in the first half of 2000 to $41,280 in the first half of 2001. Operating income decreased 76% from $8,580 in the first half of 2000 to $2,081 in the first half of 2001. The second quarter revenues decreased by 34% from $43,723 in 2000 to $28,987 in 2001. Operating expenses decreased by 5% during the second quarter of 2001 from $29,158 in 2000 to $27,819 in 2001. Operating income decreased by 92% for the second quarter from a profit of $14,565 in 2000 to $1,168 in 2001. The reduction in training activities over the past 16 months is the result of regulatory changes promulgated by the United States Coast Guard (USCG) pertaining to the training of seafarers. These regulatory changes resulted in a complete re-write and re-submission for approval by the USCG of all medical training courses to be conducted for seafarers. Preferring to wait for a USCG approved course, most customers postponed planned training programs during this submission process. Net income is expected to increase throughout the year as a result of the Company's recent approval, by the United States Coast Guard, of its expanded "Response to Illness and Injury at Sea" training course.


SALARIES AND WAGES

Salaries and wages decreased $118,389 or 17% from $680,314 in the first half of 2000 to $561,925 in the first half of 2001. Expenses for the second quarter decreased by 39% from $470,669 in 2000 and $288,635 in 2001. The decrease is attributed to the reduction of key Doc-Talk personnel offset by regular and ordinary increases in compensation levels of existing personnel.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 32% from $1,111,624 in the first half of 2000 to $758,655 in the first half of 2001. During the second quarter of 2001 the expenses were reduced $110,962 from 506,618 in 2000 to 395,656 in 2001. The decrease is due primarily to a reduction in non-cash compensation expense related to options and warrants issued to third parties in exchange for services and the success of an ongoing cost reduction program.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $90,660 in the first half of 2000 to $421,159 in the first half of 2001, an increase of 365%. Second quarter expenses were $45,746 in 2000 and $217,062 in 2001 and increase of 374%.
This increase is due primarily to the amortization of new software and hardware purchases related to the Company's ASP and WEB Hosting Services.


INCOME TAX BENEFIT/EXPENSE

The Company did not record an income tax provision or benefit for the six months ended April 30, 2000 and 2001 due to the net loss for the periods. The Company has provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $13,733 in the first six months of fiscal 2001 compared to cash used in operations of $548,662 in the first half of 2000. This reduction in cash used in operating activities is due to a reduction in the net loss and more efficient management of accounts payable and trade receivables.

Cash used by investing activities relates to capital expenditures for construction of the new building, as well as the investment in Jaspin completed in December 2000.

Cash used in financing activities in 2001 of $16,168 related to the repayment of debt. Cash provided by financing in 2000 of $5,777,942 consisted primarily of proceeds from the sale of common stock and warrants reduced by repayment of debt. The Company currently has a $500,000 credit agreement with a local financial institution. As of April 30, 2001 there was no outstanding balance. The agreement expires on October 31, 2001.

The Company has a strong cash position as of April 30, 2001 and relatively little debt. Management believes the Company's cash flow from operations will continue to improve throughout fiscal 2001 as it works to diversify its sources of operating revenue.


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





Part II - OTHER INFORMATION

Item 1. Legal Proceedings
	NONE
Item 2. Changes in Securities
        NONE
Item 3. Defaults from Senior Securities
	NONE
Item 4. Submission of Matters to a Vote of Security Holders.
The 2001 Annual Meeting of Stockholders of Medical Advisory Systems, Inc. was held at the Colony South Hotel and Conference Center on Thursday, April 12, 2001. The following matters were presented and voted upon:

Elect seven directors to serve until next annual meeting of stockholders and until their successors are elected and qualified.

Ronald W. Pickett    	For:	2,985,095	Withheld:	34,300
Mercedes Walton    	For:	2,985,095	Withheld:	34,300
Thomas M. Hall    	For:	2,985,095	Withheld:	34,300
David A. Loppert    	For:	2,985,095	Withheld:	34,300
Robert C. Goodwin Jr.   For:    2,985,095       Withheld:       34,300
Paul Ronald Sanberg    	For:	2,985,095	Withheld:	34,300
Richard F. Seelig    	For:	2,985,095	Withheld:	34,300

Ratified options granted under the Company's January 13, 2001 Amended and Restated Employee and Directors Stock Option Plan.
For:   2,938,322		Against:   76,133	Abstentions:   6,950

Ratified the appointment of independent accountants for 2001.
For:   3,005,755                Against:   1,400        Abstentions:  12,750

Transact such other business as may properly come before the meeting or any adjournment thereof.
For:   2,953,137		Against:   56,808	Abstentions:   9,460


Item 5.  Other Information
	NONE
Item 6 Exhibits
	NONE




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ADVISORY SYSTEMS, INC.
					  Registrant

Date: 06/14/2001________		By: /s/ Dale L. Hutchins, Ph.D.


                                        ---------------------------------
                                                 Dale L. Hutchins, Ph.D.
					Executive Vice President/
                                        Chief Operating Officer