Form 10QSB
period 2001-07-01
MEDICAL ADVISORY SYSTEMS INC
filed 2001-09-14
CIK 771252

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the quarter ended July 31, 2001
                                  ________________

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from  _____________ to _____________
                           Commission file number  2-98314-W
                                    _____________

                             MEDICAL ADVISORY SYSTEMS, INC.
                                   ________________
                    (Name of small business issuer in its charter)


        Delaware                                       52-1233960
---------------------------------          -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

8050 Southern Maryland Blvd., Owings, MD                  20736
------------------------------------------      ------------------------
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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]
  Issuer's revenues for its most recent fiscal quarter: $1,150,458.


Common Stock, $.005 par value                   5,121,230 Shares of
Common Stock Outstanding as of July 31, 2001

Part 1:  Financial Information
Item 1:  Financial Statement


Medical Advisory Systems, Inc.

Consolidated Balance Sheets




                                                   October 31,        July 31,
                                                          2000            2001
------------------------------------------------------------------------------



                                                     (Audited)     (Unaudited)

Assets

Current
 Cash and cash equivalents                        $  2,615,842    $  1,819,231
 Accounts receivable, less allowance for
   doubtful accounts of $115,542 and $144,000          482,202         363,732
 Inventories                                            46,526          59,867
 Prepaid expenses and other                             20,189              -
                                                  ------------    ------------

Total current assets                                 3,164,759       2,242,830


 Property and equipment, at cost, less
  accumulated depreciation and amortization
   (Note 1)                                          1,620,847       1,753,440

 Purchased software, at cost, less accumulated
   amortization of $317,123 and $738,696             2,408,353       2,076,780

 Investment in affiliates (Note 2)                   1,152,921       1,461,921

 Deferred investment advisory costs (Note 4)           209,926         146,592

 Intangible assets, net                                 57,222          29,296

                                                  ------------    ------------

                                                  $  8,614,028    $  7,710,859
                                                  ============    ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Balance Sheets




                                                   October 31,        July 31,
                                                          2000            2001
------------------------------------------------------------------------------



                                                     (Audited)     (Unaudited)


Liabilities and Stockholders' equity

Current
 Current maturities of long-term debt             $      3,719    $      3,990
 Current maturities of capital lease obligations        29,428          30,931
 Accounts payable and accrued expenses                 264,934         310,079
 Deferred income                                        21,699          20,279
                                                  ------------    ------------

Total current liabilities                              319,780         365,279


Long-term debt                                         126,661         123,631
Capital lease obligations                               68,424          45,128
                                                   -----------     -----------

Total liabilities                                      514,865         534,038
                                                   -----------     -----------

Commitments and contingencies


Stockholders' equity (Notes 3, 4 and 5)
 Common stock; $.005 par value; 10,000,000 shares
  authorized; 5,121,230 and 4,889,129 shares issued
  and outstanding                                       25,605          25,805
 Additional paid-in capital                         14,437,732      14,654,032
 Accumulated deficit                                (6,320,591)     (7,459,433)
 Treasury stock, at cost (50,000 shares)               (43,583)        (43,583)
                                                   -----------     -----------

Total stockholders' equity                           8,099,163       7,176,821
                                                   -----------     -----------


                                                   $ 8,614,028     $ 7,710,859
                                                   ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Statements of Operation
                         (Unaudited)



Nine months ended July 31,                                2000            2001
------------------------------------------------------------------------------

Revenue:

24/7 medical response and assistance services      $ 1,846,541     $ 2,498,360
ASP and WEB hosting services                           336,000         515,122
Interactive medical information services             4,656,340         534,731
Pharmaceutical kits and equipment                      547,469         605,060
Other services                                         127,192          88,207
                                                   -----------     -----------

Total Revenue                                        7,513,542       4,241,480
                                                   -----------     -----------

Operating Expenses:

24/7 medical response and assistance services        1,182,377       1,847,994
ASP and WEB hosting services                            25,355         160,890
Interactive medical information services             4,257,840         430,542
Pharmaceutical kits and equipment                      367,060         380,589
Other services                                          89,654          73,405
Salaries and wages                                     929,044         849,244
Other selling, general and administrative (Note 4)   1,480,748       1,061,548
Depreciation & amortization                            329,999         635,408
                                                   -----------     -----------

Total Operating Expenses                             8,662,077       5,439,620
                                                   -----------     -----------

Operating loss                                      (1,148,535)     (1,198,140)


Other Income/(Expense):
Interest income                                         77,384          68,087
Other income                                             9,326          16,068
Interest expense                                       (17,359)        (24,857)
                                                   -----------     -----------

Total Other Income/(Expense)                            69,351          59,298
                                                   -----------     -----------


Net loss                                           $(1,079,184)    $(1,138,842)

                                                   ===========     ===========

Basic and diluted loss per share                       $ (0.23)        $ (0.22)

Weighted average shares outstanding                  4,760,286       5,153,464

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Statements of Operation
                         (Unaudited)



Three months ended,                                       2000            2001
------------------------------------------------------------------------------

Revenue:

24/7 medical response and assistance services      $   772,117     $   734,939
ASP and WEB hosting services                           252,000             635
Interactive medical information services             1,145,388         153,087
Pharmaceutical kits and equipment                      237,835         216,951
Other services                                          72,226          44,846
                                                   -----------     -----------

Total Revenue                                        2,479,566       1,150,458
                                                   -----------     -----------

Operating Expenses:

24/7 medical response and assistance services          528,701         478,930
ASP and WEB hosting services                            22,528          52,983
Interactive medical information services             1,003,305         111,856
Pharmaceutical kits and equipment                      158,340         136,257
Other services                                          43,268          32,125
Salaries and wages                                     248,730         287,319
Other selling, general and administrative (Note 4)     369,124         302,893
Depreciation & amortization                            239,339         214,249
                                                   -----------     -----------

Total Operating Expenses                             2,613,335       1,616,612
                                                   -----------     -----------

Operating loss                                        (133,769)       (466,154)

Other Income/(Expense):
Interest income                                         45,551          16,511
Other income                                               663           8,878
Interest expense                                        (5,534)         (4,751)

                                                   -----------     -----------

Total Other Income/(Expense)                            40,680          20,638
                                                   -----------     -----------

Net loss                                           $   (93,089)    $  (445,516)
                                                   ===========     ===========


Basic and diluted loss per share                       $ (0.02)        $ (0.09)

Weighted average shares outstanding                  5,095,457       5,161,230

Medical Advisory Systems, Inc.

Consolidated Statements of Cash Flows
                          (Unaudited)





Nine months ended July 31,                                2000            2001


Cash flows from operating activities:
 Net loss                                          $(1,079,184)    $(1,138,842)
 Adjustment to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization                        329,999         635,408
  Provision for doubtful accounts                       22,500          28,458
  Compensation expense for options and warrants        785,975         129,834

Changes in assets and liabilities:
  Accounts receivable                                 (243,532)         90,012
  Inventory                                               (418)        (13,341)
  Prepaid expenses and other                           (32,833)         38,938
  Accounts payable and accrued expenses                 41,161          45,145
  Deferred income                                      (30,887)         (1,420)
                                                   -----------     -----------

Net cash used in operating activities                 (207,219)       (185,808)
                                                   -----------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                  (397,711)       (427,251)
  Purchase of software                              (2,700,000)             -
  Investment in equity of affiliate                   (401,308)       (159,000)
                                                   -----------     -----------

Net cash used in investing activities               (3,499,019)       (586,251)

                                                   -----------     -----------

Cash flows from financing activities
  Proceeds from sales of common stock                5,775,000              -
  Repayment of loans to banks                          (23,163)        (24,552)
  Exercise of stock options                             22,500              -
                                                   -----------     -----------

Net cash provided by (used in) financing activities  5,774,337         (24,552)
                                                   -----------     -----------

  Net increase (decrease) in cash                    2,068,099        (796,611)

  Cash at beginning of period                          931,949       2,615,842
                                                   -----------     -----------

  Cash at end of the period                        $ 3,000,048     $ 1,819,231
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




Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
The Company's customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenues from AmericasDoctor.com, Inc. were $522,430 and $4,650,886 or 12% and 62% of consolidated revenues for the nine months ended July 31, 2001 and 2000, respectively. Revenues from AmericasDoctor.com, Inc. were $149,795 and $1,143,184 or 13% and 46% of consolidated revenues for the three months ended July 31, 2001 and 2000, respectively.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company had temporary investments of $1,730,000 on July 31, 2001.



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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on its financial position or results of operations.


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

In July 2001, the FASB issued Statement of Financial Standards No.
142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002. The Company believes that adoption of the new Statement will have no impact on the financial statements.



Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements


1. Property and Equipment


    Property and equipment consists of the following:


                                       October 31,     July 31,   Estimated
                                              2000         2001   Useful lives
    --------------------------------------------------------------------------

    Land                                $   65,078   $   65,078
    Buildings and improvement              955,802    1,630,535   10-20 years
    Furniture, fixtures and equipment    1,212,782    1,249,285     3-5 years
    Construction in progress               374,984           -       20 years
                                        ----------   ----------

                                         2,608,646    2,944,898


    Less: Accumulated depreciation
           and amortization                987,799    1,191,458
                                        ----------   ----------

                                        $1,620,847   $1,753,440
                                        ==========   ==========



2. Investment in Affiliates

    Investment in affiliates consists of the following:


                                             October 31,         July 31,
                                                    2000             2001
    --------------------------------------------------------------------------



    AmericasDoctor.com                       $   639,171      $   639,171
    CORIS                                        513,750          513,750
    Jaspin Interactive                                -           309,000
                                             -----------      -----------

                                             $ 1,152,921      $ 1,461,921
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




3. Related Party Transactions

Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by the Company's Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During the nine months ended July 31, 2001 and 2000, the Company paid Hall & Associates, P.A., Hall & AmDoc, Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $557,279 and $3,544,052 respectively, in fees and professional liability insurance premiums. The amounts payable to these affiliates at July 31, 2001 and 2000, were $24,156 and $143,202, respectively.



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



In March 2001, the Company issued 35,000 options to purchase its common stock to an outside consulting firm as consideration for providing marketing services for one year. The holder of the warrants may purchase 35,000 common shares at $3.90 per share. These options vest ratably over a three year period. The Company determined the estimated aggregate fair value of the options on the date of grant to be $66,500 based on the Black-Scholes valuation model. The Company recorded the $66,500 as deferred investment advisory fees and is amortizing this cost to expense over 12 months, the term of the agreement.

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



The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the Company for the nine months ended July 31, 2001:



                                                                     Exercise
                                                 Numbers of          Price Per
                                                 Shares                Share
         --------------------------------------------------------------------

         Options outstanding October 31,
         2000                                       419,820   $0.50 to $10.00

         Options granted                            819,000   $ 3.63 to $4.15

         Options exercised                               -                -
                                                  ---------   ---------------

         Options outstanding July 31, 2001        1,238,820   $0.50 to $10.00
                                                  ---------   ---------------

         Weighted average price of options
          outstanding                                                   $4.05
                                                                        -----



For SFAS No. 123 purposes, the weighted average fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.44%, expected volatility of 68%, an expected option life of 3 years and a dividend payout rate of zero. Using these assumptions, the weighted average fair value of stock options granted is $1.96 for the period ended July 31, 2001. There were no adjustments made in calculating the fair value to account vesting provisions or for non-transferability of risk of forfeiture.

If the Company had elected to recognize compensation based on the fair value at the grant dates for options issued under the plan described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earning (loss) per share would have been changed to the pro forma amounts indicated below:

   Nine months ended July 31,                       2000              2001
   --------------------------------------------------------------------------

   Net income (loss) applicable to
     common shareholders:
   as reported                               $(1,079,184)      $(1,138,842)
   pro forma                                 $(1,135,224)      $(1,234,394)

   Basic and diluted earnings (loss)
     per share:
     as reported                             $     (0.23)      $     (0.22)
     as pro forma                            $     (0.24)      $     (0.24)


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

Nine months ended                                    Segment             Total
July 31, 2001                          Revenues      Profit(loss)       Assets
------------------------------------------------------------------------------

24/7 medical response &
   assistance services               $2,498,360      $   650,366    $1,224,267
ASP & WEB                               515,122          354,232     2,385,780
Interactive medical information
   services                             534,731          104,189     1,454,911
Pharmaceutical kits and
   equipment                            605,060          224,471       158,565
Other services                           88,207           14,802        13,015
Unallocated corporate
   expenses                                  -        (2,546,200)           -
Unallocated assets                           -                -      2,474,321
                                     ----------      -----------    ----------

                                     $4,241,480      $(1,198,140)   $7,710,859
                                     ==========      ===========    ==========


Nine months ended                                    Segment             Total
July 31, 2000                          Revenues      Profit(loss)       Assets
------------------------------------------------------------------------------

24/7 medical response &
  assistance services                $1,846,541      $   664,164    $  740,767
ASP & WEB                               336,000          310,645     3,119,058
Interactive medical information
  services                            4,656,340          398,500     1,468,058
Pharmaceutical kits and
  equipment                             547,469          180,409       100,785
Other services                          127,192           37,538         9,101
Unallocated corporate
  expenses                                   -        (2,739,791)           -
Unallocated assets                           -                -      3,519,145
                                     ----------      -----------    ----------

                                     $7,513,542      $(1,148,535)   $8,956,914
                                     ==========      ===========    ==========

Three months ended                                       Segment         Total
July 31, 2001                          Revenues      Profit(loss)       Assets
------------------------------------------------------------------------------

24/7 medical response &
  assistance services               $   734,939      $   256,009   $ 1,224,267
ASP & WEB                                   635          (52,348)    2,385,780
Interactive medical information
  services                              153,087           41,231     1,454,911
Pharmaceutical kits and
  equipment                             216,951           80,694       158,565
Other services                           44,846           12,721        13,015
Unallocated corporate
  expenses                                   -          (804,461)           -
Unallocated assets                           -                -      2,474,321
                                    -----------      -----------   -----------

                                    $ 1,150,458      $  (446,154)  $ 7,710,859
                                    ===========      ===========   ===========

Three months ended                                       Segment         Total
July 31, 2000                          Revenues      Profit(loss)       Assets
------------------------------------------------------------------------------

24/7 medical response &
  assistance services               $   772,117      $   243,416   $   740,767
ASP & WEB                               252,000          229,472     3,119,058
Interactive medical information
  services                            1,145,388          142,083     1,468,058
Pharmaceutical kits and
  equipment                             237,835           79,495       100,785
Other services                           72,226           28,958         9,101
Unallocated corporate
  expenses                                   -          (857,193)           -
Unallocated assets                           -                -      3,519,145
                                    ----------       -----------   -----------

                                   $ 2,479,566       $  (133,769)  $ 8,956,914
                                   ===========       ===========   ===========

Medical Advisory Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operation
------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

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

In February 2001, Digital Angel Corporation, a wholly owned subsidiary of Applied Digital Solutions, Inc. purchased a 16.5% interest in the Company from certain members of senior management. In conjunction with this transaction, the Company has expanded the number of members to its Board from five to seven. Two members of the previous board resigned, and new members Mercedes Walton (replaced by Richard Sullivan in
April 2001), David A. Loppert (replaced by Scott Silverman in
July 2001), Dr. Richard Seelig and Dr. Paul Sanberg were named. Through this transaction Digital Angel Corporation will have to the possibility of using the Company's secure, FDA-compliant
ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center for use by its customers and product end-users. At this time the Company and Digital
Angel Corporation are developing various business and revenue models for the on-going development and launch of a joint product offering.

In December 2000, the Company purchased 15% of the issued
and outstanding common shares of Jaspin Interactive, Inc. (Jaspin). Jaspin is a software and web development company headquartered in Dulles, Virginia. The purchase price of the shares was $159,000 and 40,000 restricted shares of the
Company's common stock.  The alliance provides the Company
with the right to use Jaspin's proprietary ChatCentre and RoomCentre software, including upgrades and support. The
Company uses this software to support the medical and
informational chat services it provides.   As of September 10,
2001, the Company has not executed any new agreements with Jaspin nor has this alliance generated any revenue or expense for the nine months ended July 31, 2001.

In October 2000, the Company announced plans for a new strategic relationship with drkoop.com, Inc., a leading Internet health network that provides e-health solutions for business and individual customers worldwide. As part of this relationship the Company and drkoop.com, Inc. will jointly develop and promote products and services. The goal of this relationship is to leverage the primary assets of both companies, adding new lines of services to the drkoop.com network and increasing potential revenue streams for both companies. The Company and drkoop.com are working to finalize an agreement to provide these new products and services As of September 10, 2001 there has been no change in the relationship between drkoop.com. and Medical Advisory Systems, Inc.
On September 6, 2001 the Company announced that a new traveler assistance and insurance service, Travelers Angel Protection Plan, is expected to be launched by the Company on or before October 01, 2001. This program is being brought to the public by Travelers Angel Assistance, Inc. a wholly owned subsidiary of Medical Advisory Systems, Inc. The Travelers
Angel Protection Plan product has a number of protection and assistance benefits which are beneficial to both U.S. travelers and travel agents alike. These include some of the following benefits: trip cancellation/interruption insurance, air flight accident insurance, baggage loss insurance, 24/7 telephone access to U.S. licensed physicians, and many more. The insurance component of the product is being underwritten by an unrelated third party insurance company. Initially the product will be marketed by an existing network of travel agents. The Company also expects to generate sales via the internet sometime in fiscal 2002. The Company does not expect to have any significant revenues from the Travelers Angel Protection Plan product in the fourth quarter of 2001.

NET LOSS

The Company's net loss for the first nine months of FY 2001 was $1,138,842 compared to a net loss of $1,079,184 for the comparable period in FY 2000. The net loss for the three months ended July 31, 2001 was $445,516 compared to a net loss of $93,089 during the same period of fiscal 2000. The increase in the net loss for the nine months ended July 31, 2001is due primarily to an increase in amortization expense related to new hardware and software associated with the ASP/WEB Hosting segment and a reduction in the operating profit generated by the Interactive medical services segment offset by a reduction in salaries and wages and other selling, general and administrative expenses. The increase in the net loss for the three months ended July 31, 2001 is attributed primarily to a significant decline in the revenue and related operating income generated from the ASP/WEB Hosting segment and a reduction in the operating profit generated by the Interactive Medical Services segment.

24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES

Revenues in the first nine months increased by 35% from $1,846,541 in the first nine months of 2000 to $2,498,360 for the same period in fiscal 2001. Operating expenses increased 56% from $1,182,377 in the first nine months of 2000 to $1,847,994 in the first nine months of 2001. Operating income decreased from $664,164 in the first nine months of 2000 to $650,366 in the first nine months of 2001. The 2% decline in operating income was due to an increase in general operating expenses. The third quarter revenues decreased 5% from $772,117 in 2000 to $734,939 in fiscal 2001. Operating expenses decreased by 9% during the third quarter of 2001 from $528,701 in 2000 to $478,930 in 2001. Operating income increased 5% from $243,416 in the third quarter of 2000 to $256,009 in the third quarter of 2001. This increase in operating income is attributed to a reduction in maritime revenues offset by an increase in revenue from assistance services.

ASP and WEB HOSTING SERVICES

ASP and WEB Hosting Services had revenues for the first nine months of 2001 of $515,122, operating expenses of $160,890 and operating income of $354,232. This program began in April 2000 and provided revenues of $336,000, operating expenses of $25,355 and operating income of $310,645 in the first four months of its operations. The third quarter revenues decreased 99% from $252,000 in 2000 to $635 in fiscal 2001. Operating expenses increased by 135% during the third quarter of 2001 from $22,528 in 2000 to $52,983 in 2001. Operating income decreased 123% from $229,472 in the third quarter of 2000 to a loss of $52,348 in the third quarter of 2001. This loss is attributed to a decrease in service revenue from eResearch Technology (eRT), the primary customer for this service. eRT has informed MAS that they have no customers requiring this service, and therefore they have discontinued monthly payment of a service fee to support the Company's readiness to provide this service. Accordingly, the Company did not recognize any revenue from eRT in the third quarter of 2001 and does not expect to recognize any such revenue in the fourth quarter of 2001. The decline in fourth quarter revenue and operating income is estimated to be approximately $252,000 and $200,000 respectively. Meanwhile, Management has taken steps to reduce operating expense related to this program and is marketing hosting services to other customers.

Due to the significant decline in cash flow related to the ASP software intangible, there is the potential for an impairment charge in the fourth quarter related to the carrying value of this asset. While the Company believes that eRT has a contractual obligation to pay monthly service fees under an existing contract, there can be no assurance that eRT will resume such payments. Presently, the Company is exploring other alternatives for generating cash flow from the sub-license of this software to other entities.

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


INTERACTIVE MEDICAL INFORMATION SERVICES

Revenues decreased 89% from $4,656,340 in the first nine months of 2000 to $534,731 in the first nine months of 2001. Operating expenses decreased 90% from $4,257,840 in the first nine months of 2000 to $430,542 in the first nine months of 2001. Operating income decreased 74% from $398,500 in the first nine months of 2000 to $104,189 in the first nine months of 2001. The third quarter revenues decreased by 87% from $1,145,388 in 2000 to $153,087 in 2001. Operating expenses decreased by 89% during the third quarter of 2001 from $1,003,305 in 2000 to $111,856 in 2001. Operating income decreased 71% for the third quarter from $142,083 in 2000 to $41,231 in 2001.The decline in Interactive Medical Information Services is due primarily to the reduction in the volume of real time internet chats owing to the elimination, by AmericasDoctor.com, of unlimited, free to the consumer access to the chat feature of the AmericasDoctor.com website. Further, in September 2000, the Company and Americasdoctor.com amended their Call Center Service
Agreement. Under the amended agreement, MAS earns revenue based on a fixed fee per Internet chat plus a monthly access fee compared to a cost plus 20% fee for Internet chats under the previous agreement. Additionally, as part of the amended Call Center Agreement, the Company has negotiated better placement of the Doc-Talk service link on the AmericasDoctor.com website and a release from the exclusivity restrictions of the original agreement. With this release the Company is now afforded the opportunity to pursue offering real-time, physician-based, Internet chat domestically to any customer.

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

PHARMACEUTICAL KITS AND SERVICES

Revenues increased $57,591 or 11% from $547,469 in the first nine months of 2000 to $605,060 in the first nine months of 2001. Operating expenses increased by $13,529 or 4% from $367,060 in the first nine months of 2000 to $380,589 in the first nine months of 2001. Operating income increased by 24% or $44,062 from $180,409 in fiscal 2000 to $224,471 in fiscal 2001. The third quarter revenues decreased by 9% from $237,835 in 2000 to $216,951 in 2001. Operating expenses decreased by 14% during the third quarter of 2001 from $158,340 in 2000 to $136,257 in 2001. Operating income increased by 1% for the third quarter from $79,495 in 2000 to $80,694 in 2001. The pharmaceutical distribution program began operating out of a new facility in early January 2001. Utilization of the new space has added to the efficiencies of this division and has increased the amount of product shipped from this facility.


OTHER

Revenues from other health-related services, which consist of the medical responder training programs and the medical clinic, decreased 31% from $127,192 in the first nine months of 2000 to $88,207 in the first nine months of 2001. Expenses decreased by 18% from $89,654 in the first nine months of 2000 to $73,405 in the first nine months of 2001. Operating income decreased 61% from $37,538 in the first nine of 2000 to $14,802 in the first nine months of 2001. The third quarter revenues decreased by 38% from $72,226 in 2000 to $44,846 in 2001. Operating expenses decreased by 26% during the third quarter of 2001 from $43,268 in 2000 to $32,125 in 2001.  Operating income decreased by 56%
for the third quarter from a profit of $28,958 in 2000 to $12,721 in 2001. The reduction in training activities over the past 19 months is the result of regulatory changes promulgated by the United States Coast Guard (USCG) pertaining to the training of seafarers. These regulatory changes resulted in a complete re-write and re-submission for approval by the USCG of all medical training courses to be conducted for seafarers. Preferring to wait for a USCG approved course, most customers postponed planned training programs during this submission process. Operating income for this segment will exceed the forth quarter of 2000 as a result of the recent approval by the United States Coast Guard of the Company's expanded "Response to Illness and Injury at Sea" training course.

SALARIES AND WAGES

Salaries and wages decreased $79,800 or 9% from $929,044 in the first nine months of 2000 to $849,244 in the first nine months of 2001. Expenses for the third quarter increased by 16% from $248,730 in 2000 to $287,319 in 2001. The decrease in the nine months ended July 31, 2001 is attributed to the reduction of key Doc-Talk personnel. The increase in the three months ended July 31, 2001 is due to regular and ordinary increases in compensation levels of existing personnel.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 28% from $1,480,748 in the first nine months of 2000 to $1,061,548 in the first nine months of 2001. During the third quarter of 2001 the expenses were reduced $66,231 from 369,124 in 2000 to 302,893 in 2001. The decrease is due primarily to a reduction in non-cash compensation expense related to options and warrants issued to third parties in exchange for services and the success of an ongoing cost reduction program.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $329,999 in the first nine months of 2000 to $635,408 in the first nine months of 2001, an increase of 93%. Third quarter expenses were $239,339 in 2000 and $214,249 in 2001, a decrease of 10%. The increase in the nine-month comparison is due primarily to the amortization of new software and hardware purchases related to the company's ASP and Web Hosting Service.

INCOME TAX BENEFIT/EXPENSE

The Company did not record an income tax provision or benefit for the nine months ended July 31, 2000 and 2001 due to the net loss for the periods. The Company has provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $185,808 in the first nine months of fiscal 2001 compared to cash used in operations of $207,219 in the first nine months of 2000. This improvement in cash used in operating activities is due to a reduction in non-cash compensation expense for options and warrants offset by increased depreciation and amortization and more efficient management of accounts payable and trade receivables.

Cash used by investing activities relates to capital expenditures for construction of the new building, as well as the investment in Jaspin completed in December 2000.

Cash used in financing activities in 2001 of $24,552 related to the repayment of debt. Cash provided by financing in 2000 of $5,774,337 consisted primarily of proceeds from the sale of common stock reduced by repayment of debt.

The Company currently has a $500,000 credit agreement with a local financial institution. As of July 31, 2001 there is no outstanding balance. The agreement expires on October 31, 2001.

The Company has a strong cash position as of July 31, 2001 and relatively little debt. Management believes the Company's cash flow from operations will continue to improve throughout fiscal 2001 as it works to diversify its sources of operating revenue.

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

In December 1999, the Securities and Exchange Commission
("SEC") issued Staff Accounting Bulletin No. 101 that summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff Accounting Bulletin is effective for the fiscal year beginning November 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position; however, the guidance may impact the way in which the Company will account for future transactions.

In July 2001, the FASB issued Statement of Financial Standards
No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective
January 1, 2002. The Company believes that adoption of the new Statement will have no impact on the financial statements.

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

MEDICAL ADVISORY
SYSTEMS, INC.
					  Registrant

Date: 09/14/2001________		By: /s/ Dale L. Hutchins, Ph.D.
                                        ------------------------------

                                        Dale L. Hutchins, Ph.D.
                                        Executive Vice President/
                                        Chief Operating Officer