Form 10KSB40
period 2001-10-31
MEDICAL ADVISORY SYSTEMS INC
filed 2002-01-29
CIK 771252

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED] For the fiscal year ended October 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________________ to ____________________

Commission file number 2-98314-W

MEDICAL ADVISORY SYSTEMS, INC.

(Name of small business issuer in its charter)

Delaware	52-1233960

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8050 Southern Maryland Blvd., Owings, MD	20736

(Address of principal executive offices)	(Zip Code)

(301) 855-8070

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x   No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [x]

     Issuer’s revenues for its most recent fiscal year: $5,363,231

     The aggregate market value of the voting stock held by non-affiliates as of January 15, 2001 was $20,902,982

Common Stock, $.005 par value, 5,161,230 Shares of Common Stock Outstanding as of January 15, 2001

Item 1. Description of Business.

Medical Advisory Systems, Inc. (“MAS”) (AMEX: “DOC”), is a Delaware corporation that was incorporated on December 1, 1981, with its principal office located in Owings, Maryland. Its mailing address is: 8050 Southern Maryland Blvd., Owings, Maryland 20736 (telephone: 301-855-8070).

MAS provides medical assistance and technical products and services, which include:

•	24-hour-a-day, 7 days-a-week (“24/7”) medical advice to ships at sea, aircraft and remote locations worldwide, through a global telecommunications system, and ancillary services, including training programs, medical records maintenance, and medical cost containment services.

•	24/7 services providing assistance to multi-national corporations and the international travel industry and health maintenance organizations (HMOs).

•	Customized pharmaceutical and medical supply kits for the maritime and aviation industries.

•	Medical training services provided to the maritime and aviation industries.

•	Medical and clinical services, including treatments using laser technology.

•	24/7 medical information to the public via the internet in the form of real-time one-on-one online chats between licensed medical physicians and users.

•	24/7 medical information to individuals, groups, and associations via the telephone with licensed physicians.

•	Application Service Provider (ASP) and web hosting services.

•	24/7 technical support services to users requiring ASP or web hosting services.

MAS provides services from its 24/7 facility located in Owings, Maryland. MAS utilizes an agent in Hong Kong to maintain relationships with some of its maritime customers and participates in a worldwide network of 24/7 call centers in 37 countries owned and operated by CORIS Group International (CORIS) of Paris, France. In May 2000, MAS purchased a 12.0% ownership in CORIS. MAS also utilizes other centers both inside and outside the CORIS network to provide certain services outside the U.S.

History

Since its inception in 1981, MAS has maintained a proven, well-established system for delivering quality medical assistance services to the maritime and travel industries.

MAS began operations in 1982 to take advantage of the privatization opportunity created by the U.S. government’s decision to dismantle the U.S. public health hospital and clinic systems, thereby disenfranchising U.S. seafarers of free health care. Revenues grew slowly during the initial years and only partially covered substantial losses incurred to establish and enhance MAS’s operational medical advice system.

The key to acceptance of MAS’s maritime medical advice services was MAS’s ability to demonstrate the cost-effectiveness of those services. Since modern vessels can be operated with relatively few people, physicians are not required to be aboard. Consequently, in the event of a medical emergency, a ship often diverts from its charted course to facilitate evacuation for a victim of an accident or illness. Unnecessary diversions are made when trained medical personnel are not available to determine whether or not a medical emergency exists. The cost of a diversion to a shipping concern can be very high. It has been MAS’s experience that, for maritime companies utilizing MAS’s medical advisory service, over 94.0% of all illnesses and injuries can be successfully treated without diversions.

MAS expanded its services to international travelers by forming an alliance with SACNAS International of Paris, France (“SACNAS”) in 1994, and subsequently, with other internationally recognized providers of travel assistance. In 1995, MAS entered into an agreement with SACNAS to create Assistance Services of America, Inc. (“ASA”). MAS owned a 50.0% interest in ASA. ASA marketed travel assistance products to the U.S. under the trade name “Mondial Assistance.” In March 1999, MAS sold its interest in ASA to SACNAS. MAS subsequently repurchased 295,378 shares of MAS common stock owned by SACNAS and SACNAS forgave a loan to MAS. In conjunction with the final sale by MAS of all of its interests in ASA to SACNAS, MAS entered into a lease and service agreement with ASA and SACNAS. Under this agreement, ASA rented office space in MAS’s headquarters in Owings, Maryland and continued to use MAS to service its U.S. medical and travel cases until January 31, 2000, at which time ASA vacated the premises and the contract ended. In preparation for this transition, MAS entered into a strategic alliance with CORIS and has continued to provide 24/7 call center services to this market.

In the first quarter of 1998, the MAS Board of Directors outlined a plan to penetrate new medical assistance markets. MAS began investigating other business opportunities compatible with its existing business philosophy of providing actual “on duty” physicians specifically trained to deliver medical assistance via telecommunications on a 24/7 basis. Market research pointed the way towards the internet as a new frontier and future for consumer service.

During the fourth quarter of fiscal 1998, MAS entered into a call center service agreement with AmericasDoctor.com, Inc. (“AmericasDoctor”) to provide real-time online chats between doctors at the MAS call center in Owings, Maryland and AmericasDoctor users via the internet. MAS began providing online chats for AmericasDoctor in September 1998. During fiscal 1998 and the first half of fiscal 1999, MAS made equity investments in AmericasDoctor, ultimately owning an interest equal to 13.5% of the issued and outstanding common stock of AmericasDoctor in April 1999. In October 1999, AmericasDoctor received funding from other sources, which diluted MAS's ownership of AmericasDoctor common stock to 5.3%. On January 6, 2000, the call center service agreement was amended to extend the term through July 1, 2003. In addition, MAS agreed to allow its ownership of AmericasDoctor common stock to be further diluted to 2.3%. In September 2001, AmericasDoctor discontinued paying MAS’s monthly invoices. Further, on November 1, 2001, MAS received a letter from AmericasDoctor stating that they had halted all consumer web-related activities in September 2001 and would no longer be using the services of MAS, which effectively terminated the call center service agreement between the companies. MAS ceased providing services to AmericasDoctor in September 2001.

In October 1999, the DocTalk, Inc. service (the “DocTalk Service”) was launched. MAS began the development of the DocTalk Service in the early months of fiscal 1998 and continued during fiscal 1999. The DocTalk Service is a telephone based health and medical information service offering individuals the opportunity to receive answers to medical questions directly and conveniently from a licensed physician on a 24/7 basis. The DocTalk Service was originally offered as a retail pay-per-call product providing valuable information on general medical topics to consumers at a time most convenient to them. This product has since been repositioned as a business to business (B2B) product and integrated, as a distinctive benefit, into MAS’s Travelers Angel product, which was introduced in September 2001.

On March 9, 2000, MAS and eResearch Technology (“eRT”), a wholly-owned subsidiary of Premier Research Worldwide, Ltd. (“PRWW”), entered into a services, sales, and co-marketing agreement and a master software license agreement. Pursuant to these agreements, MAS agreed to provide application software provider services to eRT and eRT licensed its proprietary software relating to clinical trials, data and safety management to MAS. MAS purchased the license for approximately $2,725,000 and eRT agreed to pay MAS monthly fees for its services. The agreements expire on March 31, 2005 unless earlier terminated. Simultaneously with the execution of the agreements, PRWW purchased 550,000 shares of MAS common stock for $5,775,000.

In March 2000, MAS began to provide ASP and web hosting services for eRT. Through the construction of the new MAS technology center MAS expanded its telecommunications and web-enabling infrastructure and became an ASP for eRT’s proprietary clinical research software. This service allowed the customers of eRT worldwide to have real-time access to its full suite of software products on an as needed basis, minimizing the downtime for installation and training. During the third quarter of 2001, eRT insisted on renegotiating the monthly fee under the service agreement. Ultimately, eRT cancelled the service agreement in the fourth quarter since the parties were unable to agree on a revised fee structure. Consequently, MAS, based on a review of undiscounted cash flows, including the estimated fair market value of certain long-lived assets, recorded an impairment charge of approximately $2,079,000.

In May 2000, MAS concluded its purchase of 12.0% of the issued and outstanding common stock of CICP, the holding company for CORIS. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients, and operates 24/7 medical call centers in 37 countries. Through this purchase MAS took another step toward a truly global approach to the delivery of travel assistance, health information and services, the recruitment of potential clinical trial subjects and the improvement of adverse reaction and expert reporting in clinical trials.

MAS expects to utilize an internet connectivity platform to create an electronic network for the CORIS 24/7 medical call centers. CORIS will assist in the development of international health information and clinical research application services, which will be managed from MAS’s 24/7 physician-staffed call center in Owings, Maryland. The agreement calls for development of both international internet medical chat services and foreign language chat services in the U.S. using the CORIS 24/7 call centers to provide the infrastructure and personnel.

In September 2000, MAS negotiated the release from its exclusive agreement with AmericasDoctor allowing MAS to pursue offering its real-time physician based internet chat domestically to new customers. The contract had been modified earlier in the year to permit offering chat services overseas in support of the strategic CORIS relationship. As part of this agreement, AmericasDoctor began promoting MAS’s telephone based DocTalk Service on a revenue share basis. MAS agreed to purchase AmericasDoctor’s communications and computer equipment that support the internet chat, further enhancing the upgrade and expansion of MAS’s technology infrastructure. In the fourth quarter of 2001, AmericasDoctor notified MAS that it was terminating its contract for services. MAS has the ability to provide internet chat services to other domestic and foreign customers, but has not yet contracted for any new significant customers.

In October 2000, MAS announced its participation in discussions with Drkoop.com, Inc. (“Drkoop”) (NASDAQ-NM: KOOP), a health web site and leading internet health network, which provides e-health solutions for both business and individual consumers, involving the possibility of jointly developing and promoting products and services with Drkoop. The goal of the relationship was to leverage the primary assets of both companies, adding new lines of services to the Drkoop network and increasing potential revenue streams for both companies. A final agreement was never reached between the two companies. On December 16, 2001, Drkoop announced it and its wholly-owned subsidiary were ceasing operations and intended to file petitions seeking relief under Chapter 7 of the United States Bankruptcy Code. Prior to the bankruptcy filing, MAS had ceased all negotiations with Drkoop. As a result, the companies never completed a strategic services agreement and MAS had no transactions in fiscal 2001 or 2000 with Drkoop. Consequently, the bankruptcy filing by Drkoop had no impact on the financial or operating results of MAS in fiscal 2001 and 2000 or on its liquidity and cash flows provided by operating, investing or financing activities.

In December 2000, MAS purchased 15.0% of the issued and outstanding common stock of Jaspin Interactive, Inc. (“Jaspin”). Jaspin is a software and web development company headquartered in Dulles, Virginia. The purchase price of the shares was $159,000 in cash and 40,000 restricted shares of MAS common stock. The alliance provides MAS with the right to use Jaspin’s proprietary ChatCentre and RoomCentre software, including upgrades and support. MAS uses this software to support the medical and informational chat services it provides. This alliance did not generate any revenue or expense for the year ended October 31, 2001.

In February 2001, Digital Angel Corporation (“Digital Angel”), a wholly-owned subsidiary of Applied Digital Solutions, Inc. (“ADS”) (NASDAQ: ADSX) purchased 16.6% of the issued and outstanding MAS common stock from Ronald W. Pickett, Chairman and President of MAS and his two minor children, and Thomas M. Hall, a director and Chief Executive Officer of MAS. In conjunction with this transaction, MAS expanded its Board of Directors from five to seven. Two members of the previous board resigned, and new members Mercedes Walton (replaced by Richard Sullivan in April 2001), David A. Loppert (replaced by Scott Silverman in July 2001), Dr. Richard Selig and Dr. Paul Sanberg were named. Through this transaction Digital Angel is exploring the possibility of using MAS’s secure, FDA-compliant ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center for use by its customers and product end-users. At this time MAS and Digital Angel are developing various business and revenue models for the on-going development and launch of a joint product offering.

On September 6, 2001, MAS announced that a new traveler assistance and insurance service, Travelers Angel Protection Plan, was expected to be launched by MAS during the final quarter of 2001. The product was offered in limited release during November of 2001. This program is offered to the public by Travelers Angel Assistance, Inc., a wholly-owned subsidiary of MAS. The Travelers Angel Protection Plan product has a number of protection and assistance benefits that MAS believes will be beneficial to both U.S. travelers and travel agents. These include the following benefits: trip cancellation/interruption insurance, air flight accident insurance, baggage loss insurance,

24/7 telephone access to U.S. licensed physicians, and medical repatriation benefits. An unrelated third party insurance company is underwriting the insurance component of the product. Initially, an existing network of travel agents will market the product. MAS also expects to generate sales via the internet in fiscal 2002. MAS did not have any significant revenue or expense from the Travelers Angel Protection Plan product in the fourth quarter of 2001.

In November 2001, the Board of Directors approved an agreement and plan of merger pursuant to which MAS would acquire the Advanced Wireless Group of ADS, an affiliate and beneficial owner of 16.6% of MAS’s issued and outstanding common stock. As consideration for the merger, MAS will issue 18,750,000 shares of common stock to ADS. As a result, ADS will own 82.1% of MAS’s issued and outstanding common stock and will be able to control MAS’s Board of Directors. The merger will be accounted for using the purchase method of accounting. Given ADS’s ownership of MAS upon completion of the merger, ADS will be deemed the acquiror for accounting purposes. Accordingly, this transaction will be accounted for as a reverse acquisition of MAS by ADS. The merger agreement is subject to the approval of IBM Credit Corporation, a secured lender of ADS, and MAS’s stockholders, and other closing conditions. Preliminary proxy materials concerning the proposed merger with ADS were filed by MAS with the Securities and Exchange Commission on December 14, 2001.

Segments

Revenues from MAS’s various segments can be broken down as follows:

	October 31,

	2000	2001

Interactive Medical Information Services	57%	10%
24/7 Medical Response and Assistance Services	28	61%
Pharmaceutical Kits and Equip	7	17%
ASP/Web Hosting Services	6	10%
Other	2	2%
	100%	100%

Refer to footnote 12 in MAS’s consolidated financial statements for other segment data.

Interactive Medical Information Services

This segment consists of two service components provided by MAS licensed physicians located in the 24/7 medical information call center. The first component is the Doc-Chat service. This service provides consumers with general medical information, via the internet, by means of one-on-one confidential keyboard chats with physicians. The second component is the DocTalk Service. This service provides medical information to individuals, groups, and associations from MAS physicians via the telephone. The physicians that work in MAS’s medical information call center, do not practice medicine or in any way suggest specific treatment or consultation to the users, but seek to provide information on medical topics related to users’ questions.

The September 2000 modification of the call center service agreement with AmericasDoctor released MAS from its exclusive agreement with AmericasDoctor. MAS is now permitted to pursue offering its real-time physician based internet chat domestically to new customers. Earlier in 2000, MAS and AmericasDoctor had modified the agreement to permit the offering of MAS’s chat services overseas, an approach being pursued through a strategic relationship with CORIS. To date, MAS has performed over 1.5 million real-time chats for AmericasDoctor. As part of the call center service agreement, MAS agreed to purchase AmericasDoctor’s communication and computer equipment that support the internet chats, further enhancing MAS’s effort to upgrade and expand its technology infrastructure, and AmericasDoctor agreed to pay MAS a minimum of $50,000 per month in service fees for the term of the agreement.

In September 2001, AmericasDoctor discontinued paying MAS’s monthly invoices. Further, on November 1, 2001, MAS received a letter from AmericasDoctor stating that they had halted all consumer web-related activities in September 2001 and would no longer be using the services of MAS.

On December 6, 2001, MAS’s legal counsel served a default notice on AmericasDoctor regarding their default in respect to nonpayment of invoices. The default notice included a demand for payment of $150,000 in past due invoices by December 21, 2001. As of January 2002, payment has not been received. MAS did not recognize revenues for these invoices due to uncertainty surrounding their ultimate collectibility.

24/7 Medical Response and Assistance Services

A staff of communication specialists and physicians operating from MAS’s medical telecommunications response center provide medical advice to people traveling anywhere in the world on a 24/7 basis. Assistance is provided by telephone, satellite, high frequency radio, fax and telex. MAS charges for its maritime medical advice services according to one of two methods. The subscriber can elect to have unlimited service for a flat annual fee or to have the service available on a timed per minute basis. Most U.S. maritime customers have flat fee contracts that have terms of one to three years.

A major market for MAS’s services is the international travel insurance and assistance industry. MAS provides medical consultation and logistical support for travelers who become ill or injured while traveling abroad. Services include coordination of medical care, physician consultation, translation assistance, evacuation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies or managed care organizations. MAS charges a fee for consultation and additional fees if the traveler requires special arrangements or other logistical services.

This segment also includes the clinic services program. This program manages the conduct of employment physical examinations, vaccinations and drug tests on a nationwide basis, on behalf of MAS’s customers.

Pharmaceutical Kits and Equipment

MAS sells a variety of kits containing pharmaceutical and medical supplies. Included in the kits are prescription and nonprescription medications, medical equipment, medical white goods, and controlled substances. The kits are designed following U.S. government and international treaty guidelines and include MAS’s Pharmaceutical Manual, which provides information on proper storage, use and inventory control. All medications are specially labeled for use in MAS’s system. MAS directly supplies pharmaceuticals to its maritime and airline customers through MAS’s warehouse facility, which stocks various commonly needed pharmaceuticals and supplies. The internalization of the supply function allows MAS to provide service for customers who have time-critical supply needs.

ASP/Web Hosting Services

MAS is equipped to provide ASP and web hosting services. MAS’s new state-of-the-art technology center houses the ASP/hosting equipment supporting MAS’s current customers and allows for significant expansion. Until recently, MAS’s most significant customer for this service was eRT. MAS has a contract with eRT to host eRT’s proprietary software and operate as the exclusive ASP provider for eRT’s eSafetyNet/pharmaco-vigilance customers. During the third quarter of 2001, eRT insisted on renegotiating the monthly fee under the service agreement. Since the parties were unable to agree on a revised fee structure, eRT cancelled the service agreement in the fourth quarter.

Other

MAS offers customized and United States Coast Guard approved medical training services to the maritime and aviation industies on a recurring basis. MAS also staffs and operates an outpatient health services clinic in Owings, Maryland. This clinic was established in 1998 and provides primary care and laser treatment for hair and tattoo removal. The clinic is operated during normal business hours.

Markets

Interactive Medical Information Service

MAS initially developed the internet chat service through an exclusive, strategic relationship with AmericasDoctor. However, the amendment to the AmericasDoctor call center service agreement released MAS from the exclusivity of providing chat services to AmericasDoctor and allowed MAS to market its chat services to other customers. In the fourth quarter of 2001, AmericasDoctor notified MAS that it was terminating its contract for services. MAS has the ability to provide internet chat services to other domestic and foreign customers, but has not yet contracted for any new significant customers.

MAS believes that by integrating the DocChat and DocTalk services, it is able to provide a full suite of medical information services to both domestic and international organizations. Potential customers for MAS’s interactive medical information services include other e-health internet sites seeking customized services to increase traffic and customer retention, managed care service providers, international and domestic travel insurance providers, as well as companies that recruit participants for clinical trials. In addition to those potential markets, MAS recently launched Travelers Angel, its new travel assistance product, which includes the DocTalk Service in every policy sold.

24/7 Maritime Response and Assistance Services:

Maritime Response Services

There are three primary markets for Maritime Response Services:

The first market consists of 468 privately owned U.S. flag ships that transport U.S. goods to and from ports within the United States. For these vessels, evacuations due to medical emergencies are complicated and expensive. Over 90.0% of the companies that operate these vessels utilize these services. Approximately two-thirds of these customers utilize MAS’s pharmaceutical program. MAS also has contracts with towing, research, commercial vessels and oil platforms.

The second market consists of non-U.S. flag vessels owned by U.S. and foreign companies. Over 90.0% of all goods are shipped on the approximately 14,000 vessels, that fall in this category. Approximately 3.0% of this market segment utilizes these services.

The third market encompasses the balance of the world’s ocean going vessels, which is comprised of in excess of 1,000 gross tons and approximately 13,000 vessels/units. MAS’s ongoing effort to sell to this market is enhanced by its efforts to sell to the second market since most of the companies operate vessels in both the U.S. and worldwide. The further development of less expensive satellite communication equipment also makes this market more accessible. Although large in number, the ships comprising the second and third market segments historically are infrequent users of the service. This infrequent use coupled with relatively high marketing costs led MAS into other markets such as travel assistance.

Assistance Services

Assistance Services are marketed to insurance companies, multi-national corporations, and HMOs. Customers purchase assistance services to gain access to MAS’s specialized 24-hour claims handling capabilities and international network and response capability. The availability of assistance services allows customers, such as insurance companies, to offer more attractive programs to policyholders while monitoring claims and controlling costs. Multi-national corporations are faced with the challenge of providing medical and operational services to employees in foreign countries. MAS’s specialized services function as an additional employee benefit and allow the client to control risk. HMOs provide managed health care by designating preferred health care providers or by employing doctors directly. However, enrollees who travel may not have direct access to these doctors. MAS’s services allow HMOs to monitor and control claims for enrollees who travel outside the HMO standard service area. MAS also has the capability of assisting travelers to the U.S. on behalf of foreign insurance companies.

Competition

MAS is currently not aware of direct competitors to its interactive medical information services. However, MAS believes that within the existing internet medical arena there are many service providers and other physician groups that could deliver competing services. MAS believes its first-to-market status provides MAS with a competitive advantage over these potential competitors. However, there is no assurance that other companies will not commence competing operations and generate greater competition than now exists.

MAS competes in the maritime medical advice market with a few foreign government-operated entities. MAS is aware of several U.S. companies, as well as hospitals, that provide radio medical advice to ships at sea. While MAS believes it has a competitive advantage, the barriers to entry into this market are relatively low, and there can be no assurance that other companies will not commence operations similar to those provided by MAS and generate competition that does not now exist.

Regulation

MAS is licensed by the Federal Communication Commission to operate a limited coast, high frequency and single side bank (SSB) radio station.

The U.S. Department of Justice and the Drug Enforcement Administration also monitor MAS’s distribution of controlled substances. MAS is licensed by the Drug Enforcement Administration and the Maryland Board of Pharmacy for the distribution of pharmaceuticals. MAS does not hold any direct medical licenses but utilizes the services of licensed physicians.

MAS is working to establish procedures to ensure compliance with the Health Insurance Portability and Accountability Act (HIPAA), which takes full effect on April 15, 2003. HIPAA was established, in part, to address the issue of privacy regarding medical information on the internet. MAS is positioned to be in full compliance prior to April 15, 2003.

Insurance

MAS maintains liability insurance for its operations. Physician personnel are contracted through professional associations of physicians that are covered by comprehensive professional liability insurance policies.

Personnel

MAS has 30 full time employees, 9 in management, 19 in administrative, clerical, and coordinator positions and 2 in technical positions. MAS has three full time physicians and over 50 physicians and medical professionals under contract to provide services to MAS. MAS contracts with Hall & Associates, P.A. and Hall and DocTalk Associates, P.A. for 24/7 medical services. MAS also pays the premiums on professional liability insurance covering personnel associated with Hall & Associates, P.A. and Hall and DocTalk Associates, P.A. Hall & Associates, P.A. and Hall and DocTalk Associates, P.A. are solely owned by Dr. Hall.

Item 2. Descriptions of Properties.

MAS’s headquarters currently consists of a campus of three buildings: a 12,000 square foot facility that contains two custom designed call centers and administrative offices; a 4,800 square foot facility that contains MAS’s technology center from which MAS operates its ASP and web hosting services and its maritime pharmacy; and a third facility consisting of a two-story structure with approximately 3,000 square feet of usable office and storage space. The three buildings are owned by MAS and located on 1.44 acres of commercial land in Owings, Maryland, approximately twenty miles from Washington, D.C.

The call centers are equipped with 80 telephone lines, satellite, telex, fax, email and the ability to receive AED (Automated External Defibrillator) electrocardiograms and digital images. The center is also equipped with a high-frequency SSB radio station, licensed by the Federal Communications Commission (see Item 1, “Regulation”), and can operate on five specially approved frequencies that are free of other traffic. Arrangements with various relay stations around the world give MAS worldwide communications capabilities. All core telephone equipment is housed in a central computer facility with an independent climate control, security and fire suppression systems. All mission critical response center equipment is on battery backup devices. Two external generators (a 300 KW generator and a 60 KW generator) power all critical systems in the buildings in the event of a power-failure. The generators may be refueled while running, providing indefinite power to MAS’s call centers, administrative offices, technology center and maritime pharmacy.

MAS’s 2,400 square foot technology center meets strict standards required for it to host critical data and provide other web-based services. The technology center is protected by redundant, state-of- the art temperature and humidity control systems, fire suppression systems, and robust multi-level firewalls for data security and protection. The building also houses an expanded warehouse to accommodate the maritime pharmaceutical distribution services.

MAS maintains a commercial insurance policy on all buildings and equipment that, in the opinion of management, is adequate to cover MAS’s exposure.

Item 3. Legal Proceedings.

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. filed suit against Customized Services Administrators, Incorporated, Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and MAS in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy allegedly purchased by plaintiffs from defendants on March 6, 2000. The complaint alleges, among other things, that defendants breached the insurance policy, defrauded plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on plaintiffs. The complaint seeks the cost of funeral and burial expenses of the deceased and amounts constituting the loss of financial support of the deceased, general damages, attorney’s fees and costs, and exemplary damages. Customized Services Administrators has filed a cross-claim against MAS alleging that MAS should be held liable for any liability that Customized Services Administrators may have to plaintiffs. MAS has denied the allegations of the complaint and the Customized Services Administrators cross-claim and is vigorously contesting all aspects of this action.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for Common Equity and Related Stockholder Matters.

MAS common stock is traded on the American Stock Exchange (AMEX) under the symbol “DOC”.

Fiscal Year Ended October 31, 2001	High	Low

First Quarter	10.25	2.9375
Second Quarter	4.50	3.00
Third Quarter	5.40	2.01
Fourth Quarter	5.30	1.75

Fiscal Year Ended October 31, 2000	High	Low

First Quarter	14 5/8	9 5/16
Second Quarter	18 1/4	7 1/2
Third Quarter	12 3/8	8
Fourth Quarter	11 1/4	9

The closing price of MAS’s common stock on January 15, 2002 was $4.05. MAS has never paid a cash dividend on its common stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following selected financial data and Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with MAS’s 2000 and 2001 financial statement and notes thereto, included elsewhere in this Form 10KSB (See Item 7).

Forward-Looking Information

This Form 10-KSB contains certain “forward-looking statements” that represent MAS’s expectations or beliefs, including, but not limited to, statements concerning industry performance and MAS’s operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond MAS’s control and actual results may differ materially depending on a variety of important factors, many of which are beyond the control of MAS.

Selected Financial Data

Years Ended October 31,	2000		2001

REVENUE:
Interactive Medical Information Services	$5,336,625	56.9%	$535,391	9.9%
24/7 Medical Response and Assistance Services	2,602,269	27.8%	3,274,347	61.1%
Pharmaceutical Kits and Equipment	702,955	7.5%	902,749	16.8%
ASP and Web Hosting Services	588,750	6.3%	523,020	9.8%
Other Services	146,417	1.5%	127,724	2.4%

Total Revenue	9,377,016	100.0%	5,363,231	100.0%

OPERATING EXPENSES:
Interactive Medical Information Services	4,714,748	50.3%	523,190	9.8%
24/7 Medical Response and Assistance Services	1,700,130	18.1%	2,402,832	44.8%
Pharmaceutical cost of sales	456,666	4.9%	618,752	11.5%
ASP and Web Hosting Services	46,687	.5%	211,499	3.9%
Other Services	109,762	1.2%	95,463	1.8%
Salaries and wages	1,025,698	10.9%	1,105,620	20.6%
Other selling, general and administrative	2,198,658	23.4%	1,574,553	29.3%
Depreciation & amortization	525,720	5.6%	848,465	15.8%
Impairment of Long-lived assets	—	—	2,078,833	38.8%
Write down of investment in affiliate	—	—	508,171	9.5%

Total Operating Expenses	10,778,069	114.9%	9,967,378	185.8%

Operating loss	(1,401,053)	(14.9%)	(4,604,147)	(85.8%)

OTHER INCOME\ (EXPENSE):
Other income	51,628	.5%	16,068	.2%
Interest income	125,456	1.3%	78,631	1.5%
Interest expense	(22,704)	(.2)%	(32,863)	(.6)%

Total Other Income/Expense	154,380	1.6%	61,836	1.2%

Net loss	(1,246,673)	(13.3)%	(4,542,311)	(84.7)%

Basic and diluted earnings/(loss) per share	$(0.26)		$(0.88)

Weighted average shares outstanding	4,871,738		5,155,641

MAS’s net loss for fiscal year 2001 was $4,542,000 compared to a net loss of $1,247,000 in fiscal year 2000. The increase in the net loss in the current year is primarily attributable to a reduction in revenues without a corresponding reduction in direct costs for a total effect of $838,000, a charge for the impairment of long-lived assets of $2,079,000, a write down of an investment in an affiliate of $508,000, increased depreciation and amortization expense of $322,000 offset by a $624,000 reduction in other selling, general and administrative expenses.

OVERVIEW

During the fiscal year ended October 31 (“fiscal year”) 2000, MAS took steps to diversify the sources of revenue to reduce its dependence on the interactive medical information segment as its primary generator of revenue. MAS continues to explore strategic alliances and investments in entities that can maximize the profitability of its 24/7 physician-staffed medical call center and the recently completed ASP facility.

In December 2000, MAS purchased 15.0% of the issued and outstanding common shares of Jaspin, a software and web development company headquartered in Dulles, Virginia, for $159,000 and 40,000 restricted shares of MAS common stock. The alliance provides MAS with the right to use Jaspin’s proprietary ChatCentre and RoomCentre software, including upgrades and support. MAS uses this software to support its medical and informational chat services. This alliance did not generate any revenue or expense for the year ended October 31, 2001.

In October 2000, MAS announced execution of a letter of intent to discuss the possibility of jointly developing and promoting products and services with Drkoop, a health web site and leading internet health network, which provides e-health solutions for both business and individual consumers. The potential goal of this relationship was to leverage the primary assets of both companies, adding new lines of services to the Drkoop network and increasing potential revenue streams for both companies. A final agreement was never reached between the two companies. On December 16, 2001, Drkoop announced it and its wholly-owned subsidiary were ceasing operations and intended to file petitions seeking relief under Chapter 7 of the United States Bankruptcy Code. Prior to the bankruptcy filing, MAS had ceased all negotiations with Drkoop. As a result, the companies never completed a strategic services agreement and MAS had no transactions in fiscal year 2001 or fiscal year 2000 with Drkoop. Consequently, the bankruptcy filing by Drkoop had no impact on the financial or operating results of MAS in fiscal years 2001 or 2000 or on its liquidity and cash flows provided by operating, investing or financing activities.

In February 2001, Digital Angel purchased 16.6% of the issued and outstanding common stock of MAS from Mr. Pickett and his two minor children, and Dr. Hall. Through this transaction Digital Angel will have use of MAS’s secure, FDA-compliant ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center. MAS and Digital Angel are presently developing various business and revenue models for the ongoing development and launch of a joint product offering.

On September 6, 2001, MAS announced that a new traveler assistance and insurance service, “Travelers Angel Protection Plan” was expected to be launched by MAS during the final quarter of 2001. The product was offered in limited release during November of 2001. This program is being offered to the public by Travelers Angel Assistance, Inc., a wholly-owned subsidiary of MAS. The Travelers Angel Protection Plan product has a number of protection and assistance benefits that MAS believes will be beneficial to both U.S. travelers and travel agents. These include the following benefits: trip cancellation/interruption insurance, air flight accident insurance, baggage loss insurance, 24/7 telephone access to U.S. licensed physicians and medical repatriation benefits. An unrelated third party insurance company is underwriting the insurance component of the product. Initially, an existing network of travel agents will market the product. MAS also expects to generate sales via the internet in fiscal year 2002. This product did not produce any significant revenue or expense in fiscal year 2001.

In November 2001, the Board of Directors approved an agreement and plan of merger pursuant to which MAS would acquire the Advanced Wireless Group of ADS, an affiliate and beneficial owner of 16.6% of the issued and outstanding MAS common stock. As consideration for the merger, MAS will issue 18,750,000 shares of MAS common stock to ADS. As a result, ADS will own 82.1% of the issued and outstanding shares of MAS common stock and will be able to control completely the MAS Board of Directors and decide all matters submitted to MAS stockholders for approval. The merger will be accounted for using the purchase method of accounting as a reverse acquisition of the MAS by ADS. The agreement is subject to the approval of IBM Credit Corporation, a secured lender of ADS and MAS’s stockholders and other closing conditions. Preliminary proxy materials concerning the proposed merger with ADS were filed by MAS with the Securities and Exchange Commission on December 14, 2001.

Results of Operations

INTERACTIVE MEDICAL INFORMATION SERVICES

Revenues decreased 90.0% from $5,337,000 in fiscal year 2000 to $535,000 in fiscal year 2001. Operating expenses decreased 88.9% from $4,715,000 in fiscal year 2000 to $523,000 in fiscal year 2001. Gross profits were $536,000 in fiscal year 2000 compared to an operating loss of $624,000 in fiscal year 2001. This segment includes the real-time internet chat service (DocChat) and the phone-based DocTalk Service. Nearly all revenue and expenses in this segment relate to the DocChat program. MAS introduced its real time online internet chat service in the fourth quarter of 1998. MAS provided this product under contract exclusively to AmericasDoctor. After the introduction of this service, MAS initially experienced growth in the volume of its real time online internet chats. Beginning in the second quarter of fiscal year 2000, the volume of real time online internet chats began to decline due primarily to the elimination by AmericasDoctor of unlimited consumer access to the chat feature of the AmericasDoctor website. In September 2000, MAS and AmericasDoctor amended their call center agreement to provide to MAS a revenue based, fixed fee per internet chat plus a monthly access fee compared with a cost plus

20.0% fee for internet chats prior to the amendment. This amendment had a significant impact on revenues in fiscal year 2001.

AmericasDoctor cancelled the call center agreement in late September 2001 after negotiations to continue the agreement failed. MAS concluded that cancellation of the agreement was a triggering event as defined in paragraph 5 of SFAS 121. In the fourth quarter of fiscal year 2001, MAS performed an impairment analysis and recognized an impairment loss of approximately $508,000. As AmericasDoctor was the primary customer for this program, MAS does not expect to generate any significant revenue or expenses from real time internet chat services in 2002.

MAS has recently launched Travelers Angel, its new travel assistance product. This product includes the DocTalk Service in every policy sold.

24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES

Revenues increased 25.8% from $2,602,000 in fiscal year 2000 to 3,274,000 in fiscal year 2001. Operating expenses increased 41.4% from $1,700,000 in fiscal year 2000 to $2,403,000 in fiscal year 2001. Gross profits decreased 6.9% from $852,000 in fiscal year 2000 to $793,000 in fiscal year 2001. The increase in revenues is attributable to the increase in travel assistance case-management expenses ultimately billed back to the customer. The increase in operating expenses is attributable to an increase in the third party expenses that MAS pays in connection with the management of travel assistance cases ultimately billed back to customers, as well as, an increase in employee salaries and wages, and physician’s professional fees. The decrease in gross profit is due primarily to a reduction in fees collected related to the clinic service program and an increase in salaries and wages.

PHARMACEUTICAL KITS AND SERVICES

Revenues increased 28.4% from $703,000 in fiscal year 2000 to $903,000 in fiscal year 2001. Operating expenses increased by 35.4% from $457,000 in fiscal year 2000 to $619,000 in fiscal year 2001. Gross profits increased by 15.4% from $246,000 in fiscal year 2000 to $284,000 in fiscal year 2001. The growth of the pharmaceutical segment is the result of new and expanding customers. The disparity between the increase in revenues and expenses in this segment is primarily the result of an increase in the cost of certain inventory items without a corresponding increase in the sales price passed on to customers.

ASP AND WEB HOSTING SERVICES

Revenues decreased 11.2% from $589,000 in fiscal year 2000 to $523,000 in fiscal year 2001. Operating expenses increased 358.7% from $46,000 in fiscal year 2000 to $211,000 in fiscal year 2001. Gross profits were $202,000 in fiscal year 2000 compared to an operating loss of $2,330,000 in fiscal year 2001. Revenues decreased due to a loss of service revenue from eRT, MAS’s primary customer for this service. eRT has informed MAS that it has no customers requiring this service and has discontinued monthly payment of a service fee to support MAS’s readiness to provide this service. As a result, MAS did not recognize any revenue from eRT in the third and fourth quarters of fiscal year 2001. In fiscal year 2000, MAS recognized seven months of revenue related to eRT, compared to six months in fiscal year 2001. The increase in operating expense is primarily attributable to a reclassification of existing information technology personnel salary expense into this segment in fiscal year 2001. The salaries for these existing personnel were previously expensed to general salaries and wages in fiscal year 2000. The operating loss for fiscal year 2001 is primarily attributable to the write-downs regarding the impairment of long-lived assets relating to this segment. During the third quarter of fiscal year 2001, eRT insisted on renegotiating the monthly fee under the service agreement originally executed in March 2000. Ultimately, the service contract was cancelled in the fourth quarter since the parties were unable to agree on a revised fee structure. Consequently, MAS, based on a review of undiscounted cash flows, including the estimated fair market value of certain long-lived assets, recorded an impairment charge of approximately $2,079,000.

OTHER

Revenues decreased 12.3% from $146,000 in fiscal year 2000 to $128,000 in fiscal year 2001. Operating expenses decreased 12.7% from $110,000 in fiscal year 2000 to $96,000 in fiscal year 2001. Gross profits decreased 13.5% from $37,000 in fiscal year 2000 to $32,000 in fiscal year 2001. This segment consists of the training program and the primary care clinic. The decrease in gross profits is due primarily to a reduction in the number of participants in training programs.

SALARIES AND WAGES

Salaries and wages increased 7.8% from $1,026,000 in fiscal year 2000 to $1,106,000 in fiscal year 2001. The increase is due to increases in compensation levels of existing personnel and a temporary staffing increase related to the eRT/ASP program.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased 28.4% from $2,198,000 in fiscal year 2000 to $1,574,000 in fiscal year 2001 due primarily to a reduction of $566,000 in non-cash professional compensation expense related to options and warrants issued to third parties in exchange for services.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 61.2% from $526,000 in fiscal year 2000 to $848,000 in fiscal year 2001 due primarily to a full year of amortization expense related to software purchased in April 2000.

OTHER INCOME AND EXPENSE

Other income decreased 69.2% from $52,000 in fiscal year 2000 to $16,000 in fiscal year 2001. Interest income decreased 36.8% from $125,000 in fiscal year 2000 to $79,000 in fiscal year 2001 due to a reduction in MAS’s cash accounts which are MAS’s primary investment vehicle. Interest expense increased 43.5% from $23,000 in fiscal year 2000 to $33,000 in fiscal year 2001.

INCOME TAX PROVISION

MAS did not record an income tax provision or benefit in fiscal year 2000 or 2001 due to continuing losses. MAS maintains a valuation allowance for its entire deferred tax assets due to the uncertainty related to the generation of taxable income in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $582,000 in fiscal year 2001 and was due to the net loss of $4,542,000 partially offset by non-cash expenses of $3,716,000 and changes in working capital of $248,000. The significant changes in working capital related to an increase of $404,000 in accounts payable and accrued expenses, which was negatively impacted by an increase of $180,000 in prepaid expenses. Cash used in investing activities totaled $614,000 resulting from purchases of property and equipment of $455,000 and an investment in an affiliate of $159,000. Cash used in financing activities totaled $31,000 and is for principle payments on debt.

In fiscal year 2002, MAS’s cash requirements include minimum payments of $38,000 under its capital lease agreements. MAS also leases three automobiles under non-cancelable operating leases with a total minimum commitment of $16,000 in 2002.

MAS currently has a $500,000 credit agreement with a bank. At October 31, 2001 there is no outstanding balance. The agreement extends through March 2002. MAS believes that current levels of cash ($1,388,826 at October 31, 2001), together with cash from operations and its existing credit facilities, will be sufficient to meet its capital requirements for the next twelve months.

Impact of Inflation and Changing Prices.

Although MAS has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses, particularly in the labor costs, could have a significant impact on MAS’s operating results to the extent that the effect of such increases cannot be transferred to its customers.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Standards No. 142, “Accounting for Goodwill” (SFAS 142). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under SFAS 142, MAS will discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142. Also, MAS will have to test any remaining goodwill for possible impairment within six months of adopting SFAS 142, and periodically thereafter, based on new valuation criteria set forth in the statement. Further, SFAS 142 has new criteria for purchase price allocation. SFAS 142 became effective January 1, 2002. If the proposed merger with ADS is completed, the transaction would be subject to the requirement of SFAS 141 and 142.

In August 2001, the FASB approved Statement on Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of the Accounting Principles Board Opinion No 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a “primary-asset” approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. MAS believes the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

MAS’s principal market risk results from changes in floating interest rates on short-term debt. MAS does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the MAS’s short-term debt would not be material to the net loss, cash flow or working capital. MAS does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. MAS does not hold or purchase any derivative financial instruments for trading purposes.

Item 7. Financial Statements.

Financial statements required by this item begin on page 15.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Medical Advisory Systems, Inc.

We have audited the accompanying consolidated balance sheets of Medical Advisory Systems, Inc. and Subsidiaries as of October 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of MAS’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Advisory Systems, Inc. and Subsidiaries as of October 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Washington, D.C.
December 21, 2001

Medical Advisory Systems, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2000	2001

Assets

Current
Cash and cash equivalents	$2,615,842	$1,388,826
Accounts receivable, less allowance for doubtful accounts
of $115,542 and $137,620	482,202	429,105
Inventories	46,526	52,778
Prepaid expenses and other (Note 7)	20,189	263,118

Total current assets	3,164,759	2,133,827

Property and equipment, at cost, less
accumulated depreciation and amortization (Notes 1 and 4)	1,620,847	1,573,006

Purchased software , at cost, less accumulated
amortization of $317,123 (Note 2)	2,408,353	—

Investment in affiliates (Note 3)	1,152,921	953,750

Deferred investment advisory costs (Note 7)	209,926	—

Intangible assets, net	57,222	—

	$8,614,028	$4,660,583

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2000	2001

Liabilities and Stockholders’ equity

Current
Current maturities of long-term debt (Note 4)	$3,719	$4,103
Current maturities of capital lease obligations (Note 4)	29,428	32,241
Accounts payable and accrued expenses	264,934	668,854
Deferred income	21,699	21,051

Total current liabilities	319,780	726,249

Long-term debt (Note 4)	126,661	122,234
Capital lease obligations (Note 4)	68,424	38,748

Total liabilities	514,865	887,231

Commitments and contingencies (Notes 4, 5, 10 and 11)

Stockholders’ equity (Notes 5, 6, 7 and 8)
Convertible preferred stock, par value, $1.75 per share;
1,000,000 shares authorized; none issued or outstanding	—	-
Common stock; $.005 par value; 10,000,000 shares
authorized; 5,121,230 and 5,161,230 shares issued
and outstanding	25,605	25,805
Additional paid-in capital	14,437,732	14,654,032
Accumulated deficit	(6,320,591)	(10,862,902)
Treasury stock, at cost (50,000 shares)	(43,583)	(43,583)

Total stockholders’ equity	8,099,163	3,773,352

	$8,614,028	$4,660,583

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Statements of Operations

Years Ended October 31,	2000	2001

Revenues:

Interactive medical information services	$5,336,625	$535,391
24/7 medical response and assistance services	2,602,269	3,274,347
Pharmaceutical kits and equipment	702,955	902,749
ASP and WEB hosting services	588,750	523,020
Other services	146,417	127,724

Total Revenues	9,377,016	5,363,231

Operating Expenses:

Interactive medical information services (Note 5)	4,714,748	523,190
24/7 medical response and assistance services (Note 5)	1,700,130	2,402,832
Pharmaceutical kits and equipment	456,666	618,752
ASP and WEB hosting services	46,687	211,499
Other services	109,762	95,463
Salaries and wages	1,025,698	1,105,620
Other selling, general and administrative (Note 7)	2,198,658	1,574,553
Depreciation & amortization	525,720	848,465
Impairment of long-lived assets (Note 2)	—	2,078,833
Write down of investment in affiliate (Note 3)	—	508,171

Total Operating Expenses	10,778,069	9,967,378

Operating loss	(1,401,053)	(4,604,147)

Other Income/(Expense):
Other income	51,628	16,068
Interest income	125,456	78,631
Interest expense	(22,704)	(32,863)

Total Other Income/(Expense)	154,380	61,836

Net loss	$(1,246,673)	$(4,542,311)

Basic and diluted loss per share	$(0.26)	$(0.88)

Weighted average shares outstanding	4,871,738	5,155,641

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock				Treasury	Stock
					Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Shares	Amount	Total

Balance at October 31, 1999	—	—	4,411,060	$22,054	$8,164,041	$(5,073,918)	50,000	$(43,583)	$3,068,594

Issuance of common stock, net	—	—	550,000	2,750	5,772,250	—	—	—	5,775,000

Issuance of common stock for
investment in affiliate	—	—	10,000	50	113,700	—	—	—	113,750

Exercise of stock options
and warrants for cash	—	—	140,180	701	21,799	—	—	—	22,500

Warrants issued to outside
third parties	—	—	—	—	272,336	—	—	—	272,336

Issuance of common stock in
settlement of trade
payables	—	—	9,990	50	93,606	—	—	—	93,656

Net loss	—	—	—	—	—	(1,246,673)	—	—	(1,246,673)

Balance at October 31, 2000	—	—	5,121,230	$25,605	$14,437,732	$(6,320,591)	50,000	$(43,583)	$8,099,163

Issuance of common stock for
investment in affiliate	—	—	40,000	200	149,800	—	—	—	150,000

Options issued to outside
third parties	—	—	—	—	66,500	—	—	—	66,500

Net loss	—	—				(4,542,311)			(4,542,311)

Balance at October 31, 2001	—	—	5,161,230	$25,805	$14,654,032	$(10,862,902)	50,000	$(43,583)	$3,773,352

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Consolidated Statements of Cash Flows

Years ended October 31,	2000	2001

Cash flows from operating activities:
Net loss	$(1,246,673)	$(4,542,311)
Adjustment to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	525,720	848,465
Provision for doubtful accounts	44,295	26,516
Write off of accounts receivable	(6,497)	(4,438)
Gain on settlement of trade payables	(37,816)	-
Compensation expense for options and warrants	820,017	254,259
Write down of investment in affiliate	—	508,171
Impairment of long-lived assets	—	2,078,833
Changes in assets and liabilities:
Accounts receivable	(75,604)	31,019
Inventories	(21,418)	(6,252)
Prepaid expenses and other	(8,538)	(179,929)
Accounts payable and accrued expenses	(86,977)	403,920
Deferred income	(9,978)	(648)
Customer advances	(57,944)	-

Net cash used in operating activities	(161,413)	(582,395)

Cash flows from investing activities:
Investment in affiliates	(400,000)	(159,000)
Purchase of property and equipment, net	(3,521,239)	(454,715)

Net cash used in investing activities	(3,921,239)	(613,715)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost	5,775,000	-
Exercise of stock options	22,500	-
Repayment of loans to banks and related parties	(30,955)	(30,906)

Net cash provided by (used in) financing activities	5,766,545	(30,906)

Net increase (decrease) in cash and cash equivalents	1,683,893	(1,227,016)

Cash and cash equivalents, beginning of period	931,949	2,615,842

Cash and cash equivalents, end of the period	$2,615,842	$1,388,826

See accompanying summary of accounting policies and notes to consolidated financial statements.

Medical Advisory Systems, Inc.

Summary of Significant Accounting Policies

Basis of Presentation	The consolidated financial statements include the accounts of Medical Advisory Systems, Inc. (“MAS”) and its wholly-owned subsidiaries, Travelers Angel Assistance, Inc., MAS Laboratories, Inc., Doc-Talk, LLC, and TLC., Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

MAS has a 2.3% ownership interest in AmericasDoctor.com. MAS accounts for this investment using the cost method (See Note 3)

In May 2000, MAS purchased a 12% ownership interest in CICP, the holding company for CORIS Group International (“CORIS”). MAS accounts for this investment using the cost method (See Note 3)

In December 2000, MAS purchased a 15% ownership interest in Jaspin Interactive, Inc. MAS accounts for this investment using the cost method (See Note 3)

Business Operations	MAS provides interactive medical information services via chats over the internet and telephone, provides medical advice to personnel on ocean-going vessels and other individuals or entities located outside the continental United States, provides clinical research software and web hosting services via MAS’s call center and operates an out-patient medical clinic. MAS Laboratories is currently inactive. MAS provides these various services through four operating segments as described more fully in Note 12.

Risks and Uncertainties	MAS provides medical information and assistance services and related products and services through various methods of distribution. In 2001, the majority of MAS’s revenues result from providing 24/7 medical response and assistance services. In October 2001, MAS announced a new travel insurance product directed toward American tourists traveling outside the United States. While the profitability of delivering medical response and assistance services increased in 2001, MAS is unsure what the impact will ultimately be on the future profitability of travel assistance services given the significant decline in travel after the attacks on the United States in September 2001.

In September 2001, AmericasDoctor.com cancelled its contract with MAS to provide internet chats with doctors located in its call center which is staffed 24 hours-a-day (see Note 3). MAS has the ability to provide the internet chat services to other foreign and domestic customers, but has not yet contracted for any significant new customers.

Medical Advisory Systems, Inc.

Summary of Significant Accounting Policies

As discussed in Note 14, in November 2001 the Board of Directors approved an agreement and plan of merger pursuant to which MAS would acquire the Advanced Wireless Group of ADS. As a result of this transaction, ADS will own 82.1% of MAS’s outstanding common stock and will be able to control the Board of Directors. If the merger is ultimately completed, a new senior management team has been identified by ADS to direct MAS. MAS cannot predict what changes, if any, the new management team will make in the existing business plan.

Use of Estimates	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions particularly regarding valuation of accounts receivable and purchased software, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentrations of Credit Risk	Financial instruments and related items which potentially subject MAS to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. MAS places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. MAS’s customers are not concentrated geographically and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. Revenue from AmericasDoctor.com, Inc. was $5,325,101 or 57% of consolidated revenues for fiscal 2000. Revenue from Customized Services Administration was $2,452,029 or 46% of consolidated revenue for fiscal 2001.

Cash Equivalents	For purposes of the statements of cash flows, MAS considers all temporary investments purchased with a maturity date of three months or less to be cash equivalents. MAS had temporary investments of $1,300,000 at October 31, 2001.

Inventories	Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of pharmaceuticals available for sale.

Medical Advisory Systems, Inc.

Summary of Significant Accounting Policies

Property and Equipment	Property and equipment are stated at cost. Depreciation is computed over their estimated useful lives by the straight line method. (See Note 1).

Purchased Software	MAS capitalizes the cost of purchased software which is ready for service. These direct costs are amortized using the straight-line method over five years which does not exceed the expected life of the software. MAS regularly reviews the carrying value of the software and a loss is recognized when the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Based on the impairment evaluation, MAS wrote off the remaining purchased software cost in 2001. (See Note 2).

Deferred Investment Advisory Costs	Deferred investment advisory and public relations costs consist of the estimated fair value of warrants issued to certain third parties for public and investor relations services to be rendered over one, two and three-year periods, respectively. These amounts were being amortized on a straight line basis over the lives of the service agreements. The amounts were written off in 2001. (See Note 7).

Impairment of Long-Lived Assets	Long-lived assets and certain identifiable intangibles held and used by MAS are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Based on the impairment evaluation, MAS wrote off the carrying value of certain long-lived assets in 2001. (See Note 2).

Revenue Recognition	Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract. Revenues from contracts based on usage are recognized when the services are rendered. Other revenues are recognized at the time services or goods are provided.

Income Taxes	MAS accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax bases using presently enacted tax rates.

Medical Advisory Systems, Inc.

Summary of Significant Accounting Policies

Stock Based Compensation	MAS accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees.” MAS has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” with respect to options and warrants granted to employees.

Earnings Per Share	MAS follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are antidilutive.

Comprehensive Income	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. MAS has no items of comprehensive income to report.

Recent Accounting Pronouncements	In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

Medical Advisory Systems, Inc.

Summary of Significant Accounting Policies

In June 2001, the FASB issued Statement of Financial Standards No. 142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, MAS would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, MAS would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002. If the proposed merger is completed, the transaction would be subject to the requirements of SFAS 141 and 142.

In August 2001, the FASB approved Statement on Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of the Accounting Principles Board Opinion No 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS No. 121. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a “primary-asset” approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. MAS believes that adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

1. Property and Equipment	Property and equipment consists of the following:

	October 31,	October 31,	Estimated
	2000	2001	Useful lives

Land	$65,078	$65,078
Buildings and improvement	955,802	1,660,703	10-20 years
Furniture, fixtures and equipment	1,212,782	1,036,028	3-5 years
Construction in progress	374,984	—	20 years

	2,608,646	2,761,809

Less: Accumulated depreciation and amortization	987,799	1,188,803

	$1,620,847	$1,573,006

2. Impairment of Long-lived Assets	During the third quarter of 2001, the only customer for clinical research services in MAS’s ASP segment insisted on renegotiating the monthly fee under the service agreement originally executed in March 2000. Ultimately, the customer cancelled the service contract in the fourth quarter since the parties were unable to agree on a revised fee structure. Consequently, MAS, based on a review of undiscounted cash flows, including the estimated residual fair market value of certain long-lived assets, recorded an impairment charge of $2,078,833.

3. Investment in	Investment in affiliates consists of the following:
Affiliates

	October 31,	October 31,
	2000	2001

AmericasDoctor.com	$639,171	$131,000
CORIS	513,750	513,750
Jaspin Interactive	—	309,000

	$1,152,921	$953,750

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

MAS initially recorded its investment in AmericasDoctor using the equity method and the excess of the investment over MAS’s share of AmericasDoctor’s net assets was recorded as goodwill, which MAS periodically reviews for impairment, and was assigned a five-year life. The investment balance at October 31, 2001 represented the remaining balance of goodwill. On October 31, 1999, MAS’s ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000 which it remains at October 31, 2001. Effective November 1, 1999, MAS began to account for its investment using the cost method.

In the fourth quarter of 2001, Americasdoctor notified MAS that it was terminating its contract for services. This notification caused MAS to review the carrying value of this investment. MAS analyzed current financial information, discussed liquidity concerns with senior management and ultimately determined that the carrying value of the investment was impaired. Accordingly, MAS recorded a write-down of the investment of $508,171.

In May 2000, MAS purchased 12% of the outstanding common stock of CORIS for $400,000 in cash and 10,000 shares of its common stock with a fair value of $113,750 for a total investment of $513,750. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients through an independent network of 24-hour call centers in 37 countries. The investment agreement with CORIS calls for the development of international internet medical chat services and foreign language chat services in the U.S, using CORIS 24-hour call centers to provide infrastructure and personnel. It also calls for CORIS to serve as the international arm of MAS’s ASP operations. This investment has been accounted for using the cost method.

In December 2000, MAS purchased a 15% ownership interest in Jaspin, a privately held company in Dulles, Virginia. MAS paid $159,000 and issued 40,000 shares of MAS common stock in exchange for shares of Jaspin. Jaspin is an internet and online business solutions provider and software development company. Under the investment agreement, MAS will have the right to use Jaspin’s proprietary software and will provide ASP and web hosting services to Jaspin. This investment has been accounted for using the cost method.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

4. Long-term Debt and Borrowing Arrangements	Long-term debt consists of the following:

	October 31,	October 31,
	2000	2001

Mortgage loan payable in monthly
installments of $1,222, including
interest at 8.5% per annum, and a
balloon payment of $121,905 on
January 3, 2003. The note is
collateralized by a first deed of
trust on MAS’s building and land
	$130,380	$126,337

Less current portion	3,719	4,103

	$126,661	$122,234

Aggregate maturities of long-term debt as of October 31, 2001 are as follows:

Year	Amount

2002	$4,103
2003	122,234

$126,337

MAS leases equipment under capital leases which are included in property and equipment at a cost of $146,689 at October 31, 2000 and 2001. Amortization expense related to assets under capital leases amounted to $29,337 for the years ended October 31, 2000 and 2001. As of October 31, 2001, future net minimum lease payments under capital leases are as follows:

Year	Amount

2002	$37,889
2003	37,889
2004	3,157

Total minimum lease payments	78,935

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

Less: amount representing interest	7,946

Present value of net minimum lease payments	70,989

Less: Current portion	32,241

Long-term capital lease obligation	$38,748

MAS has an unused $500,000 bank line of credit that extends through March 2002. Borrowings are unsecured and bear interest at the bank’s prime rate.

5. Related Party Transactions	Hall & Associates, P.A., Hall & AmDoc, Associates, P.A., and Hall & DocTalk, Associates, P.A., which are owned by MAS’s Chief Executive Officer, Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During 2001 and 2000, MAS paid Hall & Associates, P.A., Hall & AmDoc, Associates, P.A. and Hall & DocTalk, Associates, P.A., a combined total of $732,364 and $4,219,628, respectively, in fees and professional liability insurance premiums. There were no amounts payable to these affiliates at either October 31, 2000 or 2001.

During 2001, MAS completed construction of a new technology facility. MAS executed an agreement with a contractor, whose owners are related to MAS’s President and Chairman of the Board, to develop and construct the building. The total cost of the facility was $705,000, which management believes approximates the market value for the services rendered.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

6. Stockholders’ Equity	On March 9, 2000, MAS sold 550,000 shares of common stock, in a private transaction, for total proceeds of $5,775,000 to Premier Research Worldwide (“PRWW”), an unrelated third party. Concurrently, MAS and eResearch Technology (“eRT”), a wholly-owned subsidiary of PRWW, executed a sales, service and marketing agreement. Under the agreement, which had a five-year term, MAS was to have assisted eRT in deploying its suite of intergrated proprietary clinical research software to companies in the pharmacuetical, medical device and biotechnology industries, as well as clinical research organizations. As part of these agreements, MAS purchased a license for this clinical research software for approximately $2,725,000. Also, MAS expanded its telecommunications and internet infrastructure to become an application service provider for eRT's proprietary clinical research software. Further, the two companies were to have worked to increase the efficiency and effectiveness of eRT's electronic network by utilizing MAS’s base of contract physicians to use proprietary software, developed by eRT, which provided for the electronic transmission of a centralized analysis of electrocardiograms used to monitor the effects on the heart of new therapies. In the fourth quarter of fiscal 2001, eRT cancelled the service contract after the parties were unable to agree on a revised fee structure. MAS wrote-down the carrying value of purchased software and certain computer equipment as of October 31, 2001 (see Note 2).

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

7. Stock Warrants	In November 1998, MAS issued 300,000 warrants to purchase MAS common stock to a broker dealer as consideration for certain investment advisory services, including services related to the issuance of 500,000 shares of Convertible Preferred Stock in a private placement. MAS determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $742,250 based on the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of approximately 5.01% and expected life of approximately 5 years. MAS recorded $124,605 as a reduction in paid-in-capital in order to raise the effective commission paid to the broker dealer to 15% to more accurately reflect the commission rate for similar transactions being completed. The remaining $620,645 was recorded as deferred investment advisory fees and was being amortized over 36 months, the term of the service agreement. In June 2000, MAS established an investment advisory relationship with another investment banking firm. Accordingly, MAS wrote off the remaining deferred investment advisory fees of approximately $387,000 as of April 30, 2000. In addition, MAS issued warrants to purchase MAS common stock to various marketing and public relations consultants. The terms of the consulting agreements vary from one month to one year. All of the warrants issued to third parties allowed them to purchase common stock for $3.00 to $12.00 per share for up to five years. There were no vesting requirements associated with these warrants. MAS determined the estimated aggregate fair value of these various warrants on the date of grant to be approximately $895,706 based on the Black-Scholes valuation model described above. All of these warrants have been amortized into expense as of October 31, 2000.

In May 2000, MAS issued 75,000 warrants to purchase its common stock to an investment banking firm as consideration for providing investment advisory services for two years. The holder of the warrants may purchase 75,000 common shares at $10.50 per share, subject to adjustment as specified in the warrant agreement, for up to five years. There are no vesting requirements associated with these warrants. MAS determined the estimated aggregate fair value of these warrants on the date of grant to be $272,336 based on the Black- Scholes valuation model. MAS recorded the $272,336 as deferred investment advisory fees and was amortizing this cost to expense over 24 months, the term of the agreement. In August 2001, MAS established an investment banking relationship with another investment banking firm. Accordingly, MAS wrote off the remaining deferred investment advisory fees of $90,383.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

In March 2001, MAS issued 35,000 options to purchase its common stock to an outside consulting firm as consideration for providing marketing services for one year. The holder of the warrants may purchase 35,000 common shares at $3.90 per share. These options vest ratably over a three-year period. MAS determined the estimated aggregate fair value of the options on the date of grant to be $66,500 based on the Black-Scholes valuation model. MAS recorded the $66,500 as prepaid marketing cost and is amortizing this cost to expense over 12 months, the term of the agreement.

There were 205,000 and 240,000 warrants outstanding at October 31, 2000 and 2001, respectively.

8. Stock Options	MAS has a nonqualified stock option plan to provide key employees and non-employees the opportunity to participate in equity ownership. Options may be granted at or below the fair market value of the stock and have a five-year life (increased to ten years in December 1999). Options granted to certain individuals vest ratably over three years. MAS has reserved 1,000,000 common shares for exercise of these stock options.

The following table summarizes the changes in options outstanding and the related prices for the shares of MAS common stock issued to key employees of MAS:

		Exercise
	Number	Price Per
	of Shares	Share

Options outstanding, October 31, 1999	405,000	$0.50

Options granted	409,000	10.00

Options exercised	(140,180)	0.50

Options outstanding, October 31, 2000	673,820	$0.50 to $10.00

Options granted	854,000	3.63-4.15

Options outstanding, October 31, 2001	1,527,820	$0.50-10.00

Weighted average price of options outstanding	—	$4.05

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

A summary of the stock options outstanding and exercisable as of October 31, 2001 is as follows:

		Weighted	Weighted		Weighted
		average	average		average
Exercise	Number	remaining	exercise	Number	exercise
prices	Outstanding	life (years)	price	exercisable	price

$0.50	264,820	2.09	$0.50	246,820	$0.50
$3.63-4.15	854,000	9.29	$4.94	4,000	$3.63
$10.00	409,000	8.48	$10.00	54,240	$10.00

For SFAS No. 123 purposes, the weighted average fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.44% and 6.25% and expected volatility of 68% and 70% and an expected option life of 3 and 7 years for the years ended October 31, 2001 and 2000, respectively, and a dividend payout rate of zero for each year. Using these assumptions, the weighted average fair value of the stock options granted is $1.96 and $6.20 for 2001 and 2000, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If MAS had elected to recognize compensation expense based on the fair value at the grant dates for options issued under the plan described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

Year ended October 31,	2000	2001

Net income (loss) applicable to common shareholders:
as reported	$(1,246,673)	$(4,542,311)
pro forma	(1,453,021)	(4,669,714)

Basic and diluted earnings (loss) per share:
as reported	$(0.26)	$(0.88)
pro forma	$(0.30)	$(0.91)

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

9. Income Taxes	MAS files a consolidated U.S. federal income tax return. MAS determines deferred tax liabilities and assets based on the difference between financial statements and tax bases of assets and liabilities using presently enacted tax rates in effect for the year in which the differences are expected to reverse.

The differences between the expected tax benefit based on the federal income statutory rate and the actual benefit are presented in the table below:

Year ended October 31,	2000	2001

Federal statutory rate	(35.0)%	(35.0)%
Net operating losses for which
current benefit is not available	35.0	35.0

Effective income tax rate	0.0%	0.0%

The tax effects of the temporary differences giving rise to MAS’s deferred tax asset at October 31, 2000 and 2001 are summarized as follows:

	2000	2001

Equity in loss of affiliate	$1,033,000	$1,033,000
Net operating loss carry forwards	1,244,000	2,855,000
Write-down of investment in affiliate	—	208,000
Allowance for doubtful accounts	47,000	56,000
Deferred income	9,000	9,000
Accrued vacation	14,000	11,000
Depreciation and amortization	18,000	4,000
Impairment of long-lived assets	—	49,000

Subtotal	2,365,000	(4,225,000)

Valuation allowance	(2,365,000)	(4,225,000)

Net deferred taxes	$—	$-

Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are uncertain. MAS continues to maintain a valuation allowance for the entire deferred tax asset at October 31, 2000 and 2001.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

As of October 31, 2001, MAS had net operating loss carry forwards of approximately $5,100,000 expiring between 2002 and 2020 available to offset future taxable income.

10. Retirement Plan	In 1994, MAS adopted a Retirement Savings Plan (Plan) in accordance with Section 401(k) of the Internal Revenue Code. The Plan is available to all eligible employees, as defined in the Plan’s agreement. Participants are allowed to contribute up to 15% of their annual compensation to the maximum amounts prescribed by law. MAS provides for discretionary matching contributions to the Plan equal to a percentage of the participant’s contributions. MAS’s contributions in 2001 and 2000 were $5,418 and $4,132, respectively.

11. Commitments and Contingencies	On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. filed suit against Customized Services Administrators, Incorporated, Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and MAS in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy allegedly purchased by plaintiffs from defendants on March 6, 2000. The complaint alleges, among other things, that defendants breached the insurance policy, defrauded plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional inflection of emotional distress on plaintiffs. The complaint seeks the cost of funeral and burial expenses of the deceased and amounts constituting the loss of financial support of the deceased, general damages, attorney’s fees and costs, and exemplary damages.

Customized Services Administrators has filed a cross-claim against MAS alleging that MAS should be held liable for any liability that Customized Services Administrators may have to plaintiffs. MAS has denied the allegations of the complaint and the Customized Services Administrators cross-claim and is vigorously contesting all aspects of this action. MAS’s legal representation in being coordinated and paid for by its insurance carrier. MAS believes that the ultimate resolution of this litigation will not have a material adverse effect on its financial condition or operating results.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

Presently, MAS leases three automobiles under non-cancelable operating leases. Minimum annual rental commitments under these leases at October 31, 2001 are as follows:

2002	$16,191
2003	6,588

$22,779

Rent expense was $40,306 and $22,757 in 2001 and 2000, respectively.

12. Operating Segments	MAS has four operating segments: Interactive medical information services, 24/7 medical response and assistance services, pharmaceutical kits and equipment and ASP and web hosting services. The interactive medical information services segment provides 24 hour a day medical information to the public via the internet as well as via the telephone to individuals, groups and associations. The 24/7 medical response and assistance services segment provides medical advice to ocean-going vessels and medical travel assistance services to multi-national corporations, the international travel industry and health maintenance organizations. The pharmaceutical kits and equipment segment provides customized pharmaceutical and medical supply kits to the maritime and aviation industries. The ASP and web hosting services segment allows MAS to function as an application service provider and to provide other web hosting services. MAS evaluates performance based on the operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

Years Ended October 31,	2000	2001

Revenues:

Interactive medical information services	$5,336,625	$535,391
24/7 medical response and assistance services	2,602,269	3,274,347
Pharmaceutical kits and equipment	702,955	902,749
ASP and WEB hosting services	588,750	523,020
Other services	146,417	127,724

Total Revenues	9,377,016	5,363,231

Operating expenses:

Interactive medical information services	4,800,594	1,159,074
24/7 medical response and assistance services	1,750,082	2,481,615
Pharmaceutical kits and equipment	456,666	618,572
ASP and WEB hosting services	386,657	2,853,518
Other services	109,762	95,463
Unallocated corporate expenses	3,274,308	2,759,136

Total operating expenses	10,778,069	9,967,378

Income/(loss) from operations:

Interactive medical information services	536,031	(623,683)
24/7 medical response and assistance services	852,187	792,732
Pharmaceutical kits and equipment	246,289	284,177
ASP and WEB hosting services	202,093	(2,330,498)
Other services	36,655	32,261
Unallocated corporate expenses	(3,274,308)	(2,759,136)

Total loss from operations	(1,401,053)	(4,604,147)

Corporate interest, net	102,752	45,768
Other income	51,628	16,068

Net loss	$(1,246,673)	$(4,542,311)

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

	October 31,

	2000	2001

Assets:
Interactive medical information services	$1,457,649	$781,163
24/7 medical response and assistance services	1,162,084	1,139,613
Pharmaceutical kits and equipment	99,789	232,702
ASP and WEB hosting services	2,576,353	398,785
Other services	3,458	7,455

Total segment assets	5,299,333	2,559,718

Unallocated assets
Cash	2,615,842	1,388,826
Deferred investment advisory costs	209,926	-
Prepaid expenses	18,881	263,118
Property and equipment	470,046	448,921

Consolidated total assets	$8,614,028	$4,660,583

13. Supplemental Disclosure of Cash Flows Information

Years ended October 31,	2000	2001

Cash paid for interest	$22,704	$32,863

Disclosure of non-cash investing
and financing activities:

Fair value of warrants/options
issued to non-employees	272,336	66,500

Issuance of common stock for
investment in affiliate	113,750	150,000

Issuance of common stock in
settlement of trade payables	93,656	-

Medical Advisory Systems, Inc.

Notes to Consolidated Financial Statements

14 Subsequent Event	In November 2001, the Board of Directors approved an agreement and plan of merger pursuant to which MAS would acquire the Advanced Wireless Group of ADS, an affiliate and beneficial owner of 16.6% of MAS’s common stock. As consideration for the merger, MAS will issue 18,750,000 shares of common stock to ADS. As a result, ADS will own 82.1% of MAS’s outstanding shares of common stock and will be able to control MAS’s board of directors. The merger will be accounted for using the purchase method of accounting. Given ADS’s ownership of MAS upon completion of the merger, ADS will be considered to be the acquiror for accounting purposes. Accordingly, this transaction will be accounted for as a reverse acquisition of MAS by ADS. The agreement is subject to the approval of IBM Credit Corporation, a secured lender of ADS and MAS’s stockholders and other closing conditions.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9. Directors, Executive Officers, Promoters, and Control Persons.

Listed below are the directors and executive officers of MAS. Directors are elected for one year terms or until their successors are elected and qualified. Officers hold office until their successors are elected and qualified or until their earlier resignation or removal.

		Age at
Name	Positions with Company	January 22, 2002

Ronald W. Pickett	Chairman of the Board of Directors	54
	President

Thomas M. Hall, M.D., M.I.M	Chief Executive Officer,	49
	President of Hall & Associates, P.A.,
	President of Hall and DocTalk, Associates, P.A.
	Chief Physician of MAS,
	Director

Dale L. Hutchins, Ph.D.	Executive Vice President and Chief Operating Officer,	38

Robert C. Snyder	Chief Financial Officer, Treasurer	45

Robert P. Crabb	Secretary	54

Robert C. Goodwin, Jr., Esq.	Director	60

Paul R. Sanberg, Ph.D., D.Sc.	Director	47

Richard F. Selig, M.D., FACS	Director	55

Scott R. Silverman, Esq.	Director	37

Richard J. Sullivan	Director	62

Ronald W. Pickett, Chairman of the Board of Directors and President and founder of MAS. Mr. Pickett has been an Officer and Director of MAS since its inception in 1981. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for over 30 years.

Thomas M. Hall, M.D., M.I.M., Chief Executive Officer and Director. Dr. Hall is a graduate of George Washington University School of Medicine, “with distinction,” President of Hall & Associates, P.A., and Hall and DocTalk Associates, P.A. and has served as Chief Physician of MAS since 1982, and a director of MAS since March 1992. Dr. Hall is a diplomat of the National Board of Medical Examiners, the American Board of Internal Medicine, and the American Board of Preventive Medicine (Certified Occupational Medicine Specialist). He is a member of the Phi Beta Kappa and Alpha Omega Alpha honor societies. Dr. Hall also holds a Masters degree in International Management from the University of Maryland.

Dale L. Hutchins, Ph.D., Executive Vice President and Chief Operating Officer. Dr. Hutchins joined MAS in 1982. Dr. Hutchins has 20 years of experience in management, operations, technology and marketing. Dr. Hutchins also has considerable specialized knowledge and experience related to the internet, call center technology and operations, and emergency management. He also has import, export, and foreign product representation experience. He holds a Ph.D. in business administration, as well as varied medical certifications. He is active in a wide range of charitable, industry, technology, and civic organizations.

Robert C. Snyder, Chief Financial Officer and Treasurer. Mr. Snyder joined MAS in May of 1996. Mr. Snyder has over 20 years of accounting experience working in the private sector of Washington D.C. His experience includes senior financial and administrative director for several rapid growth software R&D companies and director of three Maryland based non-profit organizations. Mr. Snyder has degrees from the University of Maryland in Accounting, Business Administration and Economics. Mr. Snyder voluntarily resigned on October 24, 2001.

Robert P. Crabb, Secretary. Mr. Crabb has over 30 years of sales, marketing and public and private corporate management experience. His entrepreneurial expertise includes marketing and financial consulting and commercial and residential real estate development.

Robert C. Goodwin, Jr., Esq. Director. Mr. Goodwin currently serves as Executive Vice President and General Counsel of Chindex International, Inc., a publicly held U.S. corporation engaged in the provision of health products and services in China. Prior to joining Chindex in 1992, Mr. Goodwin was engaged for a number of years in the private practice of law in Washington, D.C., where he concentrated on international commercial law, representing numerous major U.S. corporations.

Paul R. Sanberg, Ph.D., D.Sc., Director. Dr. Sanberg was appointed to the board of directors in January 23, 2001. Dr. Sanberg is Professor and Research Director in the Department of Neurosurgery, and Director of the Neuroscience Program and of the Center for Aging and Brain Repair at the University of South Florida College of Medicine. His industry experience has included being Scientific Director for CytoTherapeutics, Inc., (Providence, Rhode Island), now Stem Cells, Inc., (Palo Alto, California) and he is currently on the Board of Directors for Layton BioScience, Inc. (Atherton, California) and Chairman and Acting CEO for Saneron CCEL Therapeutics, Inc. (Tampa, Florida). The companies are involved in cell therapy for neurodegenerative disorders. Dr. Sanberg is Editor-in-Chief of Cell Transplantation, Executive Director of the American Society for Neural Transplantation and Repair, and past president of the Cell Transplant Society, and others. He is the author of more than 300 scientific articles and has published numerous books including, Cell Transplantation for Huntington’s Disease (Landes Publishers, 1994) and Central Nervous System Diseases: Innovative Animal Models from Lab to Clinic (Humana Press, 2000), and is an inventor on about twenty U.S. patents.

Richard F. Selig, M.D., FACS, Director. Dr. Selig was appointed to the board of directors in January 23, 2001. Dr. Selig’s present affiliations include: Clinical Assistant Professor in Surgery, UMDNJ- New Jersey Medical School, Newark New Jersey; Roseland Surgery Center, Attending in Surgery, Roseland, New Jersey; Hospital Liaison Physician Committee on Cancer, American College of Surgeons; Chairman, Surgical First Assistant Program, Northwest Covenant Medical Center, Denville, New Jersey; Consultant to United States Surgical Corporation, Norwalk, Connecticut.

Richard J. Sullivan, Director. Mr. Sullivan is the Chairman and Chief Executive Officer of ADS. His career includes more than 30 years of experience in a variety of sales, marketing, operations and executive management positions with technology-based companies. During his tenure as Chairman and CEO, ADS has experienced record revenue and profit growth. In addition to his leadership role at ADS, Mr. Sullivan currently serves as Chairman of Great Bay Technology, Inc. He is also managing general partner of The Bay Group, a successful mergers and acquisitions firm. Mr. Sullivan has served as Chairman and CEO of Manufacturing Resources, Inc., a MRP II software company in Boston, Massachusetts, Chairman and CEO of Encode Technology, a computer-aided manufacturing company in Nashua, New Hampshire and Chairman of the Board of Directors of Consolidated Convenience Systems, Inc. in Springfield, Missouri.

Scott R. Silverman, Esq., Director. Mr. Silverman was appointed to the Board of Directors by unanimous written consent on July 16, 2001. He is a licensed attorney who has spent the last seven years in private investment banking and mergers and acquisitions. Mr. Silverman also serves on the Board of Directors of SysComm International Corp. (OTC BB: SYCM) and is a Special Advisor to the Board of Directors of ADS.

Item 10. Executive Compensation.

     The following is a table that summarizes the compensation awarded to, earned by, or paid to executive officers of MAS for services to MAS for fiscal years 1999, 2000, and 2001:

SUMMARY COMPENSATION TABLE

							Long Term
		Annual Compensation					Compensation
							Awards

							Shares of
							Common Stock
Name and	Fiscal			Other Annual			Underlying
Principal Position	Year	Salary	Bonus	Compensation			Options

Thomas M. Hall, M.D., M.I.M	2001	$260,000	$-0-		$1,000	(1)	150,000
CEO and	2000	$259,870	$-0-		$1,000	(1)	30,000
Chief Physician	1999	$257,362	$-0-		$-0-

Ronald W. Pickett	2001	$180,000	$-0-	$			350,000
Chairman of the Board,	2000	$149,870	$-0-		$25,000	(2)	—
President and Treasurer	1999	$129,505	$-0-		$13,462	(2)	—

Dale L. Hutchins, Ph.D.	2001	$140,000	$-0-	$			50,000
Executive Vice President	2000	$116,793	$-0-		$23,077	(2)	80,000
Chief Operating Officer

     (1)  Received as compensation through Hall & Associates, P.A., an affiliate. MAS has an agreement with Hall & Associates, P.A., under which Hall & Associates, P.A. provides MAS with medical staff personnel. See Item 12. “Certain Relationships and Related Transactions.”

     (2)  Received as compensation through DocTalk, LLC and Doc-Talk, Inc., wholly-owned subsidiaries of MAS.

Fiscal 2001 Options Grants

The following table sets forth information concerning grants of stock options to the Executive Officers made pursuant to MAS’s Stock Option Plan. The grants of stock options stated below were granted during the fiscal year ended October 31, 2001:

Stock Option Grants in Fiscal Year 2001

Individual Grants

	Securities	Percent of			Potential Realizable Value
	Underlying	Total Options	Exercise		at Assumed Annual Rates
	Options	Granted to	or		of Stock Price Appreciation
	Granted	Employees in	Base Price	Expiration	For Option Term
Name	(#)	Fiscal Year	($/sh)	Date	5%($)	10%($)

Ronald W. Pickett	350,000	41%	$4.15	2/7/2011	$2,484,268	$4,144,152
Thomas M. Hall	150,000	17.6%	$4.15	2/7/2011	$1,064,686	$1,776,065
Dale L. Hutchins	50,000	5.9%	$4.15	2/7/2011	$354,895	$592,022

The purchase price for stock under each option shall not be less than the fair market value of the common stock at the close of business on the date the option is granted.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value

			Number of Unexercised Options		Value of Unexercised In-the-
			At Fiscal Year End (#)		Money Options at Fiscal Year End($)
Name	Shares Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
	Exercise #	Realized
Thomas M. Hall	-0-	-0-	210,000	170,000		$-0-
Dale L. Hutchins	-0-	-0-	45,000	110,000		$-0-
Ronald W. Pickett	-0-	-0-		350,000		$-0-

Compensation of Directors

Directors who are not officers of MAS receive $1,000 for each meeting of the Board of Directors and $500 for committees of the Board of Directors that they attend. Officers of MAS do not receive additional compensation for attending board meetings.

Employment Agreements

MAS has entered into employment agreements with Mr. Pickett and Drs. Hall and Hutchins. The employment agreements are designed to assist MAS in maintaining a stable and competent management team. The continued success of MAS depends to a significant degree on the skills and competence of its officers. The employment agreements provide for an annual base salary in an amount not less than the employees’ current salary and terms of five years for Mr. Pickett and Dr. Hall, and four years for Dr. Hutchins. The agreements provide for termination upon the employee’s death or in the event of a “for cause” incident or upon certain events specified by federal regulations. The employment agreements are also terminable by the employee upon 30 to 90 days’ notice to MAS.

On October 26, 2001, MAS executed amendments to employment agreements with each of Mr. Pickett and Dr. Hall, which reflect both certain prior oral amendments to the respective employment agreements as well as further amendments. The amendments confirm the extension of the term of each of Mr. Pickett’s and Dr. Hall’s employment agreements through October 31, 2006 and establish that Mr. Pickett and Dr. Hall shall receive an annual salary of not less than $180,000 and $260,000, respectively, throughout the term of their employment agreements. The amendments also provide that, in the event of termination or resignation at any time following a change of control of MAS, each of Mr. Pickett and Dr. Hall will be entitled to a $250,000 bonus; an amount equal to all salary and other benefits that otherwise would have been paid under the employment agreement for the remainder of the term had no termination or resignation occurred; an amount equal to the value of the fringe benefits such as medical and dental insurance and use of an automobile to which Mr. Pickett and Dr. Hall otherwise would have been entitled under their employment agreements for the remainder of the term; and participation in any profit sharing, stock option or similar plans.

The definition of change of control in the employment agreements also was amended to include any consolidation, merger or share exchange, regardless of whether MAS is the surviving corporation, in which any person or affiliated person acquires an excess of 20.0% of the combined voting power of the then outstanding securities of MAS. The proposed merger with Digital Angel would constitute a change of control under each of Mr. Pickett’s and Dr. Hall’s employment agreements and it is anticipated that Mr. Pickett will be terminated or resign his position with MAS shortly following the merger. Assuming the merger is completed and Mr. Pickett resigns on March 31, 2002, Mr. Pickett would receive payments aggregating approximately $1,141,000 pursuant to the merger agreement. It is anticipated that Dr. Hall will remain with MAS for the foreseeable future following the merger.

Compensation Committee Interlocks and Insider Participation

The following directors served on the compensation committee during 2001:

Thomas M. Hall	Director, Chief Executive Officer
Robert C. Goodwin	Director
Paul R. Sanberg	Director

Item 11. Security Ownership of Certain Beneficial Owners and Management.

To the best of MAS’s knowledge, the following table sets forth the beneficial ownership of shares of MAS common stock as of October 31, 2001 of each person known by MAS to own beneficially more than five percent (5.0%) of the outstanding common stock, each executive officer and all directors and executive officers as a group:

	No. Shares
Name	Owned Beneficially		Percent of Class

Thomas M. Hall, M.D., M.I.M	482,750	(1)	9.4%
8050 Southern Maryland Boulevard
Owings, MD 20736

Applied Digital Solutions, Inc.	850,000		16.6%
400 Palm Way
Suite 410
Palm Beach, Florida 33480

Premier Research Worldwide, Ltd.	550,000		10.7%
30 South 17th Street
Philadelphia, PA 19103-4001

Ronald W. Pickett	388,890	(2)	7.1%
8050 Southern Maryland Boulevard
Owings, MD 20736

Dale L. Hutchins, Ph.D.	188,201	(3)	3.6%
8050 Southern Maryland Boulevard
Owings, MD 20736

All directors and executive officers	1,138,441		22.0%

(1)	Includes 2,900 shares owned by a family member in which Dr. Hall has an indirect beneficial ownership, immediately exercisable options to purchase 200,000 shares of common stock at $.50 per share, immediately exercisable options to purchase 10,000 shares of common stock at $10.00 per share, options to purchase 20,000 shares of common stock at $10.00 per share that vest ratably over two years beginning November 1, 2001 and options to purchase 150,000 shares of common stock at $4.15 per share that vest ratably over three years beginning February 7, 2002.

(2)	Includes 38,890 shares of common stock owned beneficially by Mr. Pickett through his minor children and options to purchase 350,000 shares of common stock at $4.15 per share that vest ratably over three years beginning February 7, 2002.

(3)	Includes immediately exercisable options to purchase 25,000 shares of common stock at $0.50 per share, immediately exercisable options to purchase 20,000 shares of common stock at $10.00 per share, options to purchase 60,000 shares of common stock at $10.00 per share that vest ratably over three years beginning November 1, 2001 and options to purchase 50,000 shares of common stock at $4.15 per share that vest ratably over three years beginning February 7, 2002.

Item 12. Certain Relationships and Related Transactions.

MAS has agreements with Hall & Associates, P.A., Hall and AmericasDoctor.com Associates, P.A., and Hall and DocTalk Associates, P.A., which are owned by Dr. Hall, to provide MAS with medical personnel as needed to staff its maritime and international travel operations. Amounts paid to these companies represent fees for professional services rendered and premiums on professional liability insurance. During 2001 and 2000, MAS paid Hall & Associates, P.A., Hall and AmericasDoctor.com, Associates, P.A. and Hall and DocTalk Associates, P.A. a combined total of $732,364 and $4,219,628, respectively, in fees and professional liability insurance premiums. Dr. Hall personally received a total of $1,000 in salary related to the administration of these companies, but no other fees or compensation. There were no amounts payable to these affiliates at either October 31, 2000 or 2001.

During 2001, MAS completed construction of its new technology and warehouse facility. MAS entered into an agreement with a contractor, whose owners are related to MAS’s Chairman and President, to develop and construct the building. The total cost amount of the project was $700,000, which management believes approximates the market value for services rendered.

In December 2000, MAS purchased 15.0% of the issued and outstanding common shares of Jaspin. Jaspin is a software and web development company headquartered in Dulles, Virginia. The purchase price of the shares was $159,000 and 40,000 restricted shares of MAS common stock. The alliance provides MAS with the right to use Jaspin’s proprietary ChatCentre and RoomCentre software, including upgrades and support. MAS uses this software to support the medical and informational chat services it provides. As of December 31, 2001, MAS has not executed any new agreements with Jaspin nor has this alliance generated any revenue or expense for the twelve months ended October 31, 2001.

In February 2001, Digital Angel, a wholly-owned subsidiary of ADS purchased a 16.6% interest in MAS from Mr. Pickett, his two minor children and Dr. Hall. In conjunction with this transaction, MAS has expanded the number of members to its Board of Directors from five to seven. Two members of the previous board resigned, and new members Mercedes Walton (replaced by Richard Sullivan in April 2001), David A. Loppert (replaced by Scott Silverman in July 2001), Dr. Richard Selig and Dr. Paul Sanberg were named. Through this transaction Digital Angel is exploring the possibility of using MAS’s secure, FDA-compliant ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center for use by its customers and product end-users. At this time MAS and Digital Angel are developing various business and revenue models for the ongoing development and launch of a joint product offering.

In November 2001, MAS executed a merger agreement with ADS and Digital Angel. The merger agreement provides that a wholly-owned subsidiary of MAS, will be merged with and into Digital Angel. If the merger is completed, Digital Angel will be the surviving corporation in the merger and Digital Angel will become a wholly-owned subsidiary of MAS. ADS also will contribute to MAS all of its stock in its wholly-owned subsidiary, Timely Technology and its majority-owned subsidiary Signature Industries. Timely Technology and Signature Industries, together with Digital Angel, comprise ADS’s Advanced Wireless Group. The merger is contingent upon the approval of the merger by MAS’s stockholders and the satisfaction or waiver of all other conditions to the merger. At the effective time of the merger, each issued and outstanding share of Digital Angel common stock will be converted into 0.9375 fully paid, non-assessable and newly issued shares of MAS common stock and each share of Digital Angel common stock issued and held in Digital Angel’s treasury or by any Digital Angel subsidiary will be cancelled and retired. As consideration for the merger, ADS, as the sole stockholder of Digital Angel will receive 18,750,000 shares of MAS common stock in the aggregate, which will result in the beneficial ownership by ADS of approximately 82.1% of the issued and outstanding shares of MAS common stock following the merger. As a result, ADS will be able to control completely MAS’s Board of Directors and decide all matters submitted to MAS stockholders for approval.

Immediately prior to or at the effective time of the merger and pursuant to the certificate amendment upon which, among other things, the merger is conditioned, MAS’s name will be changed to “Digital Angel Corporation” and Digital Angel’s name also will be changed.

Following the effective time of the merger, each outstanding option and warrant to purchase shares of Digital Angel common stock will be assumed by MAS or converted to an option or warrant to purchase 0.9375 shares of MAS common stock, or 6,296,719 shares of MAS common stock in the aggregate.

Item 13. Exhibits List and Reports on Form 8-K.

(a)  Exhibits

     A list of the exhibits filed as part of this report is found in the Exhibits Index .

(b)  Reports on Form 8-K

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ADVISORY SYSTEMS, INC.

Date:	January 15, 2002	By:	/S/ Ronald W. Pickett

Ronald W. Pickett Chairman of the Board President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2002	By:	/s/ Ronald W. Pickett Ronald W. Pickett Chairman of the Board President

Date:	January 29, 2002	By:	/s/ Thomas M. Hall, M.D., M.I.M. Thomas M. Hall, M.D., M.I.M. Chief Executive Officer Director (Principal Executive Officer)

Date:	January 29, 2002	By:	/s/ Paul R. Sanberg, Ph.D.,D.Sc. Paul R. Sanberg, Ph.D.,D.Sc. Director

Date:	January 29, 2002	By:	/s/ Robert C. Goodwin, Jr., Esq. Robert C. Goodwin, Jr., Esq. Director

Date:	January 29, 2002	By:	/s/ Richard F. Selig, M.D., FACS Richard F. Selig, M.D., FACS Director

Date:	January 29, 2002	By:	/s/ Scott R. Silverman, Esq. Scott R. Silverman, Esq. Director

Date:	January 29,2002	By:	/s/ Richard J. Sullivan Richard J. Sullivan Director

EXHIBITS INDEX

Sequential
Exhibit No.	Description of Exhibit	Page Number

2	Agreement and Plan of Merger, dated November 1, 2001*
3(i)	Amended and Restated Certificate of Incorporation**
3 (ii)	Bylaws of MAS***
23.1	Consent of Independent Certified Public Accountants	A-1

*Incorporated by reference from MAS’s preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 14, 2001.

**Incorporated by reference from MAS’s Registration Statement on Form S-18 (No. 2-98314) filed with the Securities and Exchange Commission on June 7, 1985 and MAS's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 1990.

***Incorporated by reference from MAS’s Registration Statement on Form S-18 (No. 2-98314) filed with the Securities and Exchange Commission on June 7, 1985.