Form 10QSB/A
period 2002-01-31
MEDICAL ADVISORY SYSTEMS INC
filed 2002-03-12
CIK 771252

                                  FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [FEE REQUIRED]
         For the Quarter ended January 31, 2002

                                ----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from  _________________ to ___________________

                        Commission file number 2-98314-W

                                  -------------

                         MEDICAL ADVISORY SYSTEMS, INC.

                                  -------------
                 (Name of small business issuer in its charter)

             Delaware                                          52-1233960
  -------------------------------                         --------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                          Identification No.)

8050 Southern Maryland Blvd., Owings, MD                         20736
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (301) 855-8070
                                 --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment of this Form 10-QSB [x]

Issuer's revenues for its most recent fiscal quarter: $908,903

The aggregate market value of the voting stock held by non-affiliates as of March 8, 2002 was $33,586,995

Common Stock, $.005 par value, 5,167,230 Shares of Common Stock Outstanding as of January 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


                                                       October 31,   JANUARY 31,
                                                           2001         2002
--------------------------------------------------------------------------------

                    ASSETS

                    CURRENT

   Cash and cash equivalents                            $1,388,826   $  763,693
   Accounts receivable, less allowance for doubtful
     accounts of $137,620 and $105,000                     429,105      268,961
   Inventories                                              52,778       62,604
   Prepaid expenses and other (Note 5)                     263,118      382,250
--------------------------------------------------------------------------------

              TOTAL CURRENT ASSETS                       2,133,827    1,477,508

PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation and amortization             1,573,006    1,483,689

INVESTMENT IN AFFILIATES (Note 2)                          953,750      953,750
--------------------------------------------------------------------------------


                                                        $4,660,583   $3,914,947
================================================================================
                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                             MEDICAL ADVISORY SYSTEMS, INC.

                                                                CONSOLIDATED BALANCE SHEETS
===========================================================================================

                                                              October 31,       JANUARY 31,
                                                                 2001              2002
-------------------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

                               CURRENT
   Current maturities of long-term debt                     $      4,103      $    125,350
   Current maturities of capital lease obligations                32,241            33,330
   Accounts payable and accrued expenses                         668,854           238,441
   Deferred income                                                21,051            26,991
-------------------------------------------------------------------------------------------

                      TOTAL CURRENT LIABILITIES                  726,249           424,112

Long-term debt                                                   122,234                --
Capital lease obligations                                         38,748            27,268
-------------------------------------------------------------------------------------------

                          TOTAL LIABILITIES                      887,231           451,380
-------------------------------------------------------------------------------------------

                    COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 4, 5 and 6)
   Common stock; $.005 par value; 10,000,000 shares
     authorized; 5,161,230 and 5,167,230 shares issued;
     5,111,230 and 5,117,230 shares outstanding                   25,805            25,835
   Additional paid-in capital                                 14,654,032        14,657,002
   Accumulated deficit                                       (10,862,902)      (11,175,687)
   Treasury stock, at cost (50,000 shares)                       (43,583)          (43,583)
-------------------------------------------------------------------------------------------

                     TOTAL STOCKHOLDERS' EQUITY                3,773,352         3,463,567
-------------------------------------------------------------------------------------------

                                                            $  4,660,583      $  3,914,947
===========================================================================================
                               See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             3

                                                      MEDICAL ADVISORY SYSTEMS, INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
====================================================================================

THREE MONTHS ENDED JANUARY 31,                              2001            2002
------------------------------------------------------------------------------------

REVENUE:

24/7 medical response and assistance services          $   990,303      $   668,708
ASP and WEB hosting services                               252,235           14,836
Interactive medical information services                   204,908            7,588
Pharmaceutical kits and equipment                          162,723          169,666
Other services                                              14,374           48,105
------------------------------------------------------------------------------------

                          TOTAL REVENUE                  1,624,543          908,903
------------------------------------------------------------------------------------

OPERATING EXPENSES:

24/7 medical response and assistance services              797,023          519,036
ASP and WEB hosting services                                 7,425           14,467
Interactive medical information services                   185,741            6,194
Pharmaceutical kits and equipment                          102,449          115,555
Other services                                              13,461           31,462
Salaries and wages                                         273,290          254,167
Other selling, general and administrative (Note 4)         362,998          193,706
Depreciation & amortization                                204,098           57,636
Impairment of long-lived assets                                 --           31,681
------------------------------------------------------------------------------------

                    TOTAL OPERATING EXPENSES             1,946,485        1,223,904
------------------------------------------------------------------------------------

                         OPERATING LOSS                   (321,942)        (315,001)

OTHER INCOME/(EXPENSE):

Other income                                                    26               --
Interest income                                             31,774            3,975
Interest expense                                           (15,151)          (1,759)
------------------------------------------------------------------------------------

                  TOTAL OTHER INCOME/(EXPENSE)              16,649            2,216
------------------------------------------------------------------------------------

                            NET LOSS                   $  (305,293)     $  (312,785)
====================================================================================

Basic and diluted loss per share                       $     (0.06)     $     (0.06)

Weighted average shares outstanding                      4,889,129        4,889,329
====================================================================================
                        See accompanying summary of accounting policies and notes to consolidated financial statements.

                                         4

                                                                MEDICAL ADVISORY SYSTEMS, INC.

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================================

THREE MONTHS ENDED JANUARY 31,                                        2001            2002
----------------------------------------------------------------------------------------------

                CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (305,293)     $  (312,785)
   Adjustment to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                   204,098           57,636
     Provision for doubtful accounts                                 (33,014)         (32,620)
     Compensation expense for options and warrants                    34,042           16,625
     Impairment of long lived assets                                      --           31,681
CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable                                              55,491          192,764
     Inventory                                                        (2,192)          (9,826)
     Prepaid expenses and other                                       22,630         (135,757)
     Accounts payable and accrued expenses                           159,325         (430,413)
     Deferred income                                                  (2,416)           5,940
----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  132,671         (616,755)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equity affiliate                                   (159,000)              --
   Purchase of property and equipment                               (313,119)              --
----------------------------------------------------------------------------------------------

                NET CASH USED IN INVESTING ACTIVITIES               (472,119)              --
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of loans to banks and related parties                    (7,984)         (11,378)
   Exercise of stock options                                              --            3,000
----------------------------------------------------------------------------------------------

                NET CASH USED IN FINANCING ACTIVITIES                 (7,984)          (8,378)
----------------------------------------------------------------------------------------------

   Net decrease in cash                                             (347,432)        (625,133)

   Cash at beginning of period                                     2,615,842        1,388,826
----------------------------------------------------------------------------------------------

   Cash at end of the period                                     $ 2,268,410      $   763,693
==============================================================================================
                                  See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              5

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

BASIS OF PRESENTATION      The consolidated financial statements include the
                           accounts of Medical Advisory Systems, Inc. (MAS or the Company) and its wholly-owned subsidiaries, Travelers Angel Assistance, Inc., MAS Laboratories,
                           Inc., Doc-Talk, LLC, and TLC., Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

                           The Company has a 2.3% ownership interest in AmericasDoctor.com. The Company accounts for this investment using the cost method (See Note 2).

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


BUSINESS OPERATIONS        The Company provides interactive medical information
                           services via "chats" over the internet and telephone, provides telemedicine services, training, and pharmaceuticals to the worldwide maritime industry and other individuals or entities located in remote locations worldwide, operates as an Application
                           Service Provider (ASP), provides WEB hosting services, and operates an out-patient medical clinic.
                           MAS Laboratories is currently inactive. The Company provides these various services through four operating segments as described more fully in Note 7.


RISKS AND UNCERTAINTIES    The Company provides medical information and
                           assistance services and related products and services through various methods of distribution. In 2001, the majority of the Company's revenues resulted from providing 24/7 medical response and assistance services. In October 2001, the Company announced a new travel insurance product directed toward American tourists traveling outside the United States. While the profitability of delivering medical response and assistance services increased in 2001, the Company is unsure what the impact will ultimately be on the future profitability of travel assistance services given the significant decline in travel after the attacks on the United States in September 2001.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                           In September 2001, AmericasDoctor.com cancelled its contract with the Company to provide internet "chats" with doctors located in its call center which is staffed 24 hours-a-day (see Note 2). The Company has the ability to provide the internet "chat" for new customers.

                           As discussed in Note 8, in November 2001 the Board of Directors approved an agreement and plan of merger pursuant to which the Company would acquire the Advanced Wireless Group of Applied Digital Solutions, Inc. ("ADS"). As a result of this transaction, ADS will own 82.1% of the Company's outstanding common stock and will be able to control the board of directors. If the merger is ultimately completed, a new senior management team has been identified by ADS to direct the Company. The Company cannot predict what changes, if any, the new management team will make in the existing business plan.

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


CONCENTRATIONS OF          Financial instruments and related items that
CREDIT RISK                potentially subject the Company to concentrations of
                           credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are not concentrated geographically and it periodically reviews its trade receive les in determining its allowance for doubtful accounts


CASH EQUIVALENTS           For purposes of the statements of cash flows, the
                           Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company had temporary investments of $162,659 on January 31, 2002.


INVENTORIES                Inventories are stated at the lower of cost or market
                           determined by the first-in, first-out (FIFO) method.
                           Inventories consist of pharmaceuticals available for sale.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

PROPERTY AND EQUIPMENT     Property and equipment are stated at cost.
                           Depreciation is computed over their estimated useful lives by the straight-line method (see Note 1).


DEFERRED INVESTMENT        Deferred investment advisory and public relations
ADVISORY COSTS             costs consist of the estimated fair value of warrants
                           issued to certain third parties for public and investor relations services to be rendered over one and two year periods. These amounts are being amortized on a straight line basis over the lives of the service agreements.


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

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

EARNINGS PER SHARE         The Company follows Statement of Financial Accounting
                           Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted, average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the calculation of diluted earnings per share because they are anti-dilutive.


COMPREHENSIVE              Statement of Financial Accounting Standards No. 130,
INCOME                     "Reporting Comprehensive Income" ("SFAS 130"),
                           establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.
                           Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company previously adopted SFAS 130 and has no items of comprehensive income to report.


RECENT ACCOUNTING          In June 2001, the FASB issued Statement of Financial
PRONOUNCEMENTS             Accounting Standards No. 141, "Business Combinations"
                           (SFAS No. 141). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                           In June 2001, the FASB issued Statement of Financial Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002. If the proposed merger is completed, the transaction would be subject to the requirements of SFAS 141 and 142.

                           In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 established a single accounting model, based on the framework established in SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability weighted cash flow estimation approach, and established a "primary asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company believes that adoption of SFAS 144 will not have a material impact on its financial position or results of operations.


RECLASSIFICATIONS          Certain prior year balances have been reclassified to
                           conform with the current year presentation.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.      PROPERTY AND       Property and equipment consists of the following:
        EQUIPMENT

                                                                October 31,     JANUARY 31,      Estimated
                                                                       2001            2002   Useful lives
                           --------------------------------------------------------------------------------
                           Land                                $     65,078    $     65,078
                           Buildings and improvement              1,660,703       1,660,703    10-20 years
                           Furniture, fixtures and equipment      1,036,028         989,454      3-5 years
                           --------------------------------------------------------------------------------

                                                                  2,761,809       2,715,235

                           Less: Accumulated depreciation
                                  and amortization                1,188,803       1,231,546
                           --------------------------------------------------------------------------------

                                                                 $1,573,006      $1,483,689
                           ================================================================================

2.      INVESTMENT IN      Investment in affiliates consists of the following:
        AFFILIATES

                                                                             October 31,      JANUARY 31,
                                                                                    2001             2002
                           -------------------------------------------------------------------------------
                           AmericasDoctor.com                                   $131,000         $131,000

                           CORIS                                                 513,750          513,750

                           Jaspin Interactive                                    309,000          309,000
                           -------------------------------------------------------------------------------

                                                                                $953,750         $953,750
                           ===============================================================================

                           The Company initially recorded its investment in AmericasDoctor.com using the equity method and the excess of the investment over the Company's share of AmericasDoctor.com's net assets was recorded as goodwill, which the Company periodically reviews for impairment, and was assigned a five-year life. The investment balance at January 31, 2002 represented the remaining balance of goodwill. On October 31, 1999, the Company's ownership interest was reduced to 5.3% and further reduced to 2.3% on January 6, 2000 which it remains at January 31, 2002. Effective November 1, 1999, the Company began to account for its investment using the cost method.

                           In the fourth quarter of 2001, Americasdoctor.com notified the Company that it was terminating its contract for services. This notification caused the Company to review the carrying value of this investment. The Company analyzed current financial information, discussed liquidity concerns with senior

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           management and ultimately determined that the carrying value of the investment was impaired. Accordingly, the Company recorded a write-down of the investment of $508,171. The Company continues to review the carrying value of this investment as current financial information becomes available.

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


3.      RELATED PARTY      Hall & Associates, P.A., Hall & AmDoc Associates,
        TRANSACTIONS       P.A., and Hall & DocTalk, Associates, P.A., which are
                           owned by the Company's Chief Executive Officer,
                           Thomas M. Hall, M.D., provide medical professional services to MAS. Amounts paid to these companies represent fees for professional services rendered and premiums on professiona1 liability insurance. During the three months ended January 31, 2001 and 2002, the Company paid Hall & Associates, P.A., Hall & AmDoc,
                           Associates, P. A, and Hall & DocTalk, Associates,
                           P.A., a combined total of $655,567 and $71,912, respectively, in fees and professional liability insurance premiums. At January 31, 2002, total payments due to these affiliates were $225. There were no amounts payable to these affiliates at January 31, 2001.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.      STOCK WARRANTS     In March 2001, the Company issued 35,000 options to
                           purchase its common stock to an outside consulting firm as consideration for providing marketing services for one year. The holder of the warrants may purchase 35,000 common shares at $3.90 per share.
                           These options vest ratably over a three-year period.
                           The Company determined the estimated aggregate fair value of the options on the date of grant to be $66,500 based on the Black-Scholes valuation model.
                           The Company recorded the $66,500 as prepaid marketing cost and is amortizing this cost to expense over 12 months, the term of the agreement.

                           There were 240,000 warrants outstanding at January 31, 2001 and 2002.


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

                           The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the Company for the nine months ended January 31, 2002:

                                                                                      Exercise
                                                                Numbers of           Price Per
                                                                    Shares               Share
                           --------------------------------------------------------------------
                           Options outstanding October 31,
                              2001                               1,527,820     $0.50 to $10.00

                           Options exercised                        (6,000)              $0.50
                           --------------------------------------------------------------------

                           Options outstanding
                              January 31, 2002                   1,521,820     $0.50 to $10.00
                           --------------------------------------------------------------------

                           Weighted average price of
                              options outstanding                                        $4.96
                           ====================================================================

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           If the Company had elected to recognize compensation based on the fair value at the grant dates for options issued under the plan described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earning (loss) per share would have been changed to the pro forma amounts indicated below:

                           THREE MONTHS ENDED JANUARY 31,                    2001           2002
                           -------------------------------------------------------------------------
                           Net income (loss) applicable to common
                              shareholders:
                              as reported                                 $(305,293)      $(312,785)
                              pro forma                                   $(337,144)      $(451,725)
                           Basic and diluted earnings (loss) per share:
                              as reported                                 $   (0.06)      $   (0.06)
                              as pro forma                                $   (0.07)      $   (0.09)

6.    INCOME TAXES         The Company has estimated its annual effective tax
                           rate at 0% due to the uncertainty over the level of earnings in 2002. Also, the Company has net operating loss carry-forwards of approximately $1.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2002.


7.    OPERATING SEGMENTS   The Company has four operating segments: Interactive
                           medical information services, 24/7 medical response and assistance services, Pharmaceutical kits and equipment and ASP and WEB hosting services. The
                           Interactive medical information services segment provides 24 hour a day medical information to the public via the internet as well as via the telephone to individuals, groups and associations. The 24/7 medical response and assistance services segment provides medical advice to ocean-going vessels and medical travel assistance services to multi- national corporations, the international travel industry and health maintenance organizations. The Pharmaceutical kits and equipment segment provides customized pharmaceutical and medical supply kits to the maritime and aviation industries. In the ASP and WEB hosting services segment, the Company functions as a provider of software application services and WEB hosting services. The Company evaluates performance based on the operating results of the respective segments. The accounting policies of the segments are the same as those described in the summary of accounting policies.

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Three months ended                                      Segment          Total
January 31, 2002                        Revenues   Profit (loss)        Assets
-------------------------------------------------------------------------------

24/7 medical response &
   assistance services                  $668,708      $ 132,959     $1,112,071
ASP & WEB                                 14,836            369        322,243
Interactive medical information
   services                                7,588        (54,495)       754,149
Pharmaceutical kits and
   equipment                             169,666         54,111        131,219
Other services                            48,105          2,465         12,881
Unallocated corporate expenses                 -       (450,410)             -
Unallocated assets                             -              -      1,582,384
-------------------------------------------------------------------------------

                                        $908,903      $(315,001)    $3,914,947
===============================================================================

Three months ended                                      Segment          Total
January 31, 2001                        Revenues  Profit (loss)         Assets
-------------------------------------------------------------------------------

24/7 medical response &
   assistance services                $  990,303      $ 193,280     $1,190,992
ASP & WEB                                252,235        244,810      2,888,230
Interactive medical information
   services                              204,908         19,167      1,460,961
Pharmaceutical kits and
   equipment                             162,723         60,274         92,691
Other services                            14,374            913         11,600
Unallocated corporate expenses                 -       (840,386)             -
Unallocated assets                             -              -      2,963,186
-------------------------------------------------------------------------------

                                      $1,624,543      $(321,942)    $8,607,660
===============================================================================

                                                  MEDICAL ADVISORY SYSTEMS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.      PROPOSED MERGER    In November 2001, the Board of Directors approved an
                           agreement and plan of merger pursuant to which the Company would acquire the Advanced Wireless Group of ADS, an affiliate and beneficial owner of 16.6% of the Company's common stock. As consideration for the merger, the Company will issue 18,750,000 shares of common stock to ADS. As a result, ADS will own 82.1% of the Company's outstanding shares of common stock and will be able to control the Company's board of directors. The merger will be accounted for using the purchase method of accounting. Given ADS's ownership of the Company at the completion of the merger, ADS will be considered to be the acquirer for accounting purposes. Accordingly, this transaction will be accounted for as a reverse acquisition of the Company by ADS. The agreement is subject to the approval of IBM Credit Corporation, a secured lender of ADS and the Company's stockholders and other closing conditions.

                                                   MEDICAL ADVISORY SYSTEMS, INC

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

This Form 10-QSB contains certain "forward-looking statements" that represent Medical Advisory Systems, Inc. ("MAS") (AMEX: "DOC"), expectations or beliefs, including, but not limited to, statements concerning industry performance and MAS's operations, performance, financial condition, plans, growth and strategies. Statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond MAS's control. Actual results may also differ materially depending on a variety of important factors, many of which are beyond the control of MAS.

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's first quarter ended January 31, 2001 and 2002 financial statement and notes thereto, included elsewhere in this Form 10-QSB.


OVERVIEW

During the quarter ended January 31 ("fiscal quarter") 2002, MAS continued with its efforts to diversify its sources of revenue in order to reduce its dependence on any one segment as a primary generator of revenue. MAS continues to explore strategic alliances and investments in entities that can maximize the profitability of its 24/7 physician-staffed medical call center and the recently completed ASP facility.

In May 2000, MAS purchased 12% of the outstanding common stock of CORIS for $400,000 in cash and 10,000 in shares of its common stock with a fair value of $113,750 for a total investment of $513,750. CORIS provides medical and non-medical travel assistance and insurance claims services to the travel industry and insurance clients through an independent network of 24-hour call centers in 37 countries. The investment agreement with CORIS calls for the development of international internet medical chat services and foreign language chat services in the U.S., using CORIS's 24-hour call centers to provide infrastructure and personnel. It also calls for CORIS to serve as the international arm of MAS's ASP operations. This investment has been accounted for using the cost method.

In December 2000, MAS purchased 15.0% of the issued and outstanding common shares of Jaspin Interactive, Inc., a software and web development company headquartered in Dulles, Virginia, for $159,000 in cash and 40,000 restricted shares of MAS's common stock. The alliance provides MAS with the right to use Jaspin Interactive's proprietary ChatCentre and RoomCentre software, as well as benefit from upgrades and technical support. MAS uses this software to support its medical and informational chat services. This alliance did not generate any revenue or expense for the quarter ended January 31, 2002.

In February 2001, Digital Angel Corporation, a wholly owned subsidiary of Applied Digital Solutions, Inc, purchased a 16.6% interest in MAS from Mr. Ronald Pickett, MAS's chairman, his two minor children and Dr. Thomas Hall, MAS's Chief Executive Officer. Through this transaction, Digital Angel will have use of MAS's secure, FDA-compliant ASP computer facility for management of sensitive data and a 24/7 physician-staffed medical call center. MAS and Digital Angel are currently developing various business and revenue models for the on-going development and launch of a joint product offering.

On September 6, 2001, MAS announced a new traveler assistance and insurance service, "Travelers Angel Protection Plan." The product was offered in limited release in November 2001. This program is being brought to the public by Travelers Angel Assistance, Inc., a wholly owned subsidiary of MAS. The Travelers Angel Protection Plan product has a number of protection and assistance benefits that are beneficial to both U.S. travelers and travel

                                                   MEDICAL ADVISORY SYSTEMS, INC

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

================================================================================

agents. The benefits of this program include: trip cancellation/interruption insurance, air flight accident insurance, baggage loss insurance, 24/7 telephone access to U.S. licensed physicians and medical repatriation benefits. An unrelated third party insurance company is underwriting the insurance component of the product. Initially, an existing network of travel agents will market the product. MAS expects to generate sales of the product during fiscal year 2002. This product did not produce any revenue or expense in the quarter ended January 31, 2002.

In November 2001, the Board of Directors approved an agreement and plan of merger pursuant to which MAS would acquire the Advanced Wireless Group of ADS, an affiliate and beneficial owner of 16.6% of the MAS common stock. As consideration for the merger, the Company will issue 18,750,000 shares of MAS common stock to ADS. As a result, ADS will own 82.1% of the outstanding shares of MAS common stock and will be able to control the MAS board of directors and decide all matters submitted to MAS stockholders for approval. The merger will be accounted for using the purchase method of accounting as a reverse acquisition of MAS by ADS. The agreement is subject to the approval of IBM Credit Corporation, a secured lender of ADS and the MAS's stockholders and other closing conditions. The Securities and Exchange Commission approved proxy materials, concerning the proposed merger with ADS, for mailing on February 14, 2002. MAS will hold a special meeting of stockholders on March 18, 2002 to ratify the Agreement and Plan of Merger.


RESULTS OF OPERATIONS

NET LOSS

The net loss for the first quarter of 2002 was $312,785 compared to a net loss of $305,293 for the same period in fiscal year 2001. The loss of the eRT contract and AmericasDoctor.com program was primarily responsible for the decline in revenues for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. However, this reduction in revenue was nearly offset by a corresponding reduction in operating expenses that resulted from a decrease in salaries and wages, non-cash management fees and depreciation and amortization expenses.

24/7 MEDICAL RESPONSE AND ASSISTANCE SERVICES

Revenues decreased 32.4% from $990,000 for the first quarter of fiscal year 2001 to $669,000 for the same period in fiscal year 2002. Operating expenses decreased 34.9% from $797,000 for the first quarter of fiscal year 2001 to $519,000 for the same period in fiscal year 2002. For that same period, gross profits decreased 31.1% from $193,000 in fiscal year 2001 to $133,000 in fiscal year 2002. The decrease in revenue is attributable to an overall decrease in travel assistance cases, resulting from the significant decline in travel since the attacks on September 11, 2001. The corresponding decrease in operating expenses is attributable to a decrease in the third party expenses that MAS pays in connection with the management of travel assistance cases, ultimately billed back to customers. The decrease in gross profit is due primarily to an increase in costs of clinic services program and salaries and wages.

ASP AND WEB HOSTING SERVICES

Revenues decreased 94.0% from $252,000 for the first quarter of fiscal year 2001 to $15,000 for the same period in fiscal year 2002. Operating expenses increased 100.0% from $7,000 for the first quarter in fiscal year 2001 to $14,000 for the same period in fiscal year 2002. Gross profits decreased from $245,000 for the first quarter fiscal 2001 to a break-even for the same period in fiscal 2002. Revenues decreased due to a loss of service revenue from eResearch Technologies
(eRT), MAS's primary customer for this service. During the third quarter of fiscal year 2001, eRT insisted on renegotiating the monthly fee under the service agreement originally executed in March 2000. Ultimately, the service contract was cancelled in the fourth quarter, as the parties were unable to agree on a revised fee structure. As a result, MAS did not recognize any revenue from eRT in the first quarter of fiscal year 2002. Consequently, MAS, based on a further review of undiscounted cash flows, including the estimated fair market value of certain long-lived assets, recorded an impairment charge of approximately $32,000 in the first quarter of fiscal year 2002.

                                                   MEDICAL ADVISORY SYSTEMS, INC

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

================================================================================

INTERACTIVE MEDICAL INFORMATION SERVICES

Revenues decreased 96.6% from $205,000 in the first quarter of fiscal year 2001 to $7,000 for the same period in fiscal year 2002. Operating expenses decreased 96.8% from $186,000 in the first quarter of fiscal year 2001 to $6,000 for the same period in fiscal year 2002. Gross profits were decreased 384.2% from $19,000 for the first quarter in fiscal year 2001 to a loss of $54,000 for the same period in fiscal year 2002. This segment includes the real-time internet chat service (DocChat) and the phone-based DocTalk service. Nearly all revenue and expenses in this segment relate to the DocChat program. MAS introduced its real time online internet chat service in the fourth quarter of 1998. MAS provided this product under contract exclusively to AmericasDoctor.com. Upon the introduction of this service, MAS experienced growth in the volume of its real time online internet chats. Beginning in the second quarter of fiscal year 2000, the volume of real time online internet chats began to decline due primarily to the elimination, by AmericasDoctor.com, of free unlimited consumer access to the chat feature of the AmericasDoctor.com website. The volume of real time online internet chats continued to decline from that time until all chats ceased when AmericasDoctor.com cancelled the call center agreement in late September 2001 after negotiations to continue the agreement failed. As AmericasDoctor.com was the primary customer under this program, MAS does not expect to generate any significant revenue or expenses from real time internet chat services in 2002.

MAS recently launched Travelers Angel, its new travel assistance product. This product includes an Interactive Medical Information service component (DocTalk) in every policy sold. Therefore, revenue in this segment is expected to grow based on the success of the Travelers Angel program.

PHARMACEUTICAL KITS AND SERVICES

Revenues increased 4.3% from $163,000 for the first quarter of fiscal year 2001 to $170,000 for the same period in fiscal year 2002. Operating expenses increased by 12.6% from $103,000 for the first quarter of fiscal year 2001 to $116,000 for the same period in fiscal year 2002. For that same period gross profits decreased by 10% from $60,000 in fiscal year 2001 to $54,000 in fiscal year 2002. The continued growth of the revenue in the pharmaceutical segment is the result of an expanding customer base. However, the disparity between the increase in revenues and expenses, in this segment, is primarily the result of an ordinary increase in salaries and wages.

OTHER

Revenues increased 242.9% from $14,000 for the first quarter of 2001 to $48,000 for the first quarter of 2002. Operating expenses increased 138.5% from $13,000 for the first quarter of 2001 to $31,000 for the first quarter of 2002. Gross profits increased from $1,000 for the first quarter of 2001 to $2,000 for the same period in fiscal year 2002. This segment consists of the training program and the primary laser care clinic. The increase in gross profits is due primarily to an increase in the number of participants in the training programs.

SALARIES AND WAGES

Salaries and wages decreased 7.0% from $273,000 for the first quarter of fiscal 2001 to $254,000 for the same period in fiscal year 2002. The decrease is due to reduction in staffing and contract personnel related to the cancellation of the eRT\ASP contract.

                                                   MEDICAL ADVISORY SYSTEMS, INC

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

================================================================================

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 46.6% from $363,000 for the first quarter of fiscal year 2001 to $194,000 for the same period in fiscal year 2002. This is due primarily to a reduction of investor relations expenses and non-cash professional compensation expense related to options and warrants issued to third parties in exchange for services.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 71.6% from $204,000 for the first quarter of fiscal year 2001 to $58,000 for the same period in fiscal year 2002. This reduction is due to the elimination of recurring depreciation and amortization caused by an impairment of long-lived assets recorded in the fourth quarter of fiscal 2001.

OTHER INCOME AND EXPENSE

Interest income decreased 87.5% from $32,000 in the first quarter of fiscal 2001 to $4,000 for that same period in fiscal 2002. This was primarily due to a reduction in MAS's cash accounts, which are MAS's primary investment vehicle. Interest expense also decreased from $15,000 for the first quarter of fiscal year 2001 to $2,000 for the same period in fiscal year 2002.

INCOME TAX PROVISION

MAS did not record an income tax provision or benefit in the first quarter of fiscal year 2001 nor 2002 due to continuing losses. MAS maintains a valuation allowance for its entire deferred tax assets due to the uncertainty related to the generation of taxable income in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $617,000 during the first quarter of fiscal year 2002, and was due primarily to the net loss of $313,000 as well as a net outflow of $377,000 from the changes in working capital. The significant changes in working capital were a decrease of $430,000 in accounts payable and accrued expenses in addition to an increase of $136,000 in prepaid expenses offset by a decrease of $193,000 in accounts receivable. There was no investment during this period but cash outflows from financing activities was $8,000, due primarily to principal debt repayments.

MAS currently has a $500,000 credit facility agreement with a bank. At January 31, 2002 there was no outstanding balance. The agreement extends through March 2002 and an annual renewal is expected. MAS believes that current levels of cash ($763,693 at January 31, 2002) together with cash from operations and its existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

                                                   MEDICAL ADVISORY SYSTEMS, INC

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

================================================================================

In June 2001, the FASB issued Statement of Financial Standards No. 142, "Accounting for Goodwill" (SFAS 142). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under SFAS 142, MAS will discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142. Also, MAS will have to test any remaining goodwill for possible impairment within six months of adopting SFAS 142, and periodically thereafter, based on new valuation criteria set forth in the statement. Further, SFAS 142 has new criteria for purchase price allocation. SFAS 142 became effective January 1, 2002. If the proposed merger is completed, the transaction would be subject to the requirements of SFAS 141 and 142.

In August 2001, the FASB approved Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. MAS believes the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian AD LITEM for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and the Company (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages.

CSA has filed a cross-claim against the Company alleging that the Company should be held liable for any liability that CSA may have to Plaintiffs. The Company has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of this action.

                                                   MEDICAL ADVISORY SYSTEMS, INC

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

================================================================================

ITEM 2. CHANGE IN SECURITIES
                         NONE

ITEM 3. DEFAULTS FROM SENIOR SECURITIES
                         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                         NONE

ITEM 5. OTHER INFORMATION
                         NONE

ITEM 6. EXHIBITS
                         NONE