Form 10-Q
period 2002-03-31
DIGITAL ANGEL CORP
filed 2002-05-20
CIK 771252

As filed with the Securities and Exchange Commission on May 20, 2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10–Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File Number: 1-15177

DIGITAL ANGEL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-1233960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

490 Villaume Avenue

South Saint Paul, Minnesota 55075

(651) 455-1621

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Medical Advisory Systems, Inc., 8050 Southern Maryland Blvd., Owings, Maryland, 20736, October 31

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒            No           ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 7, 2002:

Class	Number of Shares
Common Stock; $.005 Par Value	26,320,311

DIGITAL ANGEL CORPORATION

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

Assets

	(Consolidated) March 31, 2002	(Combined) December 31, 2001
Current Assets
Cash and cash equivalents	$882	$596
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $403 in 2002 and $296 in 2001)	5,684	5,402
Inventories	5,798	5,819
Other current assets	1,452	1,168
Total Current Assets	13,816	12,985

Property And Equipment, net	15,333	14,476

Goodwill, net	114,685	73,168

Investment In Affiliates	954	6,779

Other Assets, net	644	263

	$145,432	$107,671

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$247	$82,643
Accounts payable	3,817	3,757
Accrued expenses	6,448	2,044
Total Current Liabilities	10,512	88,444

Long-Term Debt And Notes Payable	2,436	2,425

Total Liabilities	12,948	90,869

Commitments And Contingencies	—	—

Minority Interest	373	392

Stockholders’ Equity
Preferred shares: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding
Common shares: Authorized 95,000 shares in 2002 and 10,000 2001, of $.005 par value; 25,405 shares issued and 25,355 shares outstanding in 2002 and 20,187 shares issued and outstanding in 2001 (Note 1)	127	101
Additional paid-in capital	175,542	38,213
Accumulated deficit	(43,521)	(21,697)
Common stock warrants	572	300
Treasury stock (carried at cost, 50 shares in 2002)	(43)	—
Accumulated other comprehensive income (loss)	(566)	(507)
Total Stockholders’ Equity	132,111	16,410

	$145,432	$107,671

See the accompanying notes to consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	(Consolidated)	(Combined)
	2002	2001
Product revenue	$7,451	$9,134
Service revenue	303	1,070
Total revenue	7,754	10,204

Cost of products sold	4,276	5,361
Cost of services sold	251	549

Gross profit	3,227	4,294

Selling, general and administrative expenses	2,578	2,595
Research and development expenses	1,331	1,084
Non-cash compensation expense	18,509	—
Depreciation and amortization	688	2,359
Interest income	—	(3)
Interest expense	1,907	59

Income (loss) before taxes, minority interest and equity in net loss of affiliate	(21,786)	(1,800)

Provision for income taxes	—	115

Income (loss) before minority interest, and equity in net loss of affiliate	(21,786)	(1,915)

Minority interest	(19)	(21)

Equity in net loss of affiliate	57	18

Net income (loss)	(21,824)	(1,912)

Net income (loss) per common share — basic	$(1.07)	$(0.09)

Net income (loss) per common share — diluted	$(1.07)	$(0.09)

Weighted average number of common shares outstanding — basic	20,419	20,187
Weighted average number of common shares outstanding — diluted	20,419	20,187

See the accompanying notes to consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2002

(In Thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Common Stock	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Deficit	Warrants	Stock	Income (Loss)	Equity

Balance — December 31, 2001	20,187	$101	$38,213	$(21,697)	$300	$—	$(507)	$16,410
Net loss	—	—	—	(21,824)	—	—	(59)	(21,883)
Comprehensive loss — Foreign currency translation	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	(21,824)	—	—	(59)	(21,824)
Merger consideration — Medical Advisory Systems, Inc.	5,218	26	36,264	—	272	(43)	—	36,519
Derecognition of debt of ADS	—	—	82,556	—	—	—	—	82,556
Stock options issued in connection with merger with MAS	—	—	18,509	—	—	—	—	18,509

Balance — March 31, 2002	25,405	$127	$175,542	$(43,521)	$572	$(43)	$(566)	$132,111

See the accompanying notes to consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended March 31,
	(Consolidated)	(Combined)
	2002	2001
Cash Flows From Operating Activities
Net loss	$(21,824)	$(1,912)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	18,509	—
Deferred income taxes	89	34
Depreciation and amortization	688	2,359
Minority interest	(30)	(21)
Equity in net loss of affiliate	57	18
Loss on sale of equipment	75	7
Change in assets and liabilities:
Increase in accounts receivable	(4)	(485)
Decrease (increase) in inventories	88	(418)
Increase in other current assets	(738)	(221)
Increase in accounts payable and accrued expenses	1,056	472
Net Cash Used In Operating Activities	(2,034)	(167)

Cash Flows From Investing Activities
Decrease in other assets	12	254
Payments for property and equipment	(200)	(653)
Cash acquired through acquisition, net of acquisition costs	297	—
Net Cash Provided By (Used In) Investing Activities	109	(399)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	7	36
Payments on long-term debt	(17)	—
Other financing costs	—	(10)
Net transactions with Applied Digital Solutions, Inc.	2,221	362
Net Cash Provided By Financing Activities	2,211	388

Net Increase (Decrease) In Cash And Cash Equivalents	286	(178)

Cash And Cash Equivalents — Beginning Of Period	596	206

Cash And Cash Equivalents — End Of Period	$882	$28

See the accompanying notes to consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.          Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation (“Digital Angel”), which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”).  In the merger, the corporate existence of Acquisition ceased, Digital Angel became a wholly-owned subsidiary of MAS, and MAS was renamed “Digital Angel Corporation” (the “Company” or the “Registrant”).  In connection with the merger transaction, the Company acquired from ADS its Advanced Wireless Group (“AWG”), consisting of Digital Angel, Timely Technology Corp. and Signature Industries, Limited, and ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary.  As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary.  (The terms “Company” and “Registrant” mean Digital Angel Corporation and its subsidiaries.)  In the merger, the shares of Digital Angel owned by ADS were converted into a total of 18,750,000 shares of MAS common stock, or approximately 77% of the stock of MAS.  After the merger, ADS transferred to Digital Angel Share Trust, which is controlled by an advisory board, all shares of the MAS common stock owned by ADS.

The merger has been treated as a reverse acquisition for accounting purposes, with AWG treated as the accounting acquirer.  The historical combined financial statements of AWG became those of the Registrant, and the assets and liabilities of MAS were accounted for as required under the purchase method of accounting.  Although the equity accounts of AWG survive the merger, the capital structure of MAS survives the merger.  Accordingly, the equity accounts of AWG have been restated based on the common shares received by the former shareholders of AWG in the merger.

Prior to March 27, 2002, AWG recorded a liability for ADS’s debt to IBM Credit Corporation, due to ADS being in default on the loan agreement.  On March 27, 2002, ADS amended and restated its debt agreement with IBM Credit Corporation, which, among other amendments, provided for a release of AWG from the responsibility to repay this debt.  Accordingly, AWG derecognized this debt, which resulted in an increase to additional paid-in capital of $82.5 million on March 27, 2002.

Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a one-time, non-recurring charge of approximately $18.5 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded for the fair value of the options converted in accordance with FAS 123. Fair value was determined by using the Black-Scholes option-pricing model.

The accompanying unaudited consolidated financial statements of Digital Angel Corporation and subsidiaries as of March 31, 2002 and the unaudited combined financial statements of AWG as of December 31, 2001 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

The consolidated statements of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the AWG’s combined financial statements and related notes thereto for the year ended December 31, 2001 included as an exhibit to our form 8-K/A filed with the Securities and Exchange Commission on May 20, 2002.

On May 16, 2002, ADS filed a Notification of Late Filing on Form 12b-25 indicating that it had a disagreement with its former outside auditing firm Grant Thornton LLP, concerning the proper accounting treatment with respect to certain options and, as a result of this disagreement, Grant Thornton LLP communicated its resignation in a letter to the Registrant dated May 14, 2002. Grant Thornton LLP has advised the Registrant that it has not completed its review of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and should not be associated with that report in any way. Due to the timing of the resignation, the Registrant has not engaged an outside auditing firm to replace Grant Thornton LLP. As a result of the foregoing, the interim financial statements contained in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 have not been reviewed by an independent public accountant as required pursuant to Rule 70-01(d) of Regulation S-X. When we appoint our new auditors, they will complete the SAS 71 review of our first quarter financial statements and we will file an amended Form 10-Q/A.

Certain items in the combined financial statements for the 2001 period have been reclassified for comparative purposes.

Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (FAS 142).  FAS 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually.  There was no impairment of goodwill upon adoption of FAS 142.  However, there can be no assurance that future goodwill impairment tests will not result in impairment charges.

The following table presents the impact of FAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2002:

Three Months Ended March 31, 2001
Net income (loss):
Net loss as reported	$(1,912)
Goodwill amortization	1,935
Equity method investment amortization	113
Adjusted net income	$136

Basis and diluted income (loss) per share:
Net loss per share, basis and diluted, as reported	$(0.09)
Goodwill amortization	0.10
Equity method investment amortization	0.00
Adjusted net income per share, basic and diluted	$0.01

Amortization expense of other intangible assets totaled $17 and $10 for the three months ended March 31, 2002 and 2001, respectively.

2.             Principles of Consolidation and Combination

The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation and combination.  Interest in less than majority owned entities are accounted for using the equity method of accounting.

3.             Inventory

	March 31, 2002	December 31, 2001
Raw materials	$1,356	$1,474
Work in process	190	176
Finished goods	5,527	5,611
	7,073	7,261
Allowance for excess and obsolescence	(1,275)	(1,442)
Net inventory	$5,798	$5,819

4.             Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$(21,824)	$(1,912)
Denominator:
Denominator for basic earnings (loss) per share — Weighted-average shares	20,419	20,187
Denominator for diluted earnings (loss) per share(1)	20,419	20,187
Basic earnings (loss) per share:	$(1.07)	$(0.09)
Diluted earnings (loss) per share:	$(1.07)	$(0.09)

(1) Dilutive securities have not been calculated for the three months ended March 31, 2001 and the period from January 1, 2002 through March 27, 2002, because the potentially dilutive securities of AWG (consisting of options and warrants to purchase shares of Digital Angel Corporation) did not have a public market.  On March 27, 2002, the potentially dilutive securites of Medical Advisory Systems, Inc. became those of the Company.  These weighted average shares, listed below, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.

	Three Months Ended March 31,
	2002	2001
Employee stock options	164	—
Warrants	42	—
	206	—

5.             Segment Information

The Company is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  Prior to March 27, 2002, the Company operated in four segments — Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of Medical Advisory Systems, Inc. in March 2002, the Company re-organized into four segments:  Animal Applications, Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology Segment with our Digital Angel Delivery System segment to form the new Digital Angel Systems segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other.  Physician Call Center and Other reflects the newly acquired Medical Advisory Systems, Inc. business.  Prior period segment information has been restated to reflect our current segment structure.

The accounting policies of the operating segments are the same as those described in the summary of accounting policies in the Company’s audited financial statements for the year ended December 31, 2001.  It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data as of and for the three months ended March 31, 2002:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Corporate / Unallocated	Consolidated
Net revenue from external customers:
Product	$4,815	$—	$2,636	$—	$—	$7,451
Service	—	303	—	—	—	303
Total revenue	$4,815	$303	$2,636	$—	$—	$7,754

Income (loss) from operations before provision for income taxes, minority interest and equity in net loss of affiliate	$445	$(1,791)	$(125)	$—	$(20,315)	$(21,786)

Total assets	$80,302	$14,448	$5,635	$45,047	$—	$145,432

Following is the selected segment data as of and for the three months ended March 31, 2001:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Combined
Net revenue from external customers:
Product	$6,382	$—	$2,752	$—	$9,134
Service	—	1,070	—	—	1,070
Total revenue	$6,382	$1,070	$2,752	$—	$10,204

Income (loss) from operations before provision for income taxes, minority interest and equity in net loss of affiliate	$(1,040)	$(565)	$195	$—	$(1,800)

Total assets	$93,874	$11,441	$6,691	$—	$112,006

6.             Acquisitions

The following describes the acquisition by the Company during the quarter ended March 31, 2002:

Company Acquired	Date Acquired	Percent Acquired	Acquisition Price	Cash Consid-eration	Value of Shares, Warrants & Options Issued or Issuable	Common/ Preferred Shares Issued	Goodwill Acquired	Business Description
2002 Acquisition: Medical Advisory Systems, Inc.	03/27/02	83.4%	$44,206	$1,249	42,957	5,218	41,517	Provider of medical assistance and technical products and services

On February 27, 2001, ADS acquired approximately 16.5% of the capital stock of MAS (AMEX:DOC), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of ADS’s common stock.  ADS controls two of the seven seats on the Company’s Board of Directors and became the largest single shareholder.  This investment was accounted for under the equity method from February 27, 2001 through March 27, 2002.  The excess of the purchase price over the estimated fair value of the shares acquired was approximately $7.0 million (goodwill) and was being amortized on a straight-line basis over five years, through December 31, 2001.

On March 27, 2002, Digital Angel Corporation merged with a wholly-owned subsidiary of MAS.  For accounting purposes, Digital Angel Corporation is treated as the acquirer, and the assets and liabilities of MAS were recorded at fair value under the purchase method of accounting to the extent acquired, 83.4%.  The consolidated financial statements reflect the results of operations of MAS from the date of acquisition.  The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal and accounting services that were direct costs of acquiring these assets.

Unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively.

	Three Months Ended March 3l,	Three Months Ended March 3l,
	2002	2001
Net operating revenue	$8,639	$11,802
Loss from operations	(22,109)	(2,247)
Loss per common share from operations — basic	$(1.08)	$(0.11)
Loss per common share from operations — diluted	$(1.08)	$(0.11)

7.             Legal Proceedings

The Company is party to various legal proceedings.  In the opinion of management, these proceedings are not likely to have a material adverse effect on the financial position, cash flows or overall trends in results of the Company.  The estimate of potential impact on the Company’s financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

8.             Related Party Activity

ADS provides certain general and administrative services to the Company including finance, legal, benefits and other miscellaneous items.  The cost of these services are included in the Company’s Combined Statement of Operations based on utilization, which management believes to be reasonable.  Cost of these services were $0.2 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of MAS and its three subsidiaries, which formerly were subsidiaries of Applied Digital Solutions, Inc. (“ADS”) — Digital Angel Corporation (“DAC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were known as the Advanced Wireless Group (“AWG”).  DAC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DAC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Before March 27, 2002, the business of DAC was operated in four segments:  Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of MAS in March 2002, the Company re-organized into four segments:  Animal Applications, Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology Segment with our Digital Angel Delivery System segment to form the new Digital Angel Systems segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other.  Physician Call Center and Other reflects the newly acquired MAS business.  Prior period segment information has been restated to reflect our current segment structure.

        RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three months ended March 31, 2002 and 2001 and is derived from the accompanying consolidated and combined statements of operations included in this report.

	Three Months Ended March 31,
	2002	2001
	%	%
Product revenue	96.1	89.5
Service revenue	3.9	10.5
Total revenue	100.0	100.0
Cost of products sold	55.1	52.5
Cost of services sold	3.2	5.4
Total cost of products and services sold	58.4	57.9
Gross profit	41.6	42.1
Selling, general and administrative expenses	33.2	25.4
Research and development expenses	17.2	10.6
Non-cash compensation expense	238.7	—
Depreciation and amortization	8.9	23.1
Interest income	(0.0)	(0.0)
Interest expense	24.6	0.6
Loss from operations before provision for income taxes, minority interest and equity in net loss of affiliate	(281.0)	(17.6)
Provision for income taxes	0.0	1.1
Loss from operations before minority interest and equity in net loss of affiliate	(281.0)	(18.7
Minority interest	(0.2)	(0.2)
Equity in net loss of affiliate	0.7	0.2
Net loss	(281.5)	(18.7)

Revenue

Revenue from operations for the three months ended March 31, 2002 was $7.8 million, a decrease of $2.4 million, or 23.5%, from $10.2 million in the three months ended March 31, 2001.

Revenue for each of the operating segments was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications — Product	$4,815	$6,382
Digital Angel Systems — Service	303	1,070
GPS and Radio Communications — Product	2,636	2,752
Total	$7,754	$10,204

The Animal Applications segment’s revenue decreased $1.6 million, or 24.6%, in the first three months of 2002 from the first three months of 2001.  The decline is due primarily to the timing of sales of transponders to the fisheries industry customers, as well as higher sales in the first quarter of 2001 to a large customer to prepare for the launch of the pet identification product in France.

The Digital Angel Systems segment’s revenue decreased $1.1 million, or 71.7%, in the first three months of 2002 from the first three months of 2001 due to completed client assignments that were not replaced.

The GPS and Radio Communications segment’s revenue decreased $0.1 million, or 4.2%, in the first three months of 2002 compared to the first three months of 2001 primarily as a result of seasonal order fluctuations.

Gross Profit and Gross Profit Margin

Gross profit for the three months ended March 31, 2002 was $3.2 million, a decrease of $1.1 million, or 25.6%, from $4.3 million in the three months ended March 31, 2001.  As a percentage of revenue, the gross profit margin was 41.6% and 42.1% for the three months ended March 31, 2002 and 2001, respectively.

Gross profit from operations for each operating segment was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications — Product	$1,903	$2,491
Digital Angel Systems — Service	52	522
GPS and Radio Communications — Product	1,272	1,281
Total	$3,227	$4,294

Gross profit margin from operations for each operating segment was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
	%	%
Animal Applications — Product	39.5	39.0
Digital Angel Systems — Service	17.2	48.8
GPS and Radio Communications — Product	48.3	46.5
Total	41.6	42.1

The Animal Applications segment’s gross profit decreased $0.6 million in the first three months of 2002 from the first three months of 2001 due to the previously mentioned sales decrease.  Margins increased to 39.5% in the first three months of 2002 from 39.0% in the first three months of 2001 due to the product mix.

The Digital Angel Systems segment’s gross profit decreased $0.5 million, or 90.0%, in the first three months of 2002 as compared to the first three months of 2001.  Margins decreased to 17.2% in the first three months of 2002 from 48.8% in the first three months of 2001.  The gross profit decrease was primarily due to the sales decline.  The margin percentage declined due to the retention of personnel subsequent to the sales client contract completion as resources were shifted to support the Digital AngelTM products.

The GPS and Radio Communications segment’s gross profit was $1.3 million for the first three months of 2002 and the first three months of 2001.  The gross margin percentage increased to 48.3% in the first three months of 2002 compared to 46.5% in the first three months of 2001 due to a favorable shift in the product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from operations remained constant at $2.6 million in the three months ended March 31, 2002 and March 31, 2001.  As a percentage of revenue, selling, general and administrative expenses were 33.2% and 25.4% for the three months ended March 31, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments were:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$1,031	$1,067
Digital Angel Systems	229	214
GPS and Radio Communications	1,318	1,314
Total	$2,578	$2,595

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
	%	%
Animal Applications	21.4	16.7
Digital Angel Systems	75.6	20.0
GPS and Radio Communications	50.0	47.7
Total	33.2	25.4

The Animal Applications segment’s selling, general and administrative expenses decreased $0.1 million in the first three months of 2002 compared to the first three months of 2001 and as a percentage of revenue increased to 21.4% from 16.7% in the same respective periods.  The decrease in the dollars was due to workforce cost reductions, partially offset by significant increases in non-personnel expenses.

The Digital Angel Systems segment’s selling, general and administrative expenses remained constant at $0.2 million in the first three months of 2002 compared to the first three months of 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 75.6% in the first three months of 2002 compared to 20.0% in the first three months of 2001 as a result of lower revenues as previously discussed.

The GPS and Radio Communications segment’s selling, general and administrative expenses were essentially unchanged in the first three months of 2002 from the first three months of 2001.  As a percentage of revenue, selling, general and administrative expenses increased to 50.0% in the first three months of 2002 from 47.7% in the first three months of 2001 as a result of lower revenues as previously discussed.

Research and Development Expense

Research and development expense from operations was $1.3 million in the three months ended March 31, 2002, an increase of $0.2 million, or 18.2%, from $1.1 million for the three months ended March 31, 2001.  As a percentage of revenue, research and development expense was 17.2% and 10.6% for the three months ended March 31, 2002 and 2001, respectively.

Research and development expense for each of the operating segments was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$244	$302
Digital Angel Systems	1,087	782
GPS and Radio Communications	—	—
Total	$1,331	$1,084

The significant increase is due to research and development activities associated with the Digital AngelTM product.

Non-cash Compensation Expense

Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a one-time, non-recurring charge of approximately $18.5 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded for the fair value of the options converted in accordance with FAS 123. Fair value was determined by using the Black-Scholes option-pricing model.

Depreciation and Amortization

Depreciation and amortization expense from operations was $0.7 million in the three months ended March 31, 2002, a decrease of $1.7 million, or 70.8%, from $2.4 million in the three months ended March 31, 2001.  As a percentage of revenue, the depreciation and amortization expense was 8.9% and 23.1% for the three months ended March 31, 2002 and 2001, respectively.

The decrease was primarily due to the adoption of FAS 142, which took effect January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill.  Accordingly, goodwill amortization was not recorded during the first three months of 2002.

Depreciation and amortization expense for each of the operating segments was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$95	$2,110
Digital Angel Systems	527	93
GPS and Radio Communications	66	156
Total	$688	$2,359

The increase in the Digital Angel Systems segment’s depreciation and amortization during the first three months of 2002 compared to the first three months of 2001 is a result of increased amortization related to amortization on purchased software associated with the Digital Angel Delivery System that was placed in service in April 2001.

Interest Expense

Interest expense was $1.9 million and $59 thousand for the first three months of 2002 and 2001, respectively.  Interest expense in the first three months of 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit Corporation by Applied Digital Solutions, Inc.  As discussed in Note 1 to the financial statements, this debt was recognized by AWG due to ADS’s default on the loan agreement.  On March 27, 2002, ADS restructured its loan agreement with IBM Credit Corporation.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.  Accordingly, AWG derecognized this liability on March 27, 2002.

Income Taxes

AWG had effective income tax rates of 0.0% and a negative 6.4% for the first three months of 2002 and 2001, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2002 arise primarily from valuation allowances recorded on deferred net operating losses and in 2001 arise primarily from valuation allowances recorded on deferred net operating losses, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries file a separate consolidated federal income tax return.  After March 27, 2002, AWG’s U.S. subsidiaries will file a consolidated federal tax return with MAS.

LIQUIDITY AND CAPITAL RESOURCES FROM OPERATIONS

As of March 31, 2002, cash and cash equivalents totaled $0.9 million, a decrease of $0.3 million, or 50.0%, from $0.6 million at December 31, 2001.  Through March 27, 2002, AWG used a cash management system to apply excess cash on hand against advances due to ADS.  Cash used in operating activities totaled $2.0 million and $.2 million in the first three months of 2002 and 2001, respectively.  In the first three months of 2002, the use of cash was due to the net loss, after adjusting for non-cash charges, and increases in other current assets.  Partially offsetting these uses of cash were increases in cash from increases in accounts payable and accrued expenses.  In the first three months of 2001, the use of cash was due to the net loss, after adjusting for non-cash charges, and increases in accounts receivable, inventory, and other current assets. Partially offsetting these uses of cash were increases in cash from accounts payable and accrued expenses.

Accounts receivable, net of allowance for doubtful accounts, increased by $0.3 million, or 5.6%, to $5.7 million at March 31, 2002 from $5.4 million at December 31, 2001.  This increase was primarily as a result of our acquisition of MAS.

Inventory levels remained relatively constant at $5.8 million at March 31, 2002 and December 31, 2001.  Inventory acquired from our acquisition of MAS was not material.

Property and equipment increased by $0.8 million, or 5.5%, to $15.3 million at March 31, 2002 compared to $14.5 million at December 31, 2001.  This increase was due primarily to property and equipment acquired from our acquisition from MAS, plus capital expenditures of $0.2 million.  This was offset with depreciation expense for the three months ended March 31, 2002.

Goodwill increased to $114.7 million at March 31, 2002 compared to $73.2 million at December 31, 2001 due to our acquisition of MAS.

Investment in affiliates decreased by $5.8 million, or 85.3%, to $1.0 million at March 31, 2002 compared to $6.8 million at December 31, 2001.  This decrease was due to MAS now being consolidated, whereas the previous 16.5% interest was treated as an equity method investment at December 31, 2001.  This decrease was partially offset by equity method investments held by MAS that were acquired as part of the acquisition of MAS.

Accounts payable remained stable at $3.8 million at March 31, 2002 and December 31, 2001. This was due to payments on accounts payable, offset by payables acquired from the acquisition of MAS.

Accrued expenses increased by $4.4 million, or 220.0%, to $6.4 million at March 31, 2002 from $2.0 million at December 31, 2001.  The increase was due to accrued acquisition costs, and accrued expenses acquired from the acquisition of MAS.

Investing activities provided cash of $0.1 million in the first three months of 2002, and used cash of  $0.4 million in the first three months of 2001.  During the first three months of 2002 and 2001, $0.2 million and $0.7 million, respectively, was spent to acquire property and equipment. This was offset in the first three months of 2002 by cash acquired, net of acquisition costs, from the acquisition of MAS.

Financing activities provided cash of $1.8 million and $0.4 million in the first three months of 2002 and 2001, respectively. During the first three months of 2002 and 2001, cash was provided primarily by additional investments from ADS.

Debt, Covenant Compliance and Liquidity

ADS maintains a term and revolving credit agreement with IBM Credit (IBM Credit). Under the credit agreement in effect through March 27, 2002, IBM Credit maintained liens and security interests in the outstanding capital stock of the three AWG subsidiaries and on their assets to collateralize ADS’s obligations to IBM Credit under the IBM credit agreement.

ADS generated a significant loss from operations in 2000. As a result, ADS was not in compliance with certain financial covenants of the IBM credit agreement as of December 31, 2000. The IBM credit agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001. In connection with the amendment on March 30, 2001, Digital Angel granted IBM Credit Corporation warrants to acquire 1.2 million shares of Digital Angel’s common stock valued at $0.3 million. As of the March 30, 2001 amendment, ADS was in compliance with the revised covenants.

The IBM credit agreement contains certain quarterly financial covenants, which became more restrictive during 2001. ADS anticipated that it would continue to comply in 2001 with the quarterly financial covenants in the IBM credit agreement. However, ADS was not in compliance with its minimum EBITDA (as defined in the IBM credit agreement) or collateral shortfall covenants at June 30, 2001. ADS was also not in compliance with the minimum EBITDA, Tangible Net Worth and Current Assets to Current Liabilities covenant requirements at September 30, 2001 and it again had a collateral shortfall.  As of December 31, 2001, ADS was not incompliance with various financial covenants, including minimum Tangible Net Worth, EBITDA, the ratio of Current Assets to Current Liabilities, and collateral. The IBM credit agreement was amended and restated on July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002.  These amendments extended the due dates of principal and interest payments under the credit agreement until April 2, 2002.

At December 31, 2001, ADS’s outstanding borrowings under the IBM credit agreement totaled $82.6 million. At that time, ADS did not have the funds to repay the borrowings under the IBM credit agreement. Accordingly, the $82.6 million of outstanding borrowings was allocated to AWG effective as of September 30, 2001 and was reflected as a current obligation in the December 31, 2001 combined balance sheet. Interest associated with the borrowings was allocated to AWG for the period from September 30, 2001 to March 27, 2002.  Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM credit agreement, and the shares of the AWG subsidiaries common stock beneficially owned by ADS upon completion of the merger were pledged to IBM as collateral for the debt.  Since AWG’s assets were released from all liens and security interests on March 27, 2002, we derecognized the amounts owed to IBM by ADS on that date.  This resulted in an increase in additional paid-in capital of approximately $83 million.

On March 1, 2002, ADS and Digital Angel Share Trust, a newly created Delaware business trust, and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new credit agreement became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement bear interest at an annual rate of 17% and mature on February 28, 2003.  No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if ADS repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004.  In any event, all amounts outstanding will be required to be repaid by August 15, 2005.  If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%, and it they are not repaid by February 28, 2004, the interest rate increases to 35%.

ADS’s new credit agreement contains debt covenants made by ADS relating to its financial position and performance, as well as the Company’s financial position and performance.  The Company currently expects that its financial performance will meet and be in compliance throughout 2002 with covenants in the new credit agreement that apply to the Company.  However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the ability of ADS and the Company to remain in compliance with the covenants.  In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it.  If such noncompliance appears likely, or occurs, ADS may seek to renegotiate the covenants and/or obtain waivers, as required.  There can be no assurance, however, that ADS would be successful in negotiating such amendments or obtaining such waivers.

On March 27, 2002, upon completion of the merger between Digital Angel and MAS, in satisfaction of a condition to the consent to the merger by IBM Credit, ADS transferred to a Delaware business trust controlled by an advisory board all of the shares of our common stock owned by it and, as a result, the trust has legal title to approximately 77.46% of our common stock.  The trust has voting rights with respect to our common stock until ADS’s obligations to IBM Credit are repaid in full.  The trust may be obligated to liquidate the shares of our common stock owned by it for the benefit of IBM Credit if ADS fails to make payments, or otherwise defaults, under its new credit agreement with IBM Credit.

To date, financing from acquisitions, ADS’s advances and revenue generated from operations have been our primary sources of funding. However, we do not anticipate receiving additional advances from ADS.  We estimate that we will need to obtain approximately $5 million to $7 million in additional funding over the next twelve months in order to continue our efforts to implement our business plan. As a result, we will need to obtain additional capital in the near future. As of the date of these statements, we have held discussions with several banks and an asset based lender regarding a credit facility. Our capital requirements depend on a variety of factors, including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. If we are successful in obtaining the credit facility and in raising additional equity capital, of which there can be no assurance, management believes that we will have the financial resources to meet its future business requirements for at least the next twelve months. See “RISK FACTORS — We Will Need Additional Financing.”

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Forward —Looking Statements and Associated Risk.

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

•                      our growth strategies including, without limitation, our ability to deploy new products and services;

•                      anticipated trends in our business and demographics;

•                      our ability to successfully integrate the business operations of recently acquired companies;

•                     our future profitability and liquidity; and

•                      regulatory, competitive or other economic influences.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements.  Some of these risks and uncertainties are beyond our control.

Risk Factors

You should carefully consider the risk factors listed below.  These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect.  You should read this section together with the other information contained herein.

As a Result of the Merger and the Transfer of Shares of Our Common Stock to the Digital Angel Share Trust, There is Uncertainty as to the Future Control of Our Company.

After the merger, in satisfaction of a condition to the consent to the merger of IBM Credit Corporation, ADS transferred to the Digital Angel Share Trust (the “Trust”) all shares of our common stock owned by ADS.  As a result, the Trust is the beneficial owner of approximately 77% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors and mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how the Trust will exercise control over our Company.

Upon the request of IBM Credit Corporation, the Trust will be obligated to sell the shares of our common stock owned by ADS for the benefit of IBM Credit Corporation if ADS fails to make payments to IBM Credit Corporation beginning on February 28, 2003 or at such time ADS otherwise defaults under the agreement. Such sales may be in private transactions or in the public market. We can give no assurance as to when or how shares of our common stock will be sold, as to who will purchase such shares, or as to the number of shares that may be sold at any given time. As a result, duration of the Trust’s control over us and the identity of any parties which may acquire control of us if and when such sales commence is uncertain.

Sales of Our Common Stock by the Trust May Cause a Reduction in the Market Value of Our Common Stock.

If amounts due to IBM Credit Corporation by ADS are not paid when due, including at least $33 million on February 28, 2003, plus accrued interest and expenses, or if ADS is otherwise in default under its credit agreement and its obligations are accelerated, IBM Credit Corporation will have the right to require shares of our common stock held in the Trust to be sold to provide funds to satisfy the obligations of ADS. It is unlikely that ADS will have the funds required for payment of such obligations. The sale of a significant amount of shares of our common stock owned by the Trust in a single transaction or in a series of transactions over a short period of time could result in a significant decline in the market value of our common stock.

We May Face Operational and Strategic Challenges That May Prevent Us From Successfully Integrating The MAS Business.

The operation of our Company after the merger involves risks related to the integration and management of acquired properties and operations. We may encounter substantial difficulties, costs and delays in integrating the operations of our subsidiaries with our business, including:

• perceived adverse changes in business focus;

• potential conflicts in marketing or other important relationships;

• loss of key employees or customers;

• possible inconsistencies in standards, controls, procedures and policies among the companies and the need to implement and harmonize company-wide financial, accounting, information and other systems;

• failure to maintain the quality of products and services that such companies have historically provided;

• the need to coordinate geographically diverse organizations; and

• the diversion of management’s attention from the day-to-day operations.

If we fail to integrate these businesses successfully and/or if we fail to realize the intended benefits of the merger, our financial condition and results of operations could be adversely affected and the market price of our common stock could decline from its current market price.

We May Continue to Incur Losses.

We incurred a net loss of $21.8 million for the three-month period ended March 31, 2002. We also recorded a net loss of $17.4 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively. No assurance can be given as to whether or when we will be profitable. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses and the ability to coordinate successfully the operations of business units. If we become profitable, of which there is no assurance, it may not be able to sustain or increase profitability. If we fail to achieve and maintain profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

We Depend on the Protection of Our Proprietary Technology.

Our success depends partly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property, including those relating to the Digital Angel Systems, will prevent its misappropriation or circumvention. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor. We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.

Many Factors Can Negatively Affect the Animal Identification Market.

The electronic animal identification market can be negatively affected by such factors as food safety concerns, consumer perceptions regarding cost and efficacy, international technology standards, national infrastructures, United States Food and Drug Administration (FDA) reviews, United States Federal Communications Commission (FCC) approvals, and slaughterhouse removal of microchips. In addition, certain foreign governmental standards that require specific codes may limit our ability to sell microchips from our current inventory in such countries. Many of the principal customers for fish electronic identification devices are government contractors that rely on funding from the United States government, and this market could be adversely affected by any decline in the availability of government funds. We may be adversely affected by these and other factors affecting the animal identification market, which could have an adverse effect on our financial condition and results of operations.

We Depend on a Single Supplier For Our Electronic Identification Products.

We rely largely on a production arrangement with Raytheon Corporation for the manufacture of our syringe-injectable microchips that are used in all of our electronic identification products. The termination, or any significant reduction, by Raytheon of its production of these microchips could have a material adverse effect on our financial condition and results of operations. In addition, Raytheon may not be able to produce sufficient quantities to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet potentially increased demand for our product could have a material adverse effect on our financial condition and results of operations.  The Company also has its own microchip production operations located in another contract facility that we intend to use more intensively to meet additional product demand.

We Depend on Principal Customers.

For the three months ended March 31, 2002, we had three customers of our Animal Applications segment that accounted for a large portion of our gross revenue.  Biomark, Pacific States Marine, and Schering-Plough Pharmaceutical accounted for approximately 12.5%, 13.4%, and 8.7% of our gross revenues, respectively. In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

Significant Competition Exists in the Visual and Electronic Identification Markets.

The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex and Y-Tex, and our principal competitor in the electronic identification market that has developed permanent electronic identification devices for the companion animal market is AllFlex. In addition, other companies could enter this line of business in the future. Certain of our competitors have substantially greater financial and other resources than we do. We cannot ensure that we will compete successfully or that our competitors will not succeed in developing or marketing technologies and products that are more widely accepted than those being developed by us or that would render our products obsolete or noncompetitive. We are not aware of competitors currently marketing products that would compete with the Digital Angel technology. However, we are aware of several potential competitors that have expressed an interest in similar technologies. If such competitors enter the market and compete with the Digital Angel technology, such competition could have a material adverse effect on our financial condition and results of operations.

We Are Subject to Government Regulation.

We are subject to federal, state and local regulation in the United States and other countries, and we cannot predict the extent to which we may be affected by future legislative and other regulatory developments concerning our products and markets. We are required to obtain regulatory approval before marketing most of our products. Our products are subject to FCC regulations governing electromagnetic emissions, and our insecticide products have been approved by the United States Environmental Protection Agency (EPA) and are produced in accordance with EPA regulations. Sales of insecticide products are incidental to our primary business and do not represent a material part of our operations. Our products also are subject to compliance with foreign government agency requirements. Our contracts with our distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which the distributor sells our products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could have a material adverse effect on our business, financial condition and results of operations.

The Digital Angel Systems Segment is a Development Stage Enterprise.

The Digital Angel Systems segment is in the initial stage of operations and is a development stage enterprise. As a result, it has no operating history upon which to base an evaluation of its current business and future prospects. The first Digital Angel product was introduced in November 2001. Accordingly, this segment has generated no substantial revenues. Moreover, this segment does not currently have any contracts in place that will provide any significant revenue. In addition, because of this segment’s lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect its business. This segment’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. Stockholders should consider the risks and difficulties the Digital Angel Systems segment may encounter in its new and rapidly evolving market, especially given the segment’s lack of operating history. These risks include the Digital Angel Technology segment’s ability to:

• develop and market the Digital Angel technology by integrating and miniaturizing new technologies into marketable products and services;

• build a customer base;

• generate revenues;

• compete favorably in a highly competitive market;

• access sufficient capital to support growth;

• recruit and retain qualified employees;

• introduce new products and services; and

• build technology and support systems.

The Digital AngelTM Technology Is Not Proven And We May Not Be Able To Develop Products From This Unproven Technology.

The Digital AngelTM Systems segment depends on the development, integration, miniaturization and successful marketing of several pieces of advanced technology that have not previously been integrated or used as anticipated by this segment. The Digital AngelTM Systems segment depends upon advanced technology, including: wireless communication, biosensors, motion determination and global positioning system capabilities. Many of these technologies are unproven or relatively new. In addition, these technologies have not been previously integrated or miniaturized into a commercial product. No assurances can be given as to when or if the Digital AngelTM technology will be successfully marketed. Our ability to develop and commercialize products based on our proprietary technology will depend on our ability to develop our products internally on a timely basis or to enter into arrangements with third parties to provide these functions. If we fail to develop and commercialize products successfully, it could have a material adverse effect on our business, financial condition and results of operations.

The Digital Angel Systems Segment Expects to Incur Future Losses and May Not Achieve Profitability.

From the period from January 2000 until March 31, 2002, approximately $7.7 million has been invested in research and development relating to the Digital AngelTM technology. Our management expects the Digital Angel Systems segment to incur additional development, sales and marketing, and other general expenses. As a result, the Digital Angel Systems segment may incur losses for the foreseeable future and will need to generate revenues to achieve profitability. Even if the segment achieves profitability, it may not be able to sustain it.

We Depend on a Small Team of Senior Management and We May Have Difficulty Attracting and Retaining Additional Personnel.

Our future success is highly dependent upon the continued services and performance of senior management and other key personnel.  If we lose the services of any member of our senior management team, our overall operations could be adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. We cannot ensure that it will be able successfully to attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.

We Will Need Additional Financing

Our company, especially the Digital Angel Systems segment, currently relies upon the revenue generated by our Animal Applications segment.  We estimate that we will need to obtain approximately $5.0 million to $7.0 million in additional funding over the next twelve months in order to continue our efforts to implement our business plan. As of the date of these financial statements, we have held discussions with several banks and an asset based lender regarding credit agreements.

Our actual capital needs will depend on operating losses, development expenses, working capital needs and other factors. Forecasts of such factors are inherently uncertain, and any variation in those factors from the levels used in current forecasts could result in us needing more capital, or capital earlier, than projected. Capital can be difficult and expensive to obtain, and there can be no assurance that we will be able to obtain additional financing. If this capital is not raised, we may not be able to execute our business plan, may not be able successfully to develop and market the Digital AngelTM technology and our financial condition and results of operations may be materially adversely affected. To date, we have not been able to obtain this capital. No assurance can be given that we will be able to raise this additional necessary capital.

If funds are not available when required for working capital needs, our ability to carry out our business plan could be adversely affected and we may be required to scale back growth and operations to reflect the extent of available funding. Lending arrangements will probably include limitations on our ability to incur other indebtedness, pay dividends, create liens, sell or purchase shares of capital stock, sell assets or make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. If additional funds are raised by issuing equity or convertible debt securities, the value of our stockholders investment may be diluted. These securities may have rights, preferences or privileges senior to those of our common stockholders.

Moreover, we may issue additional shares:

• to employees;

• in connection with acquisitions and corporate alliances; and

• to raise capital.

Pursuant to a registration rights agreement, the Digital Angel Share Trust and any of its transferees of our common stock, subject to certain terms and conditions, have the right to require us to register shares of our common stock beneficially owned by them upon demand and any other time we register stock for sale.

In addition, IBM Credit Corporation currently holds a warrant to acquire 1,163,906 shares of our common stock. The warrant is exercisable for five years beginning on April 5, 2002, or earlier under certain circumstances. Under the warrant, IBM Credit Corporation, subject to certain terms and conditions, has the right to require us to register shares of our common stock subject to the warrant.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets.  FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards will have the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142.  Future impairment reviews may result in periodic write-downs.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on our operations or financial position.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

We have operations and sales in various regions of the world. Additionally, we may export and import to and from other countries.  Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.

Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, “Plaintiffs”) filed suit against Customized Services Administrators, Incorporated (“CSA”), Pricesmart, Inc. (“Pricesmart”), Commercial Union Insurance Company (“Commercial Union”), CGU Insurance Group, and the Company (collectively the “Defendants”) in the Superior Court of the State of California in and for the County of Santa Clara.  The allegations of the complaint arise from a vacation guarantee insurance policy (the “Insurance Contract”) allegedly purchased by Plaintiffs from Defendants on March 6, 2000.  The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the “Deceased”) and the intentional infliction of emotional distress on Plaintiffs.  The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney’s fees and costs, and exemplary damages.

CSA has filed a cross-claim against the Company alleging that the Company should be held liable for any liability that CSA may have to Plaintiffs.  The Company has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of this action.

We and our subsidiaries are party to various other legal actions as either a plaintiff or a defendant.  In our opinion, as of the date of this Form 10-Q, these proceedings will not have a material adverse effect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

Item 2.    Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following table lists all unregistered securities sold by the Company between January 1, 2002 and March 31, 2002.  These shares were issued in acquisition transactions to the persons or entities indicated. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Name/Entity/Nature	Number of Persons	Note	Issued For	Number of Common Shares
Applied Digital Solutions, Inc.	1	1	Acquisition	18,750,000
Richard J. Sullivan	1	2	Acquisition	937,500
Garrett A. Sullivan	1	2	Acquisition	468,750
Evan C. McKeown	1	2	Acquisition	30,468

Total				20,186,718

1.               Represents shares issued in connection with the merger of Applied Digital Solutions, Inc.’s Advanced Wireless Group in exchange for shares of Digital Angel Corporation, which was a subsidiary of Applied Digital Solutions, Inc.  No cash was involved in the transaction.

2.               Represents shares issued to minority shareholders of Applied Digital Solutions, Inc.’s Advanced Wireless Group to effect the merger transaction.  No cash was involved in the transaction.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

At a special meeting of the stockholders of MAS held on March 18, 2002, the following matters were submitted to the stockholders for a vote:

•                    The approval of an Agreement and Plan of Merger, dated as of November 1, 2002, pursuant to which Digital Angel Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of MAS, would merge with and into Digital Angel Corporation, a Delaware corporation and a wholly-owned subsidiary of Applied Digital Systems, Inc. (3,396,247 shares voted for, 33,935 shares voted against, 14,120 shares abstained from voting, and no broker non-votes);

•                    Amending MAS’s Certificate of Incorporation to change its name to “Digital Angel Corporation” and to authorize 85,000,000 additional shares of common stock, par value $0.005 per share (4,243,419 shares voted for, 40,514 shares voted against, 10,369 shares abstained from voting, and no broker non-votes); and

•                    To transact such other business as may properly come before the meeting or any adjournment or postponement of the special meeting (4,246,403 shares voted for, 6,635 shares voted against, 20,864 shares abstained from voting, and no broker non-votes).

        The meeting did not involve the election of directors.

Item 5.    Other Information.

None

Item 6.                    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are hereby incorporated into this Quarterly Report on Form 10-Q by reference to the reports and schedules identified below filed with the Securities and Exchange Commission (“Commission”):

2.1

Agreement and Plan of Merger by and between Applied Digital Solutions, Inc., Digital Angel Corporation, Medical Advisory Systems, Inc. and Acquisition Subsidiary, Inc. dated as of November 1, 2001 (incorporated herein by reference to Appendix A to final Proxy Statement filed by MAS with the Commission on February 14, 2002).

2.2

First Amendment to Agreement and Plan of Merger by and among Applied Digital Solutions, Inc., Digital Angel Corporation, Medical Advisory Systems, Inc. and Digital Angel Acquisition Co. dated as of March 26, 2002 (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed by MAS with the Commission on April 11, 2002).

3.1

Amended and Restated Certificate of Incorporation of MAS (incorporated herein by reference to MAS’s Registration Statement on Form S-18 (No. 2-98314) filed by MAS with the Commission on June 7, 1985 and MAS’s Annual Report on Form 10-KSB filed by MAS with the Commission on March 28, 1990).

3.2	Bylaws of MAS (incorporated herein by reference to MAS’s Registration Statement on Form S-18 (No. 2-98314) filed by MAS with the Commission on June 7, 1985).

The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.3	Amendment to Certificate of Incorporation of MAS filed with the Delaware Secretary of State on March 27, 2002.

3.4	Amendment to Certificate of Incorporation of Digital Angel Corporation filed with the Delaware Secretary of State on May 14, 2002.

3.5	Amendment to Bylaws of MAS dated March 27, 2002.

10.1	Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company.

10.2	Employment Agreement dated as of April 1, 2002 by and between James P. Santelli and the Company.

10.3	Amendment to Employment Agreement dated March 8, 2002 by and between Randolph K. Geissler and the Company.

(b)	Reports on Form 8-K

                The following are the Current Reports on Form 10-Q filed by MAS or the Company during the quarter ended March 31, 2002 or during the period from March 31, 2002 to the date of this Quarterly Report on Form 10-Q:

(i)	On April 11, 2002, we filed a Current Report on Form 8-K which disclosed a change in control, an acquisition of assets, information regarding a potential change in certifying accountants, and a change in fiscal year.

(ii)	On April 18, 2002, we filed a Current Report on Form 8-K which disclosed changes in our Board of Directors and Officers.

(iii)	On April 25, 2002, we filed a Current Report on Form 8-K which disclosed a change in certifying accountants.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital angel corporation (Registrant)

Dated: May 20, 2002	By:	/S/ JAMES P. SANTELLI
James P. Santelli Vice President — Finance, Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.3	Amendment to Certificate of Incorporation of MAS filed with the Delaware Secretary of State on March 27, 2002.

3.4	Amendment to Certificate of Incorporation of Digital Angel Corporation filed with the Delaware Secretary of State on May 14, 2002.

3.5	Amendment to Bylaws of MAS dated March 27, 2002.

10.1	Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company.

10.2	Employment Agreement dated as of April 1, 2002 by and between James P. Santelli and the Company.

10.3	Amendment to Employment Agreement dated March 8, 2002 by and between Randolph K. Geissler and the Company.