Form 10-Q/A
period 2002-03-31
DIGITAL ANGEL CORP
filed 2002-07-23
CIK 771252

As filed with the Securities and Exchange Commission on July 23 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10–Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Medical Advisory Systems, Inc., 8050 Southern Maryland Blvd., Owings, Maryland, 20736  October 31

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10Q/A amends and restates Part I, Items I and II of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, filed by the Registrant on May 20, 2002.  On May 15, 2002, the Registrant filed a Notification of Late Filing on Form 12b-25. On May 14, 2002, Grant Thornton LLP notified the Registrant that it was resigning as the Registrants certifying public accountant prior to completion of its review of the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. Grant Thornton informed the Registrant that it was resigning as a result of disagreement between Grant Thornton and Applied Digital Solutions, Inc. (ADS), the beneficial owner of approximately 77% of the Registrants issued and outstanding common stock, concerning ADSs financial statements for the quarter ended March 31, 2002.   Grant Thornton LLP advised the Company that it has not completed its review of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and should not be associated with that report in any way.  Due to the timing of the resignation, the Registrant had not engaged an outside auditing firm to replace Grant Thornton LLP.  As a result of the foregoing, the interim financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 20, 2002, had not been reviewed by an independent public accountant as required pursuant to Rule 10-01(d) of Regulation S-X (SAS 71 review).  Subsequently, the Registrant engaged Eisner LLP as its outside auditing firm.  Eisner LLP has performed and completed its SAS 71 review of the Registrant’s first quarter financial statements and, accordingly, the Registrant is filing this amended Form 10-Q/A to present the reviewed financial statements.

The Registrants first quarter results as reported on Form 10-Q/A for the fiscal quarter ended March 31, 2002, reflect certain significant changes from the original Quarterly report on Form 10-Q for the same period.  The impact of the changes is to increase net loss from the original amount of $21.8 million as previously reported to $22.5 million as reported on this amended Form 10-Q/A.  The following discloses the differences between the originally filed Form 10-Q for the quarter ended March 31, 2002 and the results reported on the amended Form 10-Q/A for the same period.

(In thousands)
Net loss as originally reported	$(21,824)
Equity in net loss of affiliate	(234)
Miscellaneous accruals and inventory adjustment	(299)
Option valuation	(172)
Amortization of intangible	(47)
Allocation of interest from Parent and minority interest	65
Net loss amended	$(22,511)

Loss per share, as reported	$(1.07)
Change	(.11)
Loss per share, amended	$(1.18)

The impact of the accounting changes and adjustments on the condensed consolidated balance sheets is to decrease total assets from $145.4 million to $131.3 million, decrease total liabilities from $12.9 million to $11.1million and to decrease stockholders’ equity from $132.1 million to $119.8 million

The $14.1 million decrease in assets includes the $12.7 million decrease in goodwill, $0.9 million decrease in accounts receivable, and a $0.7 million decrease in investments in affiliates. The $1.8 million decrease in liabilities includes a decrease in accounts payable and accrued expenses. The $12.3 million decrease in stockholders’ equity is caused by the items described above.

Net loss previously reported for the three months ended March 31, 2001 was restated from a net loss of $1,912 to a net loss of $2,011 to reflect a revision in expenses of a foreign subsidiary.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I — FINANCIAL INFORMATION

1.	Financial Statements
Independent Accountants Review Report
Condensed Balance Sheets as of March 31, 2002 (unaudited) (as restated) and December 31, 2001
Condensed Statements of Operations — for the three months ended March 31, 2002 (unaudited) (as restated) and 2001 (unaudited) (as restated)
Condensed Statement of Stockholders’ Equity — for the three months ended March 31, 2002 (unaudited) (as restated)
Condensed Statements of Cash Flows — for the three months ended March 31, 2002 (unaudited) (as restated) and 2001 (unaudited) (as restated)
Notes to Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk

PART II — OTHER INFORMATION

1.	Legal Proceedings
2.	Changes In Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits and Reports on Form 8-K

SIGNATURE
EXHIBITS

INDEPENDENT ACCOUNTANTS REVIEW REPORT

To the Board of Directors and Stockholders of Digital Angel Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Digital Angel Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three-month period then ended.  We have also reviewed the combined statements of operations and cash flows of the Advanced Wireless Group (predecessor of Digital Angel Corporation) for the three-month period ended March 31, 2001.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements as of and for the three-month period ended March 31, 2002 and 2001 for them to be in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the Company has restated its financial statements.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Eisner LLP

New York, New York

July 15, 2002

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS
(In thousands, except par value)

	Digital Angel
	Corporation and
	Subsidiaries	Advanced
	(Consolidated)	Wireless
	March 31,	Group
	2002	(Combined)
	(As Restated	December 31,
	See Note 1)	2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$882	$596
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $403 in 2002 and $296 in 2001)	4,590	5,402
Inventories	5,939	5,819
Due from Applied Digital Solutions, Inc.	108	-
Other current assets	1,328	733
Total Current Assets	12,847	12,550

Property And Equipment, net	15,333	14,476

Goodwill, net	102,262	72,876

Investment In Affiliates	256	6,779

Other Assets, net	596	698

	$131,294	$107,379

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$254	$82,643
Accounts payable	4,117	3,757
Accrued expenses	4,373	2,044
Total Current Liabilities	8,744	88,444

Long-Term Debt And Notes Payable	2,429	2,425

Total Liabilities	11,173	90,869

Commitments And Contingencies	-	-

Minority Interest	353	394

Stockholders’ Equity (See Note 1)
Preferred shares: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding	-	-
Common shares: Authorized 95,000 shares in 2002, of $.005 par value; 25,493 shares issued and 25,443 shares outstanding in 2002 and 18,750 shares issued and outstanding in 2001	127	94
Additional paid-in capital	162,770	37,929
Accumulated deficit	(44,211)	(21,700)
Common stock warrants	1,638	300
Treasury stock (carried at cost, 50 shares in 2002)	(43)	-
Accumulated other comprehensive loss	(513)	(507)
Total Stockholders’ Equity	119,768	16,116

	$131,294	$107,379

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Digital Angel	Advanced
	Corporation and	Wireless
	Subsidiaries	Group
	(Consolidated)	(Combined)
	(As Restated	(As Restated
	See Note 1)	See Note 1)
	For the Three Months
	Ended March 31,
	2002	2001

Product revenue	$7,451	$9,134
Service revenue	303	1,070
Total net revenue	7,754	10,204

Cost of products sold	4,300	5,361
Cost of services sold	251	549

Gross profit	3,203	4,294

Selling, general and administrative expenses	21,341	2,501
Management fees - Applied Digital Solutions, Inc.	193	193
Research and development expenses	1,331	1,084
Depreciation and amortization	735	2,359
Interest income	-	(3)
Interest expense - Applied Digital Solutions, Inc.	1,806	-
Interest expense - others	58	59

Loss before taxes, minority interest and equity in net loss of affiliate	(22,261)	(1,899)

Provision for income taxes	-	115

Loss before minority interest, and equity in net loss of affiliate	(22,261)	(2,014)

Minority interest	(41)	(21)

Equity in net loss of affiliate	291	18

Net loss	(22,511)	(2,011)

Net loss per common share - basic and diluted	$(1.18)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	19,063	18,750

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
As Restated See Note 1
For The Three Months Ended March 31, 2002
(In Thousands)
(Unaudited)

							Accumulated
			Additional		Common		Other	Total
	Common Stock		Paid-In	Accumulated	Stock	Treasury	Comprehensive	Stockholders'
	Number	Amount	Capital	Deficit	Warrants	Stock	Loss	Equity

Balance - December 31, 2001	18,750	$94	$37,929	$(21,700)	$300	$-	$(507)	$16,116
Net loss	-	-	-	(22,511)	-	-	-	(22,511)
Comprehensive loss - Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Total comprehensive loss	-	-	-	(22,511)	-	-	(6)	(22,517)
Transfer of MAS common shares to ADS	-	-	(6,488)	-	-	-	-	(6,488)
Contribution by ADS	-	-	2,789	-	-	-	-	2,789
Exercise of stock options	1,437	7	88	-	-	-	-	95
Shares to be issued in settlement of liability	38	-	225	-	-	-	-	225
Merger consideration - Medical Advisory Systems, Inc.	5,268	26	28,163	-	272	(43)	-	28,418
Assumption of debt by ADS	-	-	81,383	-	-	-	-	81,383
Stock options remeasured in connection with merger	-	-	18,681	-	-	-	-	18,681
Warrants remeasured in connection with merger	-	-	-	-	1,066	-	-	1,066

Balance - March 31, 2002	25,493	$127	$162,770	$(44,211)	$1,638	$(43)	$(513)	$119,768

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Digital Angel	Advanced
	Corporation and	Wireless
	Subsidiaries	Group
	(Consolidated)	(Combined)
	(As Restated	(As Restated
	See Note 1)	See Note 1)
	For the Three Months
	Ended March 31,
	2002	2001
Cash Flows From Operating Activities
Net loss	$(22,511)	$(2,011)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	18,681	-
Interest allocated by ADS and contributed to capital	1,806	-
Deferred income taxes	-	34
Depreciation and amortization	735	2,359
Minority interest	(41)	(21)
Equity in net loss of affiliate	291	18
Loss on sale of equipment	75	7
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,086	(485)
Increase in inventories	(53)	(418)
Increase in other current assets	716	(221)
Increase in due from ADS	(108)
(Decrease) increase in accounts payable and accrued expenses	(338)	768
Net Cash Used In Operating Activities	(180)	30

Cash Flows From Investing Activities
Decrease in other assets	52	143
Payments for property and equipment	(200)	(653)
Cash acquired through acquisition, net of acquisition costs	218	-
Net Cash Provided By (Used In) Investing Activities	70	(510)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	7	36
Payments on long-term debt	(17)	-
Other financing costs	-	(10)
Exercise of stock options	95
Net transactions with Applied Digital Solutions, Inc.	682	276
Net Cash Provided By Financing Activities	767	302

Net Increase (Decrease) In Cash And Cash Equivalents	286	(178)

Cash And Cash Equivalents - Beginning Of Period	596	206

Cash And Cash Equivalents - End Of Period	$882	$28

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.         Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation (“Digital Angel”), which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”).  In the merger, the corporate existence of Acquisition ceased, Digital Angel became a wholly-owned subsidiary of MAS, and MAS was renamed “Digital Angel Corporation”.  In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary.  These two subsidiaries along with Digital Angel comprised the Advanced Wireless Group (“AWG”).  As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary.  Prior to the merger with Digital Angel, ADS owned 850,000 shares of MAS stock representing approximately 16.6% of the outstanding stock of MAS.  (The terms “Company” and “Registrant” mean Digital Angel Corporation and its subsidiaries.)  In the merger, the shares of Digital Angel owned by ADS were converted into a total of 18,750,000 shares of MAS common stock.  As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock.  In connection with the merger, ADS transferred to Digital Angel Share Trust all shares of the MAS common stock owned by ADS. The trust is the owner of and, through its Advisory Board, votes all shares of MAS owned by ADS, including all shares of MAS issued to ADS in consideration of the MAS merger, and has the ability to elect the Board of Directors of the Company. The Trust arose as a condition of the merger. In connection with certain obligations of ADS the shares owned by the Trust may be sold or otherwise disposed of to satisfy such obligations.  Additionally, the Company has certain covenant obligations in connection with the ADS obligations (see Note 8).

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

On March 27, 2002, ADS amended and restated its debt agreement with IBM Credit Corporation, which, among other amendments, provided for a release of AWG from the responsibility to repay an existing obligation.  Accordingly, ADS assumed this obligation, which resulted in an increase to additional paid-in capital of $81.3 million net of deferred financing fees of approximately $1.1 million on March 27, 2002.

Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.

The accompanying unaudited consolidated financial statements of Digital Angel Corporation and subsidiaries as of and for the three months ended March 31, 2002 and the combined financial statements of AWG as of December 31, 2001 and for the three months ended March 31, 2001 (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the AWG’s combined financial statements and related notes thereto for the year ended December 31, 2001 included as an exhibit to our Form 8-K/A filed with the Securities and Exchange Commission on July 19, 2002.

Certain items in the combined financial statements for the 2001 period have been reclassified for comparative purposes.

Net loss previously reported for the three months ended March 31, 2001 was restated from a net loss of $1,912 to a net loss of $2,011 to reflect a revision in expenses of a foreign subsidiary.

The Company has made certain adjustments to the quarter ending March 31, 2002 results from those previously reported.

The following discloses the differences between the originally filed Form 10-Q for the quarter ended March 31, 2002 and the results reported on the amended Form 10-Q/A for the same period.

(In thousands)
Net loss as originally reported	$(21,824)
Equity in net loss of affiliate	(234)
Miscellaneous accruals and inventory adjustment	(299)
Option valuation	(172)
Amortization of intangible	(47)
Allocation of interest from Parent and minority interest	65
Net loss as amended	$(22,511)

Loss per share, as reported	$(1.07)
Change	(.11)
Loss per share, amended	$(1.18)

The impact of the accounting changes and adjustments on the condensed consolidated balance sheets is to decrease total assets from $145.4 million to $131.3 million, decrease total liabilities from $12.9 million to $11.1million and to decrease stockholders’ equity from $132.1 million to $119.8 million

The $14.1 million decrease in assets includes the $12.7 million decrease in goodwill, $0.9 million decrease in accounts receivable, and a $0.7 million decrease in investments in affiliates   The $1.8 million decrease in liabilities includes a decrease in accounts payable and accrued expenses.  The items described above cause the $12.3 million decrease in stockholders’ equity.

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered significant losses from operations and has not generated positive cash flows from operations.  Additionally, the Company does not have an available line of credit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company has conducted discussions with several banks regarding a credit facility.

Our capital requirements depend on a variety of factors, including, but not limited to, the rate of increase or decrease in its existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Providing we are successful in obtaining the credit facility and in raising additional equity capital, of which there can be no assurance, management believes that we will have the financial resources to meet its future business requirements for at least the next twelve months.

                The financial information in these financial statements includes an allocation of expenses incurred by ADS on behalf of the Company as discussed in Note 8.  However, these financial statements may not necessarily be indicative of the results that may have occurred had AWG been a separate, independent entity during the periods presented or of future results of the Company.

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

The following table presents the impact of FAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001:

Three
Months Ended
March 31, 2001
Net income (loss):
Net loss as restated	$(2,011)
Goodwill amortization	1,935
Equity method investment amortization	113
Adjusted net income	$37

Basis and diluted income (loss) per share:
Net loss per share, basis and diluted, as reported	$(0.11)
Goodwill amortization	0.10
Equity method investment amortization	0.00
Adjusted net income per share, basic and diluted	$0.01

Amortization expense of other intangible assets totaled $64 and $10 for the three months ended March 31, 2002 and 2001, respectively.

2.             Principles of Consolidation and Combination and Other Matters

The March 31, 2002 consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition.  The combined financial statements of December 31, 2001 and for the three months ended March 31, 2001 include the accounts of AWG entities under common control.  All significant intercompany accounts and transactions have been eliminated in consolidation and combination.  AWG used the equity method of accounting for its investments which are less than majority owned, but over which it had significant influence.

3.             Inventory

	March 31, 2002	December 31, 2001
Raw materials	$1,356	$1,474
Work in process	190	176
Finished goods	5,668	5,611
	7,214	7,261
Allowance for excess and obsolescence	(1,275)	(1,442)
Net inventory	$5,939	$5,819

4.             Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$(22,511)	$(2,011)

Denominator:
Denominator for basic loss per share —
Weighted-average shares	19,063	18,750
Denominator for diluted loss per share(1)	19,063	18,750
Basic and diluted loss per share:	$(1.18)	$(0.11)

(1) Potentially dilutive securities excluded from the computation of diluted loss per share because to do so would have been anti-dilutive are as follows.

Three Months Ended March 31,
2002
Employee stock options	4,923
Warrants	1,239
6,162

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

Following is the selected segment data as of and for the three months ended March 31, 2002:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Corporate / Unallocated		Consolidated
Net revenue from external customers:
Product	$4,815	$—	$2,636	$—	$—		$7,451
Service	—	303	—	—	—		303
Total revenue	$4,815	$303	$2,636	$—	$—		$7,754

Income (loss) from operations before provision for income taxes, minority interest and equity in net loss of affiliate	$288	$(1,791)	$(271)	$—	$(20,487	)(1)	$(22,261)

Total assets	$79,559	$14,448	$5,587	$31,700	$—		$131,294

Two customers accounted for approximately 13.4% and 12.5% of our Animal Applications revenue.  We buy most of our syringe injectible microchips that are used in our electronic identification products from one supplier.

(1)  Consists of $18,681 non-cash compensation expense associated with Digital Angel options converted into options to acquire MAS stock and $1,806 interest expense associated with ADS obligations to IBM Credit Corporation.

Following is the selected segment data as of and for the three months ended March 31, 2001:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Combined
Net revenue from external customers:
Product	$6,382	$—	$2,752	$—	$9,134
Service	—	1,070	—	—	1,070
Total revenue	$6,382	$1,070	$2,752	$——	$10,204

Income (loss) from operations before provision for income taxes, minority interest and equity in net loss of affiliate	$(1,040)	$(565)	$(294)	$—	$(1,800)

Total assets	$93,874	$11,441	$6,691	$—	$112,006

Three customers provided for approximately 17%, 14% and 13% of our Animal Applications revenue.

6.             Acquisitions

The following describes the acquisition by the Company during the quarter ended March 31, 2002:

Company Acquired	Date Acquired	Acquisition Price	Acquisition Costs	Value of Shares, Warrants & Options Issued or Issuable	Common/ Preferred Shares Issued	Goodwill Acquired	Business Description
2002 Acquisition:	03/27/02	$31,208	$2,790	$28,418	5,218	29,386	Provider of medical assistance and technical products and services
Medical Advisory Systems, Inc.

On February 27, 2001, ADS acquired approximately 16.6% of the capital stock of MAS (AMEX:DOC), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of ADS’s common stock.  ADS controlled two of the seven seats on the Company’s Board of Directors and became the largest single shareholder.  This investment was accounted for under the equity method from February 27, 2001 through March 27, 2002.  The excess of the purchase price over the estimated fair value of the shares acquired was approximately $6.8 million (goodwill) and was being amortized on a straight-line basis over five years, through December 31, 2001.

On March 27, 2002, Digital Angel Corporation merged with a wholly-owned subsidiary of MAS.  For accounting purposes, AWG is treated as the acquirer, and the assets and liabilities of MAS were recorded at fair value under the purchase method of accounting.  The consolidated financial statements reflect the results of operations of MAS from the date of acquisition.  The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal and accounting services that were direct costs of acquiring these assets.

The cost of the March 27, 2002 acquisition consisted of 5.218 million shares of common stock valued at $25.0 million, 1.2 million options and 75,000 warrants valued at $3.4 million, and acquisition costs of $2.8 million.  The valuation of the stock is based on the fair value of the shares of MAS held by stockholders other than Applied Digital Solutions prior to the acquisition.  Included in the acquisition costs are certain severance liabilities of $2.5 million, related to employment agreements of two officers of MAS.  The value of the options and warrants is based on the fair value of the options and warrants of MAS at the date of acquisition.  The fair value was determined using the Black-Scholes option pricing model.

In considering the benefits of a merger of AWG and MAS, the management of AWG recognized the strategic advantage of combining the advanced wireless technologies being developed by AWG with the physician staffed call center of related infrastructure of MAS.  One of the principal benefits of such a combination would be the ability of AWG to offer a complete “end-to-end solution” to the various vertical markets for Digital AngelTM products.

Unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively.

	Three Months Ended March 3l,	Three Months Ended March 3l,
	2002	2001
Net operating revenue	$8,639	$11,802
Net Loss	$(23,965)	$(2,346)
Net Loss per common share — basic and diluted	$(1.00)	$(0.10)

7.             Contingencies

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

The Company is party to various other legal proceedings.  In the opinion of management, these proceedings are not likely to have a material adverse effect on the financial position, cash flows or overall trends in results of the Company.  The estimate of potential impact on the Company’s financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

8.             Related Party Activity

                ADS provides certain general and administrative services to the Company including finance, legal, benefits and other miscellaneous items.  The cost of these services are included in the Company’s Statements of Operations based on utilization, which management believes to be reasonable.  Cost of these services were $0.2 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively.  ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution.  In addition, accrued expenses of $302,000 were relieved and contributed to capital by ADS.  Other transactions resulted in a due from ADS of $0.1 million at March 31, 2002.

In connection with certain obligations of ADS, the Company has the following convenants.  Minimum Cumulative EBITDA, as defined, in the credit agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuance of the Company's common stock.

COVENANT	COVENANTS REQUIREMENT

Current Assets to Current Liabilities	June 30, 2002	1.8:1
	September 30, 2002	1.8:1
	December 31, 2002	2.0:1

Minimum Cumulative Modified EBITDA	June 30, 2002	577,000
	September 30, 2002	1,547,000
	December 31, 2002	3,329,000

The Company believes that when the second quarter results are finalized, it may not be in compliance with certain of the covenants.  Although ADS will request a waiver from its lender, there can be no assurances that a waiver will be obtained.

9.             Investment in Affiliates

                The change in the Company's investment in affiliates is as follows:

Balance December 31, 2001	6,779

Equity in net loss of affiliate	(291)

MAS common shares transferred to ADS	(6,488)

MAS affiliates obtained through merger (at cost)	256

Balance March 31, 2002	256

10.          Subsequent Events

On June 27, 2002, the Company granted 3,910,000 options to employees and directors of the Company.  The options have an exercise price of $3.39, the fair value of the Company’s common stock on the date of grant, and expire in 10 years.  3,000,000 of the options vest one year from the date of grant and the remaining vest one-third annually beginning on the first anniversary of the grant date.

                The Company adopted the Digital Angel Corporation Transition Stock Option Plan, which as amended, provides for 11.2 million shares of common stock for which options and other grants may be granted.

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

	Three Months Ended March 31,
	2002	2001
	%	%
Product revenue	96.1	89.5
Service revenue	3.9	10.5
Total revenue	100.0	100.0
Cost of products sold	55.5	52.5
Cost of services sold	3.2	5.4
Total cost of products and services sold	58.7	57.9
Gross profit	41.3	42.1
Selling, general and administrative expenses	34.3	24.5
Management fees — Applied Digital Solutions, Inc.	2.5	1.9
Research and development expenses	17.2	10.6
Non-cash compensation expense	240.9	—
Depreciation and amortization	9.5	23.1
Interest income	(0.0)	(0.0)
Interest expense	24.0	0.6
Loss from operations before provision for income taxes, minority interest and equity in net loss of affiliate	(287.1)	(18.6)
Provision for income taxes	0.0	1.1
Loss from operations before minority interest and equity in net loss of affiliate	(287.1)	(19.7)
Minority interest	(0.6)	(0.2)
Equity in net loss of affiliate	3.8	0.2
Net loss	(290.3)	(19.7)

Revenue

Revenue from operations for the three months ended March 31, 2002 was $7.8 million, a decrease of $2.4 million, or 24%, from $10.2 million in the three months ended March 31, 2001.

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

The Digital Angel Systems segment’s revenue decreased $0.8 million, or 71.7%, in the first three months of 2002 from the first three months of 2001 due to completed client assignments that were not replaced.

The GPS and Radio Communications segment’s revenue decreased $0.1 million, or 4.2%, in the first three months of 2002 compared to the first three months of 2001 primarily as a result of seasonal order fluctuations.

Gross Profit and Gross Profit Margin

Gross profit for the three months ended March 31, 2002 was $3.2 million, a decrease of $1.1 million, or 25.4%, from $4.3 million in the three months ended March 31, 2001.  As a percentage of revenue, the gross profit margin was 41.3% and 42.1% for the three months ended March 31, 2002 and 2001, respectively.

Gross profit from operations for each operating segment was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications — Product	$1,879	$2,491
Digital Angel Systems — Service	52	522
GPS and Radio Communications — Product	1,272	1,281
Total	$3,203	$4,294

Gross profit margin from operations for each operating segment was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
	%	%
Animal Applications — Product	39.0	39.0
Digital Angel Systems — Service	17.2	48.8
GPS and Radio Communications — Product	48.3	46.5
Total	41.3	42.1

The Animal Applications segment’s gross profit decreased $0.6 million in the first three months of 2002 from the first three months of 2001 due to the previously mentioned sales decrease.  Margins remained constant at 39.0%.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses from operations increased $18.8 million, or 724.9% in the first three months of 2002 as compared to the first three months of 2001.  The increase was caused primarily by an $18.7 million charge arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.  As a percentage of revenue, selling, general and administrative expenses were 275.2% and 23.5% for the three months ended March 31, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments excluding the $18.7 million charge were:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$1,015	$874
Digital Angel Systems	228	214
GPS and Radio Communications	1,417	1,413
Total	$2,660	$2,501

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
	%	%
Animal Applications	21.1	13.7
Digital Angel Systems	75.2	20.0
GPS and Radio Communications	53.8	53.6
Total	34.3	24.5

The Animal Applications segment’s selling, general and administrative expenses increased $0.1 million in the first three months of 2002 compared to the first three months of 2001 and as a percentage of revenue increased to 21.1% from 13.7% in the same respective periods.  The increase in the dollars was due to significant increases in non-personnel expenses, partially offset by workforce cost reductions.

The Digital Angel Systems segment’s selling, general and administrative expenses remained constant at $0.2 million in the first three months of 2002 compared to the first three months of 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 75.2% in the first three months of 2002 compared to 20.0% in the first three months of 2001 as a result of lower revenues as previously discussed.

The GPS and Radio Communications segment’s selling, general and administrative expenses remained approximately the same in the first three months of 2002 compared to the first three months of 2001.    As a percentage of revenue, selling, general and administrative expenses increased to 53.8% in the first three months of 2002 from 53.6% in the first three months of 2001.

Management Fees — Applied Digital Solutions, Inc.

Management fees charged by Applied Digital Solutions, Inc. amounted to $0.2 million for the three months ended March 31, 2002 and 2001.  These fees were for general and administrative services performed for us.  After March 31, 2002, we will no longer pay a management fee to ADS.

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

Depreciation and Amortization

Depreciation and amortization expense from operations was $0.7 million in the three months ended March 31, 2002, a decrease of $1.7 million, or 70.8%, from $2.4 million in the three months ended March 31, 2001.  As a percentage of revenue, the depreciation and amortization expense was 9.5% and 23.1% for the three months ended March 31, 2002 and 2001, respectively.

The decrease was primarily due to the adoption of FAS 142, which took effect January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill.  Accordingly, goodwill amortization was not recorded during the first three months of 2002.

Depreciation and amortization expense for each of the operating segments was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$95	$2,110
Digital Angel Systems	527	93
GPS and Radio Communications	113	156
Total	$735	$2,359

The increase in the Digital Angel Systems segment’s depreciation and amortization during the first three months of 2002 compared to the first three months of 2001 is a result of increased amortization related to amortization on purchased software associated with the Digital Angel Delivery System that was placed in service in April 2001.

Interest Expense

Interest expense was $1.9 million and $59 thousand for the first three months of 2002 and 2001, respectively.  Interest expense in the first three months of 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit Corporation by Applied Digital Solutions, Inc.  As discussed in Note 1 to the financial statements, on March 27, 2002, ADS restructured its loan agreement with IBM Credit Corporation.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.  Accordingly, ADS assumed this liability on March 27, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES FROM OPERATIONS

As of March 31, 2002, cash and cash equivalents totaled $0.9 million, an increase of $0.3 million, or 50.0%, from $0.6 million at December 31, 2001.  Through March 27, 2002, AWG used a cash management system to apply excess cash on hand against advances due to ADS.  Cash used in operating activities totaled $0.2 million and $0.4 million in the first three months of 2002 and 2001, respectively.  In the first three months of 2002, the use of cash was due to the net loss, after adjusting for non-cash charges, increases in other current assets, and decreases in accounts payable and accrued expenses.  Partially offsetting these uses of cash were increases in cash from decreases in accounts receivable.

Accounts receivable, net of allowance for doubtful accounts, decreased by $0.8 million, or 14.8%, to $4.6 million at March 31, 2002 from $5.4 million at December 31, 2001.  This decrease was due to a seasonal reduction in sales from the three months ended December 31, 2001 to the three months ended March 31, 2002, partially offset by an increase as a result of our acquisition of MAS.

Inventory levels increased by $0.1 million to $5.9 million at March 31, 2002 from  $5.8 million at December 31, 2001.  Inventory acquired from our acquisition of MAS amounted to $0.1 million.

Investment in affiliates decreased by $6.5 million, or 95.6%, to $0.3 million at March 31, 2002 compared to $6.8 million at December 31, 2001.  This decrease was due to our transferring the shares representing our 16.5% ownership in MAS to ADS.  This decrease was partially offset by equity method investments held by MAS that were acquired as part of the acquisition of MAS.

Accounts payable increased by $0.3 million to $4.1 million at March 31, 2002 from $3.8 million at December 31, 2001.   This was due to payables acquired from the acquisition of MAS.

Accrued expenses increased by $2.4 million, or 120.0%, to $4.4 million at March 31, 2002 from $2.0 million at December 31, 2001.  The increase was due to accrued acquisition costs, and accrued expenses acquired from the acquisition of MAS.

Investing activities provided cash of $0.1 million in the first three months of 2002, and used cash of  $0.5 million in the first three months of 2001.  During the first three months of 2002 and 2001, $0.2 million and $0.7 million, respectively, were spent to acquire property and equipment. This was offset in the first three months of 2002 by cash acquired, net of acquisition costs, from the acquisition of MAS.

Financing activities provided cash of $0.4 million and $0.7 million in the first three months of 2002 and 2001, respectively. During the first three months of 2002 and 2001, cash was provided primarily by additional investments from ADS.

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

The IBM credit agreement contains certain quarterly financial covenants, which became more restrictive during 2001. ADS anticipated that it would continue to comply in 2001 with the quarterly financial covenants in the IBM credit agreement. However, ADS was not in compliance with its minimum EBITDA (as defined in the IBM credit agreement) or collateral shortfall covenants at June 30,

2001. ADS was also not in compliance with the minimum EBITDA, Tangible Net Worth and Current Assets to Current Liabilities covenant requirements at September 30, 2001 and it again had a collateral shortfall.  As of December 31, 2001, ADS was not in compliance with various financial covenants, including minimum Tangible Net Worth, EBITDA, the ratio of Current Assets to Current Liabilities, and collateral. The IBM credit agreement was amended and restated on July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002.  These amendments extended the due dates of principal and interest payments under the credit agreement until April 2, 2002.

At December 31, 2001, ADS’s outstanding borrowings under the IBM credit agreement totaled $82.6 million. At that time, ADS did not have the funds to repay the borrowings under the IBM credit agreement. Accordingly, the $82.6 million of outstanding borrowings was allocated to AWG effective as of September 30, 2001 and was reflected as a current obligation in the December 31, 2001 combined balance sheet. Interest associated with the borrowings was allocated to AWG for the period from September 30, 2001 to March 27, 2002.  Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM credit agreement, and the shares of the Company's common stock beneficially owned by ADS upon completion of the merger were transferred to the Digital Angel Share Trust as collateral for the debt.  ADS assumed the debt which was treated as a capital contribution resulting in an increase in additional paid-in capital of approximately $81.4 million.

On March 1, 2002, ADS and Digital Angel Share Trust, a newly created Delaware business trust, and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new credit agreement became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement bear interest at an annual rate of 17% and mature on February 28, 2003.  No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if ADS repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004.  In any event, all amounts outstanding will be required to be repaid by August 15, 2005.  If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%, and if they are not repaid by February 28, 2004, the interest rate increases to 35%.

ADS’s new credit agreement contains debt covenants made by ADS relating to its financial position and performance, as well as the Company’s financial position and performance.  The Company's ability to meet its financial performance requirements and be in compliance throughout 2002 with covenants in the new credit agreement that apply to the Company cannot be assured.  If business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the ability of ADS and the Company to maintain compliance with the covenants.  In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it.  If such noncompliance appears likely, or occurs, ADS may seek to renegotiate the covenants and/or obtain waivers, as required.  There can be no assurance, however, that ADS would be successful in negotiating such amendments or obtaining such waivers.

On March 27, 2002, upon completion of the merger between Digital Angel and MAS, in satisfaction of a condition to the consent to the merger by IBM Credit, ADS transferred to a Delaware business trust controlled by an advisory board all of the shares of our common stock owned by it and, as a result, the trust has legal title to approximately 77.15% of our common stock.  The trust has voting rights with respect to our common stock until ADS’s obligations to IBM Credit are repaid in full.  The trust may be obligated to liquidate the shares of our common stock owned by it for the benefit of IBM Credit if ADS fails to make payments, or otherwise defaults, under its new credit agreement with IBM Credit.

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

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Forward —Looking Statements and Associated Risk.

This Form 10-Q/A contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

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

Sales of Our Common Stock by the Trust May Cause a Reduction in the Market Value of Our Common Stock.

If amounts due to IBM Credit Corporation by ADS are not paid when due, including at least $33 million on February 28, 2003, plus accrued interest and expenses, or if ADS or the Company is otherwise in default under its credit agreement and its obligations are accelerated, IBM Credit Corporation will have the right to require shares of our common stock held in the Trust to be sold to provide funds to satisfy the obligations of ADS. It is unlikely that ADS will have the funds required for payment of such obligations. The sale of a significant amount of shares of our common stock owned by the Trust in a single transaction or in a series of transactions over a short period of time could result in a significant decline in the market value of our common stock.

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

We May Continue to Incur Losses.

We incurred a net loss of $22.5 million for the three-month period ended March 31, 2002. We also recorded a net loss of $17.4 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively. No assurance can be given as to whether or when we will be profitable. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses and the ability to coordinate successfully the operations of business units. If we become profitable, of which there is no assurance, we may not be able to sustain or increase profitability. If we fail to achieve and maintain profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

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

We Depend on a Small Team of Senior Management and We May Have Difficulty Attracting and Retaining Additional Personnel.

Our future success is highly dependent upon the continued services and performance of senior management and other key personnel.  If we lose the services of any member of our senior management team, our overall operations could be adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. We cannot ensure that we will be able successfully to attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.

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

We and our subsidiaries are party to various other legal actions as either a plaintiff or a defendant.  In our opinion, as of the date of this Form 10-Q/A, these proceedings will not have a material adverse effect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

At a special meeting of the stockholders of MAS held on March 18, 2002, the following matters were submitted to the stockholders for a vote:

•      The approval of an Agreement and Plan of Merger, dated as of November 1, 2001, pursuant to which Digital Angel Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of MAS, would merge with and into Digital Angel Corporation, a Delaware corporation and a wholly-owned subsidiary of Applied Digital Systems, Inc. (3,396,247 shares voted for, 33,935 shares voted against, 14,120 shares abstained from voting, and no broker non-votes);

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

3.2	Bylaws of MAS (incorporated herein by reference to MAS’s Registration Statement on Form S-18 (No. 2-98314) filed by MAS with the Commission on June 7, 1985).

The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.3	Amendment to Certificate of Incorporation of MAS filed with the Delaware Secretary of State on March 27, 2002.

3.4	Amendment to Certificate of Incorporation of Digital Angel Corporation filed with the Delaware Secretary of State on May 14, 2002.

3.5	Amendment to Bylaws of MAS dated March 27, 2002.

10.1	Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company

10.2	Employment Agreement dated as of April 1, 2002 by and between James P. Santelli and the Company

10.3	Amendment to Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company

(b)	Reports on Form 8-K

                The following are the Current Reports on Form 8-K filed by MAS or the Company during the quarter ended March 31, 2002 or during the period from March 31, 2002 to the date of this Quarterly Report on Form 10-Q/A:

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

(iv)                              On May 1, 2002, we filed a Current Report on Form 8-K/A which disclosed a change in certifying accountants, and a change in fiscal year.

(v)                                 On May 20, 2002, we filed a Current Report on Form 8-K which disclosed a change in certifying accountants.

(vi)                              On May 20, 2002, we filed a Current Report on Form 8-K/A which disclosed required financial statements and pro forma financial information.

(vii)                           On May 28, 2002, we filed a Current Report on Form 8-K which disclosed a change in certifying accountants.

(viii)                        On June 6, 2002, we filed a Current Report on Form 8-K/A which disclosed a change in certifying accountants.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital angel corporation (Registrant)

Dated: July 23, 2002	By:	/S/ JAMES P. SANTELLI
James P. Santelli Vice President — Finance, Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

3.3           Amendment to Certificate of Incorporation of MAS filed with the Delaware Secretary of State on March 27, 2002.*

3.4           Amendment to Certificate of Incorporation of Digital Angel Corporation filed with the Delaware Secretary of State on May 14, 2002.*

3.5           Amendment to Bylaws of MAS dated March 27, 2002.*

10.1         Employment Agreement dated as of April 1, 2002 by and between Randolph K. Geissler and the Company*

10.2         Employment Agreement dated as of April 1, 2002 by and between James P. Santelli and the Company*

10.3         Amendment to Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company*

* Filed previously.