Form 10-Q/A
period 2002-03-31
DIGITAL ANGEL CORP
filed 2002-08-08
CIK 771252

As filed with the Securities and Exchange Commission on August 8, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10–Q/A-2

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Explanatory Note

This Amendment No. 2 to Quarterly Report on Form 10-Q amends and restates Part I, Item 1 and 2 of Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2002, filed by the Registrant on July 23, 2002.  In particular, this Amendment amends and restates pages 5, 8, 11, 12, 15, 16, 17 and 24 of Amendment No. 1 to correct certain errors that are not material.  All other information and financial statements contained within Amendment No. 1 to the Registrant's Form 10-Q/A remain unchanged.

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
Condensed Statements of Cash Flows — for the three months ended March 31, 2002 (unaudited) (as restated) and 2001 (unaudited) (as restated)
Notes to Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk*

PART II — OTHER INFORMATION

1.	Legal Proceedings*
2.	Changes In Securities and Use of Proceeds*
3.	Defaults Upon Senior Securities*
4.	Submission of Matters to a Vote of Security Holders*
5.	Other Information*
6.	Exhibits and Reports on Form 8-K*

SIGNATURE
EXHIBITS

* Filed with Amendment No. 1 to Form 10–Q/A

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

July 15, 2002

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS
(In thousands, except par value)

	Digital Angel
	Corporation and
	Subsidiaries	Advanced
	(Consolidated)	Wireless
	March 31,	Group
	2002	(Combined)
	(As Restated	December 31,
	See Note 1)	2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$882	$596
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $403 in 2002 and $296 in 2001)	4,590	5,402
Inventories	5,939	5,819
Due from Applied Digital Solutions, Inc.	108	-
Other current assets	1,328	733
Total Current Assets	12,847	12,550

Property And Equipment, net	15,333	14,476

Goodwill and Other Intangibles, net	102,262	72,876

Investment In Affiliates	256	6,779

Other Assets, net	596	698

	$131,294	$107,379

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$254	$82,643
Accounts payable	4,117	3,757
Accrued expenses	4,373	2,044
Total Current Liabilities	8,744	88,444

Long-Term Debt And Notes Payable	2,429	2,425

Total Liabilities	11,173	90,869

Commitments And Contingencies	-	-

Minority Interest	353	394

Stockholders’ Equity (See Note 1)
Preferred shares: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding	-	-
Common shares: Authorized 95,000 shares in 2002, of $.005 par value; 25,493 shares issued and 25,443 shares outstanding in 2002 and 18,750 shares issued and outstanding in 2001	127	94
Additional paid-in capital	162,770	37,929
Accumulated deficit	(44,211)	(21,700)
Common stock warrants	1,638	300
Treasury stock (carried at cost, 50 shares in 2002)	(43)	-
Accumulated other comprehensive loss	(513)	(507)
Total Stockholders’ Equity	119,768	16,116

	$131,294	$107,379

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

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Digital Angel	Advanced
	Corporation and	Wireless
	Subsidiaries	Group
	(Consolidated)	(Combined)
	(As Restated	(As Restated
	See Note 1)	See Note 1)
	For the Three Months
	Ended March 31,
	2002	2001
Cash Flows From Operating Activities
Net loss	$(22,511)	$(2,011)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	18,681	-
Interest allocated by ADS and contributed to capital	1,806	-
Deferred income taxes	-	34
Depreciation and amortization	735	2,359
Minority interest	(41)	(21)
Equity in net loss of affiliate	291	18
Loss on sale of equipment	75	7
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,086	(485)
Increase in inventories	(53)	(418)
Increase in other current assets	(716)	(221)
Increase in due from ADS	(108)
Increase in accounts payable and accrued expenses	204	768
Net Cash (Used In) Provided By Operating Activities	(551)	30

Cash Flows From Investing Activities
Decrease in other assets	52	143
Payments for property and equipment	(200)	(653)
Cash acquired through acquisition, net of acquisition costs	218	-
Net Cash Provided By (Used In) Investing Activities	70	(510)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	7	36
Payments on long-term debt	(17)	-
Other financing costs	-	(10)
Exercise of stock options	95
Net transactions with Applied Digital Solutions, Inc.	682	276
Net Cash Provided By Financing Activities	767	302

Net Increase (Decrease) In Cash And Cash Equivalents	286	(178)

Cash And Cash Equivalents - Beginning Of Period	596	206

Cash And Cash Equivalents - End Of Period	$882	$28

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

The following table presents the impact of FAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001:

Three
Months Ended
March 31, 2001
Net income (loss):
Net loss as restated	$(2,011)
Goodwill amortization	1,935
Equity method investment amortization	113
Adjusted net income	$37

Basis and diluted income (loss) per share:
Net loss per share, basis and diluted, as reported	$(0.11)
Goodwill amortization	0.10
Equity method investment amortization	0.01
Adjusted net income per share, basic and diluted	$0.00

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

3.             Revenue Recognition

For software consulting and development services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders.  It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable.  For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary.  For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved.  There are no significant post-contract support obligations at the time of revenue recognition.  The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support.  Costs of goods sold are recorded as the related revenue is recognized.  The Company provides warranties on certain of its products.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor cost and utilizing historical experience.  The Company does not offer a warranty policy for services to customers.  Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract.  Fixed fee revenues from contracts for services are recorded when earned and excludes reimbursable costs.  Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs.  Other revenues are recognized at the time services or goods are provided.

4.             Inventory

	March 31, 2002	December 31, 2001
Raw materials	$1,356	$1,474
Work in process	190	176
Finished goods	5,668	5,611
	7,214	7,261
Allowance for excess and obsolescence	(1,275)	(1,442)
Net inventory	$5,939	$5,819

5.             Loss Per Share

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

6.                                      Segment Information

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

Following is the selected segment data as of and for the three months ended March 31, 2001:

				Physician Call
	Animal	Digital Angel	GPS and Radio	Center and
	Applications	Systems	Communications	Other	Combined
Net revenue from external customers:
Product	$6,382	$-	$2,752	$-	$9,134
Service	-	1,070	-	-	$1,070
Total revenue	$6,382	$1,070	$2,752	$-	$10,204
Income (loss) from operations before provision for income taxes, minority interest and equity in net loss of affiliate	$(1,040)	$(565)	$(294)	$-	$(1,899)
Total assets	$93,874	$11,441	$6,691	$-	$112,006

Three customers provided for approximately 17%, 14% and 13% of our Animal Applications revenue.

7.             Acquisitions

The following describes the acquisition by the Company during the quarter ended March 31, 2002:

Company Acquired	Date Acquired	Acquisition Price	Acquisition Costs	Value of Shares, Warrants & Options Issued or Issuable	Common/ Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Business Description
2002 Acquisition:	03/27/02	$31,208	$2,790	$28,418	5,218	$29,386	Provider of medical assistance and technical products and services
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

Unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively, and revenue is presented in accordance with the Company's accounting policies.

	Three Months Ended March 3l,	Three Months Ended March 3l,
	2002	2001
Net operating revenue	$8,304	$11,278
Net Loss	$(23,965)	$(2,346)
Net Loss per common share — basic and diluted	$(1.00)	$(0.10)

8.             Contingencies

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

9.             Related Party Activity

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

10.          Investment in Affiliates

                The change in the Company's investment in affiliates is as follows:

Balance December 31, 2001	6,779

Equity in net loss of affiliate	(291)

MAS common shares transferred to ADS	(6,488)

MAS affiliates obtained through merger (at cost)	256

Balance March 31, 2002	256

11.          Subsequent Events

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

LIQUIDITY AND CAPITAL RESOURCES FROM OPERATIONS

As of March 31, 2002, cash and cash equivalents totaled $0.9 million, an increase of $0.3 million, or 50.0%, from $0.6 million at December 31, 2001.  Through March 27, 2002, AWG used a cash management system to apply excess cash on hand against advances due to ADS.  Cash (used in) and provided by operating activities totaled ($0.6) million and $30 thousand in the first three months of 2002 and 2001, respectively.  In the first three months of 2002, the use of cash was due to the net loss, after adjusting for non-cash charges and increases in other current assets.  Partially offsetting these uses of cash were increases in cash from decreases in accounts receivable and increases in accounts payable and accrued expenses.

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

Item 6.	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350 of James P. Santelli
99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Randolph K. Geissler

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital angel corporation (Registrant)

Dated: August 8, 2002	By:	/S/ JAMES P. SANTELLI
James P. Santelli Vice President - Finance, Chief Financial Officer