Form 10-Q/A
period 2002-03-31
DIGITAL ANGEL CORP
filed 2002-08-14
CIK 771252

As filed with the Securities and Exchange Commission on August 14, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10–Q/A-3

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Explanatory Note

This Amendment No. 3 to Quarterly Report on Form 10-Q amends and restates Part I, Item 1 and 2 of Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2002, filed by the Registrant on August 8, 2002.  In particular, this Amendment amends and restates pages 6, 20, 22, 23 and 32 of Amendment No. 2 to properly classify certain expenses recorded as Research and Development into Selling, General and Administrative expenses for the three months ended March 31, 2002.  All other information and financial statements contained within Amendment No. 2 to the Registrant's Form 10-Q/A remain unchanged.

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

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Digital Angel	Advanced
	Corporation and	Wireless
	Subsidiaries	Group
	(Consolidated)	(Combined)
	(As Restated	(As Restated
	See Note 1)	See Note 1)
	For the Three Months
	Ended March 31,
	2002	2001

Product revenue	$7,451	$9,134
Service revenue	303	1,070
Total net revenue	7,754	10,204

Cost of products sold	4,300	5,361
Cost of services sold	251	549

Gross profit	3,203	4,294

Selling, general and administrative expenses	21,909	2,501
Management fees - Applied Digital Solutions, Inc.	193	193
Research and development expenses	763	1,084
Depreciation and amortization	735	2,359
Interest income	-	(3)
Interest expense - Applied Digital Solutions, Inc.	1,806	-
Interest expense - others	58	59

Loss before taxes, minority interest and equity in net loss of affiliate	(22,261)	(1,899)

Provision for income taxes	-	115

Loss before minority interest, and equity in net loss of affiliate	(22,261)	(2,014)

Minority interest	(41)	(21)

Equity in net loss of affiliate	291	18

Net loss	(22,511)	(2,011)

Net loss per common share - basic and diluted	$(1.18)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	19,063	18,750

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

	Three Months Ended March 31,
	2002	2001
	%	%
Product revenue	96.1	89.5
Service revenue	3.9	10.5
Total revenue	100.0	100.0
Cost of products sold	55.5	52.5
Cost of services sold	3.2	5.4
Total cost of products and services sold	58.7	57.9
Gross profit	41.3	42.1
Selling, general and administrative expenses	41.7	24.5
Management fees — Applied Digital Solutions, Inc.	2.5	1.9
Research and development expenses	9.8	10.6
Non-cash compensation expense	240.9	—
Depreciation and amortization	9.5	23.1
Interest income	(0.0)	(0.0)
Interest expense	24.0	0.6
Loss from operations before provision for income taxes, minority interest and equity in net loss of affiliate	(287.1)	(18.6)
Provision for income taxes	0.0	1.1
Loss from operations before minority interest and equity in net loss of affiliate	(287.1)	(19.7)
Minority interest	(0.6)	(0.2)
Equity in net loss of affiliate	3.8	0.2
Net loss	(290.3)	(19.7)

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

Selling, General and Administrative Expenses

Selling general and administrative expenses from operations increased $19.4 million, or 776.0% in the first three months of 2002 as compared to the first three months of 2001.  The increase was caused primarily by an $18.7 million charge arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.  As a percentage of revenue, selling, general and administrative expenses were 282.6% and 24.5% for the three months ended March 31, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments excluding the $18.7 million charge were:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$1,015	$874
Digital Angel Systems	910	214
GPS and Radio Communications	1,303	1,413
Total	$3,228	$2,501

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
	%	%
Animal Applications	21.1	13.7
Digital Angel Systems	300.3	20.0
GPS and Radio Communications	49.4	51.3
Total	41.7	24.5

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

The Digital Angel Systems segment’s selling, general and administrative expenses increased $0.7 million in the first three months of 2002 to $0.9 million as compared to $0.2 million for the first three months of 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 300.3% in the first three months of 2002 compared to 20.0% in the first three months of 2001 primarily due to the increased costs incurred to begin commercializing Digital Angel™ products.

The GPS and Radio Communications segment’s selling, general and administrative expenses was $1.3 million in the three months ended March 31, 2002, a decrease of $0.1 million, from $1.4 million for the three months ended March 31, 2001.  As a percentage of revenue, selling, general and administrative expenses increased to 49.4% in the first three months of 2002 from 51.3% in the first three months of 2001.

Management Fees — Applied Digital Solutions, Inc.

Management fees charged by Applied Digital Solutions, Inc. amounted to $0.2 million for the three months ended March 31, 2002 and 2001.  These fees were for general and administrative services performed for us.  After March 31, 2002, we will no longer pay a management fee to ADS.

Research and Development Expense

Research and development expense from operations was $0.8 million in the three months ended March 31, 2002, a decrease of $0.3 million, or 29.6%, from $1.1 million for the three months ended March 31, 2001.  As a percentage of revenue, research and development expense was 9.8% and 10.6% for the three months ended March 31, 2002 and 2001, respectively.

Research and development expense for each of the operating segments was:

	Three Months Ended March 31,	Three Months Ended March 31,
	2002	2001
Animal Applications	$244	$302
Digital Angel Systems	405	782
GPS and Radio Communications	114	—
Total	$763	$1,084

The decrease is due primarily to a reduction in basic research and development expenses associated with the Digital Angel™ products.  Since fundamental technology has now been developed, research expenses have declined and expenses are now focused on development for specific vertical markets.

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

The Digital Angel Systems Segment Expects to Incur Future Losses and May Not Achieve Profitability.

From the period from January 2000 until March 31, 2002, approximately $7.0 million has been invested in research and development relating to the Digital AngelTM technology. Our management expects the Digital Angel Systems segment to incur additional development, sales and marketing, and other general expenses. As a result, the Digital Angel Systems segment may incur losses for the foreseeable future and will need to generate revenues to achieve profitability. Even if the segment achieves profitability, it may not be able to sustain it.

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