Form 10-Q
period 2002-06-30
DIGITAL ANGEL CORP
filed 2002-08-14
CIK 771252

As filed with the Securities and Exchange Commission on August 14, 2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

or

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

Yes    ☒    No    ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 29, 2002:

Class	Number of Shares
Common Stock; $.005 Par Value	26,426,076

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
Condensed Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001
Condensed Statements of Operations (unaudited) - for the three and six months ended June 30, 2002 and 2001
Condensed Statement of Stockholders’ Equity (unaudited) - for the six months ended June 30, 2002
Condensed Statements of Cash Flows (unaudited) - for the six months ended June 30, 2002 and 2001
Notes to Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk

PART II – OTHER INFORMATION

1.	Legal Proceedings
2.	Changes In Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits and Reports on Form 8-K

SIGNATURE
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	Digital Angel Corporation and Subsidiaries (Consolidated) June 30, 2002	Advanced Wireless Group (Combined) December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$584	$596
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $318 in 2002 and $296 in 2001)	4,494	5,402
Inventories	5,574	5,819
Other current assets	1,157	733
Total Current Assets	11,809	12,550

Property And Equipment, net	14,951	14,476

Goodwill and Other Intangible Assets, net	106,258	72,876

Investment In Affiliates	256	6,779

Other Assets, net	547	698

	$133,821	$107,379

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$387	$82,643
Accounts payable	3,416	3,757
Accrued expenses and other current liabilities	4,341	2,044
Due to Applied Digital Solutions, Inc.	153	—
Total Current Liabilities	8,297	88,444

Long-Term Debt And Notes Payable	2,410	2,425

Total Liabilities	10,707	90,869

Commitments And Contingencies

Minority Interest	351	394

Stockholders’ Equity (See Note 1)
Preferred shares: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding
Common shares: Authorized 95,000 shares in 2002, of $.005 par value; 26,448 shares issued and 26,398 shares outstanding in 2002 and 18,750 shares issued and outstanding in 2001	132	94
Additional paid-in capital	167,075	37,929
Accumulated deficit	(45,709)	(21,700)
Common stock warrants	1,638	300
Treasury stock (carried at cost, 50 shares in 2002)	(43)	—
Accumulated other comprehensive loss	(330)	(507)
Total Stockholders’ Equity	122,763	16,116

	$133,821	$107,379

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Product revenue	$8,662	$7,618	$16,113	$16,752
Service revenue	577	852	880	1,922
Total net revenue	9,239	8,470	16,993	18,674

Cost of products sold	4,835	4,600	9,135	9,961
Cost of services sold	247	479	498	1,028

Gross profit	4,157	3,391	7,360	7,685

Selling, general and administrative expenses	3,713	2,267	25,622	4,768
Management fees - Applied Digital Solutions, Inc.	—	178	193	371
Research and development expenses	782	1,326	1,545	2,410
Depreciation and amortization	1,095	3,024	1,830	5,383
Interest income	—	(8)	—	(11)
Interest expense - Applied Digital Solutions, Inc.	—	—	1,806	—
Interest expense - others	67	92	125	151

Loss before taxes, minority interest and equity in net loss of affiliate	(1,500)	(3,488)	(23,761)	(5,387)

Provision (benefit) for income taxes	—	(8)	—	107

Loss before minority interest, and equity in net loss of affiliate	(1,500)	(3,480)	(23,761)	(5,494)

Minority interest	(2)	(5)	(43)	(27)

Equity in net loss of affiliate	—	49	291	67

Net loss	$(1,498)	$(3,524)	$(24,009)	$(5,534)

Net loss per common share - basic and diluted	$(0.06)	$(0.19)	$(1.06)	$(0.30)

Weighted average number of common shares outstanding - basic and diluted	26,169	18,750	22,616	18,750

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

For The Six Months Ended June 30, 2002

(In Thousands)

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Number	Amount

Balance - December 31, 2001	18,750	$94	$37,929	$(21,700)	$300	$—	$(507)	$16,116
Net loss	—	—	—	(24,009)	—	—	—	(24,009)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	177	177
Total comprehensive loss	—	—	—	(24,009)	—	—	177	(23,832)
Transfer of MAS common shares to ADS	—	—	(6,488)	—	—	—	—	(6,488)
Contribution by ADS	—	—	6,593	—	—	—	—	6,593
Exercise of stock options	2,392	12	589	—	—	—	—	601
Shares to be issued in settlement of liability	38	—	225	—	—	—	—	225
Merger consideration - Medical Advisory Systems, Inc.	5,268	26	28,163	—	272	(43)	—	28,418
Assumption of debt by ADS	—	—	81,383	—	—	—	—	81,383
Stock options remeasured in connection with merger	—	—	18,681	—	—	—	—	18,681
Warrants remeasured in connection with merger	—	—	—	—	1,066	—	—	1,066

Balance - June 30, 2002	26,448	$132	$167,075	$(45,709)	$1,638	$(43)	$(330)	$122,763

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)
	For the Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities
Net loss	$(24,009)	$(5,534)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	18,877	—
Interest allocated by ADS and contributed to capital	1,806	—
Deferred income taxes	—	34
Depreciation and amortization	1,830	5,383
Minority interest	(43)	(27)
Equity in net loss of affiliate	291	67
Loss on sale of equipment	7	7
Change in assets and liabilities:
Decrease in accounts receivable	1,181	228
Decrease (increase) in inventories	312	(930)
Increase in other current assets	(545)	(514)
Increase in due to ADS	153	—
(Decrease) increase in accounts payable and accrued expenses	(714)	530
Net Cash Used In Operating Activities	(854)	(756)

Cash Flows From Investing Activities
Decrease in other assets	63	262
Payments for property and equipment	(673)	(1,091)
Proceeds from sale of property and equipment	23	—
Cash acquired through acquisition, net of acquisition costs	40	—
Net Cash Used In Investing Activities	(547)	(829)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	136	(2)
Payments on long-term debt	(32)	(35)
Exercise of stock options	601	—
Net transactions with Applied Digital Solutions, Inc.	684	1,416
Net Cash Provided By Financing Activities	1,389	1,379

Net Decrease In Cash And Cash Equivalents	(12)	(206)

Cash And Cash Equivalents - Beginning Of Period	596	206

Cash And Cash Equivalents - End Of Period	$584	$—

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.             Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation (“Digital Angel”), which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”).  In the merger, the corporate existence of Acquisition ceased, Digital Angel became a wholly-owned subsidiary of MAS, and MAS was renamed “Digital Angel Corporation”.  In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary.  These two subsidiaries along with Digital Angel comprised the Advanced Wireless Group (“AWG”).   As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary.  Prior to the merger with Digital Angel, ADS owned 850,000 shares of MAS stock representing approximately 16.6% of the outstanding stock of MAS.  (The term “Company” means Digital Angel Corporation and its subsidiaries.)  In the merger, the shares of Digital Angel owned by ADS were converted into a total of 18,750,000 shares of MAS common stock.  As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock.  In connection with the merger, ADS transferred to Digital Angel Share Trust all shares of the Digital Angel Corporation common stock owned by ADS.  The trust is the owner of and, through its Advisory Board, votes all shares of Digital Angel Corporation owned by ADS, including all shares issued to ADS in consideration of the Digital Angel Corporation merger, and has the ability to elect the Board of Directors of the Company.  The Trust arose as a condition of the merger.  In connection with certain obligations of ADS the shares owned by the Trust may be sold or otherwise disposed of to satisfy such obligations.  Additionally, the Company has certain covenant obligations in connection with the ADS obligations (see Note 9).

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

On March 27, 2002, ADS amended and restated its debt agreement with IBM Credit Corporation, which, among other amendments, provided for a release of AWG from the responsibility to repay an existing obligation. Accordingly, ADS assumed this obligation, which resulted in an increase to additional paid-in capital of $81.4 million net of deferred financing fees of approximately $1.1 million on March 27, 2002.

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

The accompanying unaudited condensed consolidated financial statements of Digital Angel

Corporation and subsidiaries as of and for three and six month periods ended June 30, 2002 and the combined financial statements of AWG as of December 31, 2001 and for the three and six month periods ended June 30, 2001 (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the AWG’s combined financial statements and related notes thereto for the year ended December 31, 2001 included as an exhibit to our form 8-K/A filed with the Securities and Exchange Commission on July 19, 2002.

Certain items in the combined financial statements for the 2001 period have been reclassified for comparative purposes.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered significant losses from operations and has not generated positive cash flows from operations.  Additionally, the Company does not have an available line of credit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company has conducted discussions with several banks regarding a credit facility.  Our capital requirements depend on a variety of factors, including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Providing we are successful in obtaining the credit facility, of which there can be no assurance, management believes that we will have the financial resources to meet its future business requirements for at least the next twelve months.

The financial information in these financial statements includes an allocation of expenses incurred by ADS on behalf of the Company as discussed in Note 9.  However, these financial statements may not necessarily be indicative of the results that may have occurred had AWG been a separate, independent entity during the periods presented or of future results of the Company.

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

The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect for the three months and six months ended June 30, 2001:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Net loss:
Net loss as reported	$(3,524)	$(5,534)
Goodwill amortization	2,024	3,959
Equity method investment amortization	336	449
Adjusted net loss	$(1,164)	$(1,126)

Basis and diluted loss per share:
Net loss per share, basis and diluted, as reported	$(0.19)	$(0.30)
Goodwill amortization	0.11	0.21
Equity method investment amortization	0.02	0.03
Adjusted net loss per share, basic and diluted	$(0.06)	$(0.06)

Amortization expense of other intangible assets totaled $224 and $20 for the six months ended June 30, 2002 and 2001, respectively.

2.             Principles of Consolidation and Combination

The June 30, 2002 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition.  The combined financial statements at December 31, 2001 and for the three and six months ended June 30, 2001 include the accounts of AWG entities under common control.  All significant intercompany accounts and transactions have been eliminated in consolidation and combination.  AWG used the equity method of accounting for its investments which are less than majority owned, but over which it had significant influence.

3.             Revenue Recognition

For software consulting and development services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.  For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary.  For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved.  There are no significant post-contract support obligations at the time of revenue recognition.  The Company’s accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers’ contract, billable upon the occurrence of the post-sale support.  Costs of goods sold are recorded as the related revenue is recognized.  The Company provides warranties on certain of its products.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs and utilizing historical experience.  The Company does not offer a warranty policy for services to customers. Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract.  Fixed fee revenues from contracts for services are recorded when earned and excludes reimbursable costs.  Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs.  Other revenues are recognized at the time services or goods are provided.

4.             Inventory

	June 30, 2002	December 31, 2001
Raw materials	$1,641	$1,474
Work in process	216	176
Finished goods	4,979	5,611
	6,836	7,261
Allowance for excess and obsolescence	(1,262)	(1,442)
Net inventory	$5,574	$5,819

5.             Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(1,498)	$(3,524)	$(24,009)	$(5,534)
Denominator:
Denominator for basic loss per share -
Weighted-average shares	26,169	18,750	22,616	18,750
Denominator for diluted loss per share(1)	26,169	18,750	22,616	18,750
Basic and diluted loss per share:	$(0.06)	$(0.19)	$(1.06)	$(0.30)

(1) Potentially dilutive securities excluded from the computation of diluted loss per share because to do so would have been anti-dilutive.

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002
Employee stock options	3,967	3,967
Warrants	1,239	1,239
	5,206	5,206

6.             Segment Information

The Company is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  Prior to March 27, 2002, the Company operated in four segments — Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of Medical Advisory Systems, Inc. in March 2002, the Company re-organized into four segments:  Animal Applications, Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology segment with our Digital Angel Delivery System segment to form the new Digital Angel Systems segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other and represents the activity of Signature Industries Limited, which is located in the United Kingdom.  Physician Call Center and Other reflects the newly acquired Medical Advisory Systems, Inc. business.  Prior period segment information has been restated to reflect our current segment structure.

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

Following is the selected segment data as of and for the three months ended June 30, 2002:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,612	$—	$2,480	$570	$—	$8,662
Service	—	577	—	—	—	577
Total revenue	$5,612	$577	$2,480	$570	$—	$9,239

Income (loss) before provision (benefit) for income taxes, minority interest and equity in net loss of affiliate	$122	$(1,357)	$(25)	$(240)	$—	$(1,500)

Total assets	$79,037	$16,978	$5,513	$32,293	$—	$133,821

In the three month period ended June 30, 2002, 2 customers accounted for approximately 15.8% and 15.1% of our Animal Applications revenue and one customer accounted for 49.2% of our Digital Angel Systems revenue.

Following is the selected segment data as of and for the six months ended June 30, 2002

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Corporate / Unallocated		Consolidated
Net revenue from external customers:

Product	$10,427	$—	$5,116	$570	$—		$16,113
Service	—	880	—	—	—		880
Total revenue	$10,427	$880	$5,116	$570	$—		$16,993

Income (loss) before provision (benefit) for income taxes, minority interest and equity in net loss of affiliate	$401	$(3,147)	$(288)	$(240)	$(20,487)	(1)	$(23,761)

Total assets	$79,037	$16,978	$5,513	$32,293	$—		$133,821

In the six month period ended June 30, 2002, 3 customers accounted for approximately 15.0%, 12.4% and 10.8% of our Animal Applications revenue.  We buy most of our syringe-injectable microchips that are used in our electronic identification products from one supplier.  In the six month period ended June 30, 2002, one customer accounted for approximately 57.1% of our Digital Angel Systems revenue.

(1)  Consists of $18,681 non-cash compensation expense associated with Digital Angel options converted into options to acquire Digital Angel Corporation stock and $1,806 interest expense associated with ADS obligations to IBM Credit Corporation.

Following is the selected segment data as of and for the three months ended June 30, 2001:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Combined
Net revenue from external customers:

Product	$4,877	$—	$2,741	$—	$7,618
Service	—	852	—	—	852
Total revenue	$4,877	$852	$2,741	$—	$8,470

Income (loss) before provision (benefit) for income taxes, minority interest and equity in net loss of affiliate	$(2,090)	$(1,461)	$63	$—	$(3,488)

Total assets	$91,799	$14,459	$6,750	$—	$113,008

In the three month period ended June 30, 2001, 2 customers provided for approximately 22.7% and 22.6% of our Animal Applications revenue.

Following is the selected segment data as of and for the six months ended June 30, 2001:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Combined
Net revenue from external customers:

Product	$11,260	$—	$5,492	$—	$16,752
Service	—	1,922	—	—	1,922
Total revenue	$11,260	$1,922	$5,492	$—	$18,674

Income (loss) before provision (benefit) for income taxes, minority interest and equity in net loss of affiliate	$(3,134)	$(2,028)	$(225)	$—	$(5,387)

Total assets	$91,799	$14,459	$6,750	$—	$113,008

In the six month period ended June 30, 2001, 2 customers provided for approximately 17.8% and 17.0% of our Animal Applications revenue.

7.             Acquisitions

The following describes the acquisition by the Company during the six month period ended June 30, 2002:

Company Acquired	Date Acquired	Acquisition Price	Acquisition Costs	Value of Shares, Warrants & Options Issued or Issuable	Common Shares Issued	Goodwill and Other Intangibles Acquired	Business Description
Medical Advisory Systems, Inc.	03/27/02	$31,723	$3,305	$28,418	5,218	$29,901	Provider of medical assistance and technical products and services

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

The cost of the March 27, 2002 acquisition consisted of 5.218 million shares of common stock valued at $25.0 million, 1.2 million options and 75,000 warrants valued at $3.4 million, and acquisition costs of $3.3 million.  The valuation of the stock is based on the value of the shares of MAS held by stockholders other than Applied Digital Solutions prior to the acquisition.  Included in the acquisition costs are certain severance liabilities of $2.5 million, related to employment agreements of two officers of MAS.  The value of the options and warrants is based on the fair value of the options and warrants of MAS at the date of acquisition.  The fair value was determined using the Black-Scholes option pricing model.

In considering the benefits of a merger of AWG and MAS, the management of AWG recognized the strategic advantage of combining the advanced wireless technologies being developed by AWG with the physician-staffed call center infrastructure of MAS.  One of the principal benefits of such a combination is the ability of the Company to offer a complete “end-to-end solution” to the various vertical markets for Digital AngelTM products.

Unaudited pro forma results of operations for the three and six months ended June 30, 2002 and 2001 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively, and revenue is presented in accordance with the Company's accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net operating revenue	$9,239	$9,387	$17,543	$20,665
Net loss	$(1,498)	$(3,863)	$(25,463)	$(6,209)
Net loss per common share - basic and diluted	$(0.06)	$(0.16)	$(0.88)	$(0.26)

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

9.             Related Party Activity

ADS provided certain general and administrative services to the Company including finance, legal, benefits and other miscellaneous items.  The costs of these services are included in the Company’s Statements of Operations based on utilization, which management believes to be reasonable.  Costs of these services were $0.2 million for the three months ended June 30, 2001, and $0.2 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively.  ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution.  In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  Other transactions resulted in a due to ADS of $0.2 million at June 30, 2002.

ADS acquired Timely Technology Corp., a part AWG, in 2000 and the merger agreement included an earnout provision based on performance through June 30, 2002.  ADS has agreed to pay the selling shareholder of Timely Technology Corp., $3.6 million, payable in shares of ADS stock, as the final payment under the earnout provision.  This obligation has been reflected in the accompanying financial statements as a capital contribution by ADS and an increase to goodwill and other intangibles.

In connection with certain obligations of ADS, the Company has the following covenants.  Minimum Cumulative EBITDA, as defined, in the credit agreement, excludes non-cash compensation expense, one-time charges, impairment losses or any liability or claim that will be satisfied by issuance of the Company’s common stock.

COVENANT	COVENANTS REQUIREMENT
Current Assets to Current Liabilities	June 30, 2002	1.8:1
	September 30, 2002	1.8:1
	December 31, 2002	2.0:1

Minimum Cumulative Modified EBITDA	June 30, 2002	$577,000
	September 30, 2002	$1,547,000
	December 31, 2002	$3,329,000

At June 30, 2002, the Company and ADS are out of compliance with certain of the covenants.  ADS has received a communication from its lender indicating that pending the expected execution of formal agreements the lender has agreed to waive such noncompliance of the Company and ADS.

10.          Investment in Affiliates

The change in the Company’s affiliates is as follows:

Balance December 31, 2001	$6,779
Equity in net loss of affiliate	(291)
MAS common shares transferred to ADS	(6,488)
MAS affiliates obtained through merger (at cost)	256
Balance June 30, 2002	$256

11.          Option Grant

The Company adopted the Digital Angel Corporation Transition Stock Option Plan, which as amended, provides for 11.2 million shares of common stock for which options and other grants may be granted.

On June 27, 2002, the Company's Board of Directors granted 3,910,000 options to employees and directors of the Company.  The options have an exercise price of $3.39, the fair value of the Company's common stock on the date of grant, and expire in 10 years.  3,000,000 of the options vest one year from the date of grant and the remaining vest one-third annually on the first anniversary of the grant date.  Pursuant to an amendment to the Company's Certificate of Incorporation, required by the terms of the Digital Angel Share Trust Agreement, the option grant requires the approval of two thirds of the Company's stockholders.  Approval of the grant has not been obtained.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of MAS and its three subsidiaries, which formerly were subsidiaries of Applied Digital Solutions, Inc. (“ADS”) – Digital Angel Corporation (“DAC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were known as the Advanced Wireless Group (“AWG”).  DAC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DAC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Before March 27, 2002, the business of DAC was operated in four segments:  Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of MAS in March 2002, the Company re-organized into four segments:  Animal Applications, Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology Segment with our Digital Angel Delivery System segment to form the new Digital Angel Systems segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other.  Physician Call Center and Other reflects the newly acquired MAS business.  Prior period segment information has been restated to reflect our current segment structure.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six months ended June 30, 2002 and 2001 and is derived from the accompanying consolidated and combined statements of operations included in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	%	%	%	%
Product revenue	93.8	89.9	94.8	89.7
Service revenue	6.2	10.1	5.2	10.3
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	52.3	54.3	53.8	53.3
Cost of services sold	2.7	5.7	2.9	5.5
Total cost of products and services sold	55.0	60.0	56.7	58.8
Gross profit	45.0	40.0	43.3	41.2
Selling, general and administrative expenses	40.2	26.8	150.7	25.5
Management fees - Applied Digital Solutions, Inc.	0.0	2.1	1.1	2.0
Research and development expenses	8.4	15.6	9.1	12.9
Depreciation and amortization expenses	11.9	35.7	10.8	28.9
Interest income	0.0	(0.1)	0.0	(0.1)
Interest expense	0.7	1.1	11.4	0.8
Loss before provision (benefit) for income taxes, minority interest and equity in net loss of affiliate	(16.2)	(41.2)	(139.8)	(28.8)
Provision (benefit) for income taxes	0.0	(0.1)	0.0	0.6
Loss before minority interest and equity in net loss of affiliate minority interest	(16.2)	(41.1)	(139.8)	(29.4)
Minority interest	(0.0)	(0.1)	(0.2)	(0.1)
Equity in net loss of affiliate	0.0	0.6	1.7	0.3
Net loss	(16.2)	(41.6)	(141.3)	(29.6)

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenue

Revenue from operations for the three months ended June 30, 2002 was $ 9.2 million, an increase of $0.7 million, or 8.2%, from $8.5 million in the three months ended June 30, 2001.

Revenue for each of the operating segments was:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
Animal Applications	$5,612	$4,877
Digital Angel Systems	577	852
GPS and Radio Communications	2,480	2,741
Physician Call Center and Other	570	—
Total	$9,239	$8,470

The Animal Applications segment’s revenue increased $0.7 million, or 15.1%, in the three months ended June 30, 2002 compared to the three month period ended June 30, 2001.  The increase is due primarily to sales of transponders to the fisheries industry customers.

The Digital Angel Systems segment’s revenue decreased $0.3 million, or 32.3%, in the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 primarily due to a shift in emphasis to the Digital Angel™ products which are in the initial stages of development.

The GPS and Radio Communications segment’s revenue decreased $0.3 million, or 9.5%, in the three month period ended June 30, 2002 compared to three month period ended June 30, 2001 primarily as a result of order fluctuations.

Physician Call Center and Other revenue was $0.6 million in the three months period ended June 30, 2002.  The segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended June 30, 2002 was $4.2 million, an increase of $0.8 million, or 22.6%, compared to $3.4 million in the three month period ended June 30, 2001. As a percentage of revenue, the gross profit margin was 45.0 % and 40.0% for the three months ended June 30, 2002 and 2001, respectively.

Gross profit from operations for each operating segment was:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
Animal Applications	$2,266	$1,680
Digital Angel Systems	330	372
GPS and Radio Communications	1,348	1,339
Physician Call Center and Other	213	—
Total	$4,157	$3,391

Gross profit margin from operations for each operating segment was:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
	%	%
Animal Applications	40.4	34.4
Digital Angel Systems	57.2	43.7
GPS and Radio Communications	54.4	48.9
Physician Call Center and Other	37.4	—
Total	45.0	40.0

The Animal Applications segment’s gross profit increased $0.6 million in the three month period ended June 30, 2002 compared to the three months ended June 30, 2001 due to the previously mentioned sales increase.  The gross margin percentage increased to 40.4% in the three month period ended June 30, 2002 as compared to 34.4% in the three month period ended June 30, 2001 due to higher margin product mix.

The Digital Angel Systems segment’s gross profit decreased $42,000, or 11.3%, in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001.  Margins increased to 57.2 % in the three month period ended June 30, 2002 from 43.7% in the three month period ended June 30, 2001.  The gross profit increase was primarily due to a shift to higher margin contracts.

The GPS and Radio Communications segment’s gross profit remained constant at $1.3 million for the three month period ended June 30, 2002.  The gross margin percentage increased to 54.4 % in the three month period ended June 30, 2002 as compared to 48.9 % in the three month period ended June 30, 2001 due to a favorable shift in the product mix.

The Physician Call Center and Other segment’s gross profit was $0.2 million for the three month period ended June 30, 2002.  The gross margin was 37.4% in the three month period ended June 30, 2002.  This segment became part of the Company on March 27, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from operations increased $1.4 million, or 63.8%, in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001.  As a percentage of revenue, selling, general and administrative expenses were 40.2% and 26.8% for the three months ended June 30, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments were:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
Animal Applications	$1,544	$888
Digital Angel Systems	843	190
GPS and Radio Communications	1,051	1,189
Physician Call Center and Other	275	—
Total	$3,713	$2,267

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
	%	%
Animal Applications	27.5	18.2
Digital Angel Systems	146.1	22.3
GPS and Radio Communications	42.4	43.4
Physician Call Center and Other	48.2	—
Total	40.2	26.8

The Animal Applications segment’s selling, general and administrative expenses increased $0.7 million in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001 and as a percentage of revenue increased to 27.5% from 18.2% in the same respective periods.

The increase is primarily due to increased expenses in legal, accounting, and investor relations categories.

The Digital Angel Systems segment’s selling, general and administrative expenses of $0.8 million increased $653,000 in the three month period ended June 30, 2002 as compared $0.2 million in the three month period ended June 30, 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 146.1% in the three month period ended June 30, 2002 compared to 22.3% in the three month period ended June 30, 2001 primarily as a result of software amortization expenses.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $0.1 million in the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001 primarily due to administrative cost reductions. As a percentage of revenue, selling, general and administrative expenses decreased to 42.4% in the three month period ended June 30, 2002 from 43.4% in the three month period ended June 30, 2001.

The Physician Call Center segment’s selling, general and administrative expenses were $0.3 million in the three month period ended June 30, 2002.  As a percentage of revenue, selling, general and administrative expenses were 48.2% in the three month period ended June 30, 2002.  This segment became part of the Company on March 27, 2002.

Management Fees – Applied Digital Solutions, Inc.

Management fees charged by Applied Digital Solutions, Inc. amounted to $0.2 million for the three months ended June 30, 2001.  These fees were for general and administrative services performed for us.  After March 31, 2002, we no longer pay a management fee to ADS.

Research and Development Expense

Research and development expense from operations was $0.8 million in the three month period ended June 30, 2002, a decrease of $0.5 million, or 41.0%, from $1.3 million for the three month period ended June 30, 2001.  As a percentage of revenue, research and development expense was 8.4% and 15.6% for the three months ended June 30, 2002 and 2001, respectively.

Research and development expense for each of the operating segments was:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
Animal Applications	$361	$253
Digital Angel Systems	296	1,073
GPS and Radio Communications	125	—
Physician Call Center and Other	—	—
Total	$782	$1,326

The significant decrease is due primarily to a reduction in basic research and development expenses associated with the Digital AngelTM product.  Since the fundamental technology has now been developed, research expenses have declined and expenses are now focused on development for specific vertical markets.

Depreciation and Amortization

Depreciation and amortization expense from operations was $1.1 million in the three month period ended June 30, 2002, a decrease of $1.9 million, or 63.8%, from $3.0 million in the three month period ended June 30, 2001.  As a percentage of revenue, the depreciation and amortization expense was 11.9% and 35.7% for the three months ended June 30, 2002 and 2001, respectively.

The decrease was primarily due to the adoption of FAS 142, which took effect January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill.  Accordingly, goodwill amortization was not recorded during the three months ended June 30, 2002.

Depreciation and amortization expense for each of the operating segments was:

	Three Months Ended June 30,	Three Months Ended June 30,
	2002	2001
Animal Applications	$195	$2,360
Digital Angel Systems	547	577
GPS and Radio Communications	177	87
Physician Call Center and Other	176	—
Total	$1,095	$3,024

Interest Expense

Interest expense was $0.1 million for the three month periods ended June 30, 2002 and 2001.

Income Taxes

The Company and AWG had effective income tax rates of 0% and a (0.2)% for the three month period ended June 30 of 2002 and 2001, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2002 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses and in 2001 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries file a separate consolidated federal income tax return.  After March 27, 2002, AWG’s U.S. subsidiaries will file a consolidated federal tax return with MAS.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenue

Revenue from operations for the six months ended June 30, 2002 was $17.0 million, a decrease of $1.7 million, or 9.0%, from $18.7 million in the six months ended June 30, 2001.

Revenue for each of the operating segments was:

	Six Months Ended June 30,	Six Months Ended June 30,
	2002	2001
Animal Applications	$10,427	$11,260
Digital Angel Systems	880	1,922
GPS and Radio Communications	5,116	5,492
Physician Call Center and Other	570	—
Total	$16,993	$18,674

The Animal Applications segment’s revenue decreased $0.8 million, or 7.4%, in the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001.  The decline is due primarily to the higher sales in the first quarter of 2001 to a large customer to prepare for the launch of the pet identification product in France.

The Digital Angel Systems segment’s revenue decreased $1.0 million, or 54.2%, in the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001 due to completed client assignments that were not replaced and a shift in emphasis to the Digital Angel™ products which are in the initial stages of development.

The GPS and Radio Communications segment’s revenue decreased  $0.4 million, or 6.8%, in the six month period ended June 30, 2002 as compared to six month period ended June 30, 2001 primarily as a result of order fluctuations.

The Physician Call Center and Other revenue was $0.6 million for the six months ended June 30, 2002.  This segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the six months ended June 30, 2002 was $7.4 million, a decrease of $0.3 million, or 4.2%, from $7.7 million in the six months ended June 30, 2001.  As a percentage of revenue, the gross profit margin was 43.3% and 41.2% for the six months ended June 30, 2002 and 2001, respectively.

Gross profit from operations for each operating segment was:

	Six Months Ended June 30,	Six Months Ended June 30,
	2002	2001
Animal Applications	$4,145	$4,171
Digital Angel Systems	382	894
GPS and Radio Communications	2,620	2,620
Physician Call Center and Other	213	—
Total	$7,360	$7,685

Gross profit margin from operations for each operating segment was:

	Six Months Ended June 30,	Six Months Ended June 30,
	2002	2001
	%	%
Animal Applications	39.8	37.0
Digital Angel Systems	43.4	46.5
GPS and Radio Communications	51.2	47.7
Physician Call Center and Other	37.4	—
Total	43.3	41.2

The Animal Applications segment’s gross profit of $4.1 million in the six months ended June 30, 2002 decreased $26,000 compared to $4.2 million in the six month period ended June 30, 2001.  The gross profit margin increased to 39.8% in the six month period ended June 30, 2002 as compared to 37.0% in the six months ended June 30, 2001 due to a more favorable product mix.

The Digital Angel Systems segment’s gross profit decreased $0.5 million, or 57.3%, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  Margins decreased to 43.4% in the six months ended June 30, 2002 from 46.5% in the six months ended June 30, 2001.  The gross profit decrease was primarily due to the sales decline.  The margin percentage declined due to the retention of personnel subsequent to the sales client contract completion as resources were shifted to support the Digital AngelTM products.

The GPS and Radio Communications segment’s gross profit remained constant at $2.6 million for the six months ended June 30, 2002.  The gross margin percentage increased  to 51.2% in the six months ended June 30, 2002 compared to 47.7% in the six months ended June 30, 2001 due to a favorable shift in the product mix.

The Physician Call Center and Other segment’s profit was $0.2 million for the six months ended June 30, 2002.  The gross margin was 37.4% in the six months ended June 30, 2002.  This segment became part of the Company on March 27, 2002.

Selling, General and Administrative Expenses

Selling general and administrative expenses from operations increased $20.9 million, or 437.4%, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  This increase was caused primarily by an $18.7 million charge arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002.  For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.  As a percentage of revenue, selling, general and administrative expenses were 150.7% and 25.5% for the six months ended June 30, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments excluding the $18.7 million charge were:

	Six Months Ended June 30,	Six Months Ended June 30,
	2002	2001
Animal Applications	$2,559	$1,762
Digital Angel Systems	1,753	404
GPS and Radio Communications	2,354	2,602
Physician Call Center and Other	275	—
Total	$6,941	$4,768

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments excluding the $18.7 million charge were:

	Six Months Ended June 30,	Six Months Ended June 30,
	2002	2001
	%	%
Animal Applications	24.5	15.6
Digital Angel Systems	199.2	21.0
GPS and Radio Communications	46.0	47.4
Physician Call Center and Other	48.2	—
Total	40.8	25.5

The Animal Applications segment’s selling, general and administrative expenses increased $0.8 million in the six months ended June 30, 2002 compared to the six months June 30, 2001 and as a percentage of revenue increased to 24.5 % from 15.6% in the same respective periods.  The increase in the dollars was primarily due to increased legal, accounting, and investor relations expenses.

The Digital Angel Systems segment’s selling, general and administrative expenses increased $1.3 million in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 199.2% in the six months ended June 30, 2002 compared to 21.0% in the six months ended June 30, 2001 as a result of the scale up of marketing personnel, advertising and media programs, and infrastructure to support the introduction of Digital AngelTM products.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $0.2 million in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  As a percentage of revenue, selling, general and administrative expenses decreased to 46.0% in the first six months of 2002 from 47.4% in the first six months of 2001.

The Physician Call Center and Other segment’s selling, general and administrative expenses were $ 0.3 million in the six months ended June 30, 2002.  This segment became part of the Company on March 27, 2002.

Management Fees – Applied Digital Solutions, Inc.

Management fees charged by Applied Digital Solutions, Inc. amounted to $0.2 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively.  These fees were for general and administrative services performed for us.  After March 31, 2002, we no longer pay a management fee to Applied Digital Solutions, Inc.

Research and Development Expense

Research and development expense from operations was $1.5 million in the six months ended June 30, 2002, a decrease of $0.9 million, or 35.9%, from $2.4 million for the six months ended June 30, 2001.  As a percentage of revenue, research and development. expense was 9.1% and 12.9% for the six months ended June 30, 2002 and 2001, respectively.

Research and development expense for each of the operating segments was:

	Six Months Ended June 30,	Six Months Ended June 30,
	2002	2001
Animal Applications	$605	$555
Digital Angel Systems	701	1,855
GPS and Radio Communications	239	—
Physician Call Center and Other	—	—
Total	$1,545	$2,410

The decrease in expense is primarily due to the completion of some Digital AngelTM trademark technology development.

Depreciation and Amortization

Depreciation and amortization expense from operations was $1.8 million in the six months ended June 30, 2002, a decrease of $3.6 million, or 66.0%, from $5.4 million in the six months ended June 30, 2001.  As a percentage of revenue, the depreciation and amortization expense was 10.8% and 28.9% for the six months ended June 30, 2002 and 2001, respectively.

The decrease was primarily due to the adoption of FAS 142, which took effect January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill.  Accordingly, goodwill amortization was not recorded during the first tsix months of 2002.

Depreciation and amortization expense for each of the operating segments was:

	Six Month Ended June 30,	Six Months Ended June 30,
	2002	2001
Animal Applications	$290	$4,470
Digital Angel Systems	1,074	670
GPS and Radio Communications	290	243
Physician Call Center and Other	176	—
Total	$1,830	$5,383

Interest Expense

Interest expense was $1.9 million and $0.2 million for the first six months of 2002 and 2001, respectively.  Interest expense in the first six months of 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit Corporation by Applied Digital Solutions, Inc.  As discussed in Note 1 to the financial statements, this debt was recognized by AWG due to ADS’s default on the loan agreement.  On March 27, 2002, ADS restructured its loan agreement with IBM Credit Corporation.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.  Accordingly, ADS assumed this liability on March 27, 2002.

Income Taxes

The Company and AWG had effective income tax rates of 0.0% and 2.0% for the first six months of 2002 and 2001, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2002 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses and in 2001 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries file a separate consolidated federal income tax return.  After March 27, 2002, AWG’s U.S. subsidiaries will file a consolidated federal tax return with MAS.

LIQUIDITY AND CAPITAL RESOURCES FROM OPERATIONS

As of June 30, 2002, cash and cash equivalents totaled $0.6 million, unchanged from December 31, 2001.  Through March 27, 2002, AWG used a cash management system to apply excess cash on hand against advances due to ADS.  Cash used in operating activities totaled $0.9 million and $0.8 million in the first six months of 2002 and 2001, respectively.  In the first six months of 2002, the use of cash was due to the net loss, after adjusting for non-cash charges, increases in other current assets, and decreases in accounts payable and accrued expenses.  Partially offsetting these uses of cash were increases in cash from decreases in accounts receivable.  Accounts receivable, net of allowance for doubtful accounts, decreased by $0.9 million, or 16.8%, to $4.5 million at June 30, 2002 from $5.4 million at December 31, 2001.  This decrease is primarily due to a slower rate of sales in the six months ended June 30, 2002 as compared to the rate of sales in 2001.

Inventory levels decreased by $0.2 million to $5.6 million at June 30, 2002 from $5.8 million at December 31, 2001.  Inventory acquired from our acquisition of MAS amounted to $0.1 million.

Investment in affiliates decreased by $6.5 million, or 96.2%, to $0.3 million at June 30, 2002 compared to $6.8 million at December 31, 2001.  This decrease was due to transferring our shares representing our 16.5% ownership in MAS to ADS.

Accounts payable decreased by $341,000 to $3.4 million at June 30, 2002 from $3.8 million at December 31, 2001.  This was primarily due to the previously mentioned sales change and corresponding change in purchasing.

Accrued expenses and other current liabilities increased by $2.3 million, or 112.4%, to $4.3 million at June 30, 2002 from $2.0 million at December 31, 2001.  The increase was due to accrued acquisition costs, and accrued expenses acquired from the acquisition of MAS.

Investing activities used cash of $0.5 million in the first six months of 2002 and $0.8 million in the first six months of 2001.  During the first six months of 2002 and 2001, $0.9 million and $1.1 million, respectively, were spent to acquire property and equipment.

Financing activities provided cash of $1.4 million in the first six months of 2002 and 2001, respectively.  Cash was provided primarily by stock option exercises in 2002 and additional investments by Applied Digital Solutions, Inc. in the six months end June 30, 2002 and 2001.

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

At December 31, 2001, ADS’s outstanding borrowings under the IBM credit agreement totaled $82.6 million. At that time, ADS did not have the funds to repay the borrowings under the IBM credit agreement. Accordingly, the $82.6 million of outstanding borrowings was allocated to AWG effective as of September 30, 2001 and was reflected as a current obligation in the December 31, 2001 combined balance sheet. Interest associated with the borrowings was allocated to AWG for the period from September 30, 2001 to March 27, 2002.  Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM credit agreement, and the shares of the Company’s common stock beneficially owned by ADS upon completion of the merger were transferred to the Digital Angel Share Trust as collateral for the debt.  ADS assumed the debt which was treated as a capital contribution resulting in an increase in additional paid-in capital of approximately $81.4 million.

On March 1, 2002, ADS and Digital Angel Share Trust, a newly created Delaware business trust, and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new credit agreement became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement bear interest at an annual rate of 17% and mature on February 28, 2003.  No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if ADS repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003, and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004.  In any event, all amounts outstanding will be required to be repaid by August 15, 2005.  If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%, and it they are not repaid by February 28, 2004, the interest rate increases to 35%.

ADS’s new credit agreement contains debt covenants made by ADS relating to its financial position and performance, as well as the Company’s financial position and performance.  The Company’s ability to meet its financial performance requirements and be in compliance throughout 2002 with covenants in the new credit agreement that apply to the Company cannot be assured.  If business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the ability of ADS and the Company to remain in compliance with the covenants.  In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it.  At June 30, 2002 the Company and ADS are out of compliance with certain of the covenants.  ADS has received a communication from its lender indicating that pending the expected execution of formal agreements the lender has agreed to waive such noncompliance of the Company and ADS.

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

To date, financing from acquisitions, ADS’s advances and revenue generated from operations have been our primary sources of funding. However, we do not anticipate receiving additional advances from ADS and the Company has not been able to generate positive cash flows from operations.  We estimate that we will need to obtain approximately $5 million to $7 million in additional funding over the next twelve months in order to continue our efforts to implement our business plan. As a result, we will need to obtain additional capital in the near future. As of the date of these statements, we have held discussions with several banks and an asset-based lender regarding a credit facility. Our capital requirements depend on a variety of factors, including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. If we are successful in obtaining the credit facility and in raising additional equity capital, of which there can be no assurance, management believes that we will have the financial resources to meet its future business requirements for at least the next twelve months. See “RISK FACTORS — We Will Need Additional Financing.”

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Forward – Looking Statements and Associated Risk.

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

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

We May Continue to Incur Losses.

We incurred a net loss of $24.0 million for the six month period ended June 30, 2002. We also recorded a net loss of $17.4 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively. No assurance can be given as to whether or when we will be profitable. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of business units. If we become profitable, of which there is no assurance, we may not be able to sustain or increase profitability. If we fail to achieve and maintain profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

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

We Depend on Principal Customers.

For the six months ended June 30, 2002, we had three customers of our Animal Applications segment that accounted for a large portion of our gross revenue.  Pacific States Marine, Schering-Plough Pharmaceutical and Biomark, Inc. accounted for approximately 15.0%, 12.4% and 10.8% of our gross Animal Applications revenues, respectively. In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

The Digital Angel Systems Segment Expects to Incur Future Losses and May Not Achieve Profitability.

From the period from January 2000 until June 30, 2002, approximately $7.3 million has been invested in research and development relating to the Digital AngelTM technology. Our management expects the Digital Angel Systems segment to incur additional development, sales and marketing, and other general expenses. As a result, the Digital Angel Systems segment may incur losses for the foreseeable future and will need to generate revenues to achieve profitability. Even if the segment achieves profitability, it may not be able to sustain it.

We Depend on a Small Team of Senior Management and We May Have Difficulty Attracting and Retaining Additional Personnel.

Our future success is highly dependent upon the continued services and performance of senior management and other key personnel.  If we lose the services of any member of our senior management team, our overall operations could be adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.

We Will Need Additional Financing

Our company, especially the Digital Angel Systems segment, currently relies upon the revenue generated by our Animal Applications segment.  We estimate that we will need to obtain approximately $5.0 million to $7.0 million in additional funding over the next twelve months in order to continue our efforts to implement our business plan. As of the date of these financial statements, we have held discussions with several banks and an asset-based lender regarding credit agreements.

Our actual capital needs will depend on operating losses, development expenses, working capital needs and other factors. Forecasts of such factors are inherently uncertain, and any variation in those factors from the levels used in current forecasts could result in us needing more capital, or capital earlier, than projected. Capital can be difficult and expensive to obtain, and there can be no assurance that we will be able to obtain additional financing. If this capital is not raised, we may not be able to execute our business plan, may not be able successfully to develop and market the Digital AngelTM technology, and our financial condition and results of operations may be materially adversely affected. To date, we have not been able to obtain this capital. No assurance can be given that we will be able to raise this additional necessary capital.

If funds are not available when required for working capital needs, our ability to carry out our business plan could be adversely affected and we may be required to scale back growth and operations to reflect the extent of available funding. Lending arrangements will probably include limitations on our ability to incur other indebtedness, pay dividends, create liens, sell or purchase shares of capital stock, sell assets or make acquisitions, or enter into other transactions. Such restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. If additional funds are raised by issuing equity or convertible debt securities, the value of our stockholders’ investment may be diluted. These securities may have rights, preferences or privileges senior to those of our common stockholders.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets.  FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards will have the impact of eliminating our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142.  Future impairment reviews may result in periodic write-downs.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have operations and sales in various regions of the world. Additionally, we may export and import to and from other countries.  Our operations may therefore be subject to volatility because of currency fluctuations, inflation, and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks; nor do we invest in speculative financial instruments.

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

Item 2.                    Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following table lists all unregistered securities sold by the Company between January 1, 2002 and June 30, 2002.  These shares were issued in acquisition transactions to the persons or entities indicated. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

3.5                                 Amendment to Bylaws of MAS dated March 27, 2002.

10.1                           Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company

10.2                           Employment Agreement dated as of April 1, 2002 by and between James P. Santelli and the Company

10.3                           Amendment to Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company

(b)           Reports on Form 8-K

The following are the Current Reports on Form 8-K filed by MAS or the Company during the quarter ended June 30, 2002 or during the period from June 30, 2002 to the date of this Quarterly Report on Form 10-Q/A:

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

(iv)                              On May 1,2002, we filed a Current Report on Form 8-K/A which disclosed a change in certifying accountants, and a change in fiscal year.

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

(ix)                                On July 23, 2002, we filed a Current Report on Form 8-K/A which disclosed financial statements and pro forma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: August 14, 2002	By:	/S/ JAMES P. SANTELLI

James P. Santelli
Vice President - Finance, Chief
Financial Officer

INDEX TO EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

3.3                                 Amendment to Certificate of Incorporation of MAS filed with the Delaware Secretary of State on March 27, 2002.*

3.4                                 Amendment to Certificate of Incorporation of Digital Angel Corporation filed with the Delaware Secretary of State on May 14, 2002.*

3.5                                 Amendment to Bylaws of MAS dated March 27, 2002.*

10.1                           Employment Agreement dated as of April 1, 2002 by and between Randolph K. Geissler and the Company.*

10.2                           Employment Agreement dated as of April 1, 2002 by and between James P. Santelli and the Company.*

10.3                           Amendment to Employment Agreement dated as of March 8, 2002 by and between Randolph K. Geissler and the Company.*

* Filed previously.

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Digital Angel Corporation (the “Company”) for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on August     , 2002 (the “Periodic Report”), I, Randolph K. Geissler , Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.               The Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.               The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	August 14, 2002	/s/ RANDOLPH K. GEISSLER
Randolph K. Geissler
Chief Executive Officer
Digital Angel Corporation

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Digital Angel Corporation (the “Company”) for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on August     , 2002 (the “Periodic Report”), I, James P. Santelli, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.               The Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.               The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	August 14, 2002	/s/ JAMES P. SANTELLI
James P. Santelli
Chief Financial Officer
Digital Angel Corporation