Form 10-Q
period 2002-09-30
DIGITAL ANGEL CORP
filed 2002-11-12
CIK 771252

As filed with the Securities and Exchange Commission on November 12, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File Number:  1-15177

DIGITAL ANGEL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-1233960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

490 Villaume Avenue, South Saint Paul, Minnesota
(Address of registrant’s principal executive offices)

(651) 455-1621
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒    No     ☐

As of the close of business on November 7, 2002, there were 26,470,076 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
Condensed Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001
Condensed Statements of Operations (unaudited) - for the three and nine months ended September, 2002 and 2001
Condensed Statement of Stockholders’ Equity (unaudited) - for the nine months ended September 30, 2002
Condensed Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2002 and 2001
Notes to Condensed Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
2.	Changes in Securities and Use of Proceeds

6.	Exhibits and Reports on Form 8-K

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	Digital Angel Corporation and Subsidiaries (Consolidated) September 30, 2002	Advanced Wireless Group (Combined) December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$480	$596
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $294 in 2002 and $296 in 2001)	6,369	5,402
Inventories	5,065	5,819
Other current assets	1,883	733
Total Current Assets	13,797	12,550

Property And Equipment, net	14,464	14,476

Goodwill and Other Intangible Assets, net	106,246	72,876

Investment In Affiliates	256	6,779

Other Assets, net	612	698

	$135,375	$107,379

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit and current maturities of long-term debt	$214	$82,802
Accounts payable	4,568	3,598
Accrued expenses and other current liabilities	3,949	2,044
Due to Applied Digital Solutions, Inc.	672	—
Total Current Liabilities	9,403	88,444

Long-Term Debt And Notes Payable	3,355	2,425

Other Long-Term Liabilities	500	—

Total Liabilities	13,258	90,869

Commitments And Contingencies

Minority Interest	320	394

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding
Common stock: Authorized 95,000 shares in 2002, of $.005 par value; 26,508 shares issued and 26,458 shares outstanding in 2002 and 18,750 shares issued and outstanding in 2001	132	94
Additional paid-in capital	167,015	37,929
Accumulated deficit	(46,654)	(21,700)
Common stock warrants	1,638	300
Treasury stock (carried at cost, 50 shares in 2002)	(43)	—
Accumulated other comprehensive loss	(291)	(507)
Total Stockholders’ Equity	121,797	16,116

	$135,375	$107,379

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Product revenue	$9,004	$8,416	$25,117	$25,168
Service revenue	335	881	1,215	2,803
Total net revenue	9,339	9,297	26,332	27,971

Cost of products sold	4,680	5,255	13,815	15,216
Cost of services sold	264	599	762	1,627
	4,944	5,854	14,577	16,843
Gross profit	4,395	3,443	11,755	11,128

Selling, general and administrative expenses	4,688	5,672	32,140	15,823
Management fees - Applied Digital Solutions, Inc.	—	185	193	556
Research and development expenses	614	1,332	2,159	3,742
Interest income	(2)	(3)	(2)	(14)
Interest expense - Applied Digital Solutions, Inc.	—	—	1,806	—
Interest expense - others	71	206	196	357

Loss before taxes, minority interest share of losses and equity in net loss (income) of affiliate	(976)	(3,949)	(24,737)	(9,336)

Provision (benefit) for income taxes	—	(52)	—	55

Loss before minority interest share of losses and equity in net loss (income) of affiliate	(976)	(3,897)	(24,737)	(9,391)

Minority interest share of losses	(31)	(27)	(74)	(54)

Equity in net loss (income) of affiliate	—	51	291	118

Net loss	$(945)	$(3,921)	$(24,954)	$(9,455)

Net loss per common share - basic and diluted	$(0.04)	$(0.21)	$(1.04)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	26,439	18,750	23,910	18,750

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2002

(In Thousands)

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Number	Amount

Balance - December 31, 2001	18,750	$94	$37,929	$(21,700)	$300	$—	$(507)	$16,116
Net loss	—	—	—	(24,954)	—	—	—	(24,954)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	216	216
Total comprehensive loss	—	—	—	(24,954)	—	—	216	(24,738)
Transfer of MAS common shares to ADS	—	—	(6,488)	—	—	—	—	(6,488)
Contribution by ADS	—	—	6,433	—	—	—	—	6,433
Exercise of stock options	2,452	12	619	—	—	—	—	631
Shares to be issued in settlement of liability	38	—	225	—	—	—	—	225
Merger consideration - Medical Advisory Systems, Inc.	5,268	26	28,163	—	272	(43)	—	28,418
Assumption of debt by ADS	—	—	81,383	—	—	—	—	81,383
Stock options remeasured in connection with merger	—	—	18,681	—	—	—	—	18,681
Stock option extension	—	—	70	—	—	—	—	70
Warrants remeasured in connection with merger	—	—	—	—	1,066	—	—	1,066

Balance - September 30, 2002	26,508	$132	$167,015	$(46,654)	$1,638	$(43)	$(291)	$121,797

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)
	For the Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities
Net loss	$(24,954)	$(9,455)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation and administrative expense	18,952	—
Interest allocated by ADS and contributed to capital	1,806	—
Depreciation and amortization	2,750	8,752
Minority interest	(74)	(54)
Equity in net loss of affiliate	291	118
Loss on sale of equipment	7	—
Change in assets and liabilities:
Increase in accounts receivable	(695)	(930)
Decrease (increase) in inventories	821	(978)
(Increase) decrease in other current assets	(1,271)	152
Increase in due to ADS	672	—
Increase in accounts payable and accrued expenses	580	444
Net Cash Used In Operating Activities	(1,115)	(1,951)

Cash Flows From Investing Activities
Decrease in other assets	79	145
Payments for property and equipment	(984)	(1,509)
Proceeds from sale of property and equipment	23	—
Acquisition costs, net of cash acquired through acquisition	(73)	—
Net Cash Used In Investing Activities	(955)	(1,364)

Cash Flows From Financing Activities
Amounts paid on notes payable and line of credit	(40)	(71)
Amounts borrowed on long-term debt, net of repayments	757	—
Exercise of stock options	631	—
Payments for other financing costs	(78)	—
Net transactions with Applied Digital Solutions, Inc.	684	3,185
Net Cash Provided By Financing Activities	1,954	3,114

Net Decrease In Cash And Cash Equivalents	(116)	(201)

Cash And Cash Equivalents - Beginning Of Period	596	206

Cash And Cash Equivalents - End Of Period	$480	$5

See the accompanying notes to condensed financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                      Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”).  In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation”.  In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary.  These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”).   As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary.  Prior to the merger with DATC, ADS owned 850,000 shares of MAS stock representing approximately 16.6% of the outstanding stock of MAS.  (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries.)  In the merger, the shares of DATC owned by ADS were converted into a total of 18,750,000 shares of MAS common stock.  As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock.  In connection with the merger, ADS transferred to the Digital Angel Share Trust (the “Trust”) all shares of the Company’s common stock owned by ADS.  The Trust is the owner of and, through its Advisory Board, votes all shares of the Company owned by ADS, including all shares issued to ADS in the merger, and has the ability to elect the Board of Directors of the Company.  The Trust arose as a condition of the merger.  In connection with certain obligations of ADS the shares owned by the Trust may be sold or otherwise disposed of to satisfy such obligations.  Additionally, the Company has certain covenant obligations in connection with the ADS obligations (see Note 9).

The merger has been treated as a reverse acquisition for accounting purposes, with AWG treated as the accounting acquirer.  The historical combined financial statements of AWG became those of the Company, and the acquisition of MAS was accounted for under the purchase method of accounting.  Accordingly, the equity accounts of AWG have been restated based on the common shares received by the former shareholders of AWG in the merger.

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

Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.

The accompanying unaudited condensed consolidated financial statements of Digital Angel

Corporation and subsidiaries as of and for three and nine month periods ended September 30, 2002 and the combined financial statements of AWG as of December 31, 2001 and for the three and nine month periods ended September 30, 2001 (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the AWG’s combined financial statements and related notes thereto for the year ended December 31, 2001 included as an exhibit to our Form 8-K/A filed with the Securities and Exchange Commission on July 19, 2002.

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

The Company will assess the fair value of its goodwill annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of its goodwill below its carrying value.  If the Company determines that significant impairment has occurred, the Company would be required to write-off the impaired portion of goodwill.  It is possible that an impairment charge, if any, could have a material adverse effect on our financial condition and results of operations.

The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect for the three months and nine months ended September 30, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net loss:
Net loss as reported	$(3,921)	$(9,455)
Goodwill amortization	2,300	6,259
Equity method investment amortization	363	812
Adjusted net loss	$(1,258)	$(2,384)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(0.21)	$(0.50)
Goodwill amortization	0.12	0.33
Equity method investment amortization	0.02	0.04
Adjusted net loss per share, basic and diluted	$(0.07)	$(0.13)

Amortization expense of other intangible assets totaled $335 and $141 for the nine months ended September 30, 2002 and 2001, respectively.

2.             Principles of Consolidation and Combination

The September 30, 2002 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition.  The combined financial statements at December 31, 2001 and for the three and nine months ended September 30, 2001 include the accounts of AWG entities under common control.  All significant intercompany accounts and transactions have been eliminated in consolidation and combination.  AWG used the equity method of accounting for its investments which are less than majority owned, but over which it had significant influence.

3.             Revenue Recognition

For software consulting and development services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.  For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary.  For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved.  There are no significant post-contract support obligations at the time of revenue recognition.  The Company’s accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers’ contract, billable upon the occurrence of the post-sale support.  Costs of goods sold are recorded as the related revenue is recognized.  The Company does not offer a warranty policy for services to customers. Revenues from contracts that provide unlimited services are recognized ratably over the term of the contract.  Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs.  Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs.  Other revenues are recognized at the time services or goods are provided.

4.             Inventory

	September 30, 2002	December 31, 2001
Raw materials	$1,577	$1,474
Work in process	216	176
Finished goods	4,400	5,611
	6,193	7,261
Allowance for excess and obsolescence	(1,128)	(1,442)
Net inventory	$5,065	$5,819

5.             Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(945)	$(3,921)	$(24,954)	$(9,455)
Denominator:
Denominator for basic loss per share -
Weighted-average shares	26,439	18,750	23,910	18,750
Denominator for diluted loss per share(1)	26,439	18,750	23,910	18,750
Basic and diluted loss per share:	$(0.04)	$(0.21)	$(1.04)	$(0.50)

(1)  Potentially dilutive securities excluded from the computation of diluted loss per share because to do so would have been anti-dilutive.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Employee stock options	7,817	7,817
Warrants	1,289	1,289
	9,106	9,106

6.             Segment Information

The Company is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  Prior to March 27, 2002, the Company operated in four segments — Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of Medical Advisory Systems, Inc. in March 2002, the Company re-organized into four segments:  Animal Applications, Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology segment with our Digital Angel Delivery Systems segment to form the new Digital Angel Systems segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other and represents the activity of Signature Industries Limited, which is located in the United Kingdom.  Physician Call Center and Other reflects the newly acquired Medical Advisory Systems, Inc. business.  Prior period segment information has been restated to reflect our current segment structure.

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

Following is the selected segment data as of and for the three months ended September 30, 2002:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,887	$—	$2,506	$611	$—	$9,004
Service	—	335	—	—	—	335
Total revenue	$5,887	$335	$2,506	$611	$—	$9,339

Income (loss) before provision (benefit) for income taxes, minority interest share of losses and equity in net loss (income) of affiliate	$850	$(1,450)	$(203)	$(173)	$—	$(976)

Total assets	$81,669	$16,304	$5,423	$31,979	$—	$135,375

In the three month period ended September 30, 2002, two customers accounted for 36.6% and 19.0% of our Animal Applications revenue two customers accounted for 68.8% and 22.4% of our Digital Angel Systems revenue, and two customers accounted for 29.5% and 26.0% of our Physician Call Center and Other revenue.

Following is the selected segment data as of and for the nine months ended September 30, 2002:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Corporate / Unallocated		Consolidated

Net revenue from external customers:

Product	$16,314	$—	$7,622	$1,181	$—		$25,117
Service	—	1,215	—	—	—		1,215
Total revenue	$16,314	$1,215	$7,622	$1,181	$—		$26,332

Income (loss) before provision (benefit) for income taxes, minority interest share of losses and equity in net loss (income) of affiliate	$1,251	$(4,597)	$(491)	$(413)	$(20,487)	(1)	$(24,737)

Total assets	$81,669	$16,304	$5,423	$31,979	$—		$135,375

(1)  Consists of $18,681,000 non-cash compensation expense associated with Digital Angel options converted into options to acquire Digital Angel Corporation stock and $1,806,000 interest expense associated with ADS obligations to IBM Credit Corporation.

In the nine month period ended September 30, 2002, two customers accounted for 16.7% and 14.8% of our Animal Applications revenue, three customers accounted for 61.9%, 12.3% and 10.6% of our Digital Angel Systems revenue and two customers accounted for 26.8% and 25.5% of our Physician Call Center and Other revenue.

Following is the selected segment data as of and for the three months ended September 30, 2001:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Combined
Net revenue from external customers:

Product	$5,501	$—	$2,915	$—	$8,416
Service	—	881	—	—	881
Total revenue	$5,501	$881	$2,915	$—	$9,297

Loss before provision (benefit) for income taxes, minority interest share of losses and equity in net loss (income) of affiliate	$(968)	$(2,663)	$(318)	$—	$(3,949)

Total assets	$89,959	$15,334	$6,866	$—	$112,159

In the three month period ended September 30, 2001, two customers provided  20.5% and 18.8% of our Animal Applications revenue and two customers provided for 43.4% and 14.6% of our Digital Angel Systems revenue.

Following is the selected segment data as of and for the nine months ended September 30, 2001:

	Animal Applications	Digital Angel Systems	GPS and Radio Communications	Physician Call Center and Other	Combined
Net revenue from external customers:

Product	$16,761	$—	$8,407	$—	$25,168
Service	—	2,803	—	—	2,803
Total revenue	$16,761	$2,803	$8,407	$—	$27,971

Loss before provision (benefit) for income taxes, minority interest share of losses and equity in net loss (income) of affiliate	$(4,102)	$(4,691)	$(543)	$—	$(9,336)

Total assets	$89,959	$15,334	$6,866	$—	$112,159

In the nine month period ended September 30, 2001, two customers provided 18.1% and 15.0% of our Animal Applications revenue and three customers provided 32.4%, 18.7% and 18.4% of our Digital Angel Systems revenue.

7.             Acquisitions

The following describes the acquisitions by the Company during the nine month period ended September 30, 2002:

Company Acquired	Date Acquired	Acquisition Price	Acquisition Costs	Value of Shares, Warrants & Options Issued or Issuable	Common Shares Issued	Goodwill and Other Intangibles Acquired	Business Description
Medical Advisory Systems, Inc.	03/27/02	$31,798	$3,380	$28,418	5,218	$29,976	Provider of medical assistance and technical products and services

On February 27, 2001, ADS acquired 16.6% of the capital stock of MAS (AMEX:DOC), a provider of medical assistance and technical products and services, in a transaction valued at $8.3 million in consideration for 3.3 million shares of ADS’s common stock.  ADS controlled two of the seven seats on the Company’s Board of Directors and became the largest single shareholder.  This investment was accounted for under the equity method from February 27, 2001 through March 27, 2002.  The excess of the purchase price over the estimated fair value of the shares acquired was approximately $6.8 million (goodwill) and through December 31, 2001 was being amortized on a straight-line basis over five years.

On March 27, 2002, DATC (formerly a part of ADS’s AWG) merged with a wholly-owned subsidiary of MAS.  For accounting purposes, AWG is treated as the acquirer, and the acquisition of MAS was recorded at fair value under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of MAS have been recorded as goodwill.  Identifiable intangible assets have been recorded based upon preliminary estimates as of the date of the acquisition.  Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

The cost of the March 27, 2002 acquisition consisted of 5.268 million shares of common stock, including 50,000 shares of treasury stock, valued at $25.0 million, options to purchase 1.2 million shares and warrants to purchase 75,000 shares valued at $3.4 million, and acquisition costs of $3.4 million.  The valuation of the stock is based on the value of the shares of MAS held by stockholders other than ADS prior to the acquisition.  The cost of the acquisition includes all payments according to the acquisition agreement plus costs for investment banking services, legal and accounting services that were direct costs of acquiring these assets.  Included in the acquisition costs are certain severance liabilities of $2.5 million, related to employment agreements of two officers of MAS.  The value of the options and warrants is based on the fair value of the options and warrants of MAS at the date of acquisition.  The fair value was determined using the Black-Scholes option pricing model.

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

The results of MAS have been included in the consolidated financial statements since the date of acquisition.  Unaudited pro forma results of operations for the three and nine months ended September 30, 2002 and 2001 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net operating revenue	$9,339	$10,076	$26,882	$30,741
Net loss	$(945)	$(4,457)	$(26,408)	$(10,666)
Net loss per common share - basic and diluted	$(0.04)	$(0.19)	$(0.95)	$(0.45)

8.             Contingencies

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, “Plaintiffs”) filed suit against Customized Services Administrators, Incorporated (“CSA”), Pricesmart, Inc. (“Pricesmart”), Commercial Union Insurance Company (“Commercial Union”), CGU Insurance Group, and the Company (collectively the “Defendants”) in the Superior Court of the State of California in and for the County of Santa Clara.  The allegations of the complaint arise from a vacation guarantee insurance policy (the “Insurance Contract”) allegedly purchased by Plaintiffs from Defendants on March 6, 2000.  The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the “Deceased”) and the intentional infliction of emotional distress on Plaintiffs.  The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney’s fees and costs, and exemplary damages.

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

9.             Related Party Activity

Prior to the merger, ADS provided certain general and administrative services to the Company including finance, legal, benefits and other services.  The costs of these services are included in the Company’s Statements of Operations as management fees and are based on utilization, which management believes to be reasonable.  Costs of these services were $0.2 million for the three months ended September 30, 2001, and $0.2 million and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively.  ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution.  In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  We continue to be charged by ADS approximately $42,000 a month to support ADS’ research group.  Additionally, we are charged by ADS for product liability insurance through September 2002 and directors and officers insurance through June 2003.  These transactions resulted in a due to ADS of $0.7 million at September 30, 2002.

ADS acquired Timely Technology Corp., a part of AWG, in 2000 and the merger agreement included an earnout provision based on performance through June 30, 2002.  ADS has agreed to pay the selling shareholder of Timely Technology Corp. $3.6 million, payable in shares of ADS stock, as the final payment under the earnout provision.  This obligation has been reflected in the accompanying financial statements as a capital contribution by ADS and an increase to goodwill and other intangibles.

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $62,000 for the nine months ended September 30, 2002.

In connection with certain obligations of ADS, the Company has financial covenants.  On September 30, 2002, the debt covenants were amended for the remainder of 2002.  The amendment reduced the Company’s current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements for the quarters ended September 30, 2002 and December 31, 2002.  The Company was in compliance with the amended debt covenants on September 30, 2002.  Minimum Cumulative Modified EBITDA, as defined in the credit agreement, excludes non-cash compensation expense, one-time charges, impairment losses or any liability or claim that will be satisfied by issuance of the Company’s common stock.  The debt covenants, as amended on September 30, 2002, are as follows:

COVENANT	COVENANTS REQUIREMENT
Current Assets to Current Liabilities	September 30, 2002	1.05:1
	December 31, 2002	1.09:1

Minimum Cumulative Modified EBITDA	September 30, 2002	$0
	December 31, 2002	$1,001,000

10.          Investment in Affiliates

The change in the Company’s investment in affiliates is as follows:

Balance December 31, 2001	$6,779
Equity in net loss of affiliate	(291)
MAS common shares transferred to ADS	(6,488)
MAS affiliates obtained through merger (at cost)	256
Balance September 30, 2002	$256

11.          Option Grant

The Company adopted the Amended and Restated Digital Angel Corporation Transition Stock Option Plan which, as amended, provides for 11,195,312 shares of common stock for which options and other awards may be granted.

On June 27, 2002, the Company's Board of Directors granted options to purchase 3,910,000 shares to officers, employees and directors of the Company.  The options have an exercise price of $3.39, the market price of the Company’s common stock on the date of grant, and expire in ten years.  Options to purchase 3,000,000 shares vest one year from the date of grant, and the remaining options vest one-third annually, beginning on the first anniversary of the grant date.  Pursuant to an amendment to the Company's Certificate of Incorporation, required by the terms of the Digital Angel Share Trust Agreement, the option grant requires the approval of at least two-thirds of the Company's stockholders.  Approval of the grant was obtained on August 29, 2002.  In addition, the grant of the options must be approved by the Trust, which approval the Company obtained.

12.          Subsequent Events

On October 30, 2002, we signed a credit and security agreement and related agreements with Wells Fargo Business Credit, Inc. that, among other things, permit us to borrow up to $5,000,000 from Wells Fargo Business Credit from time to time under the terms of the credit and security agreement.  Amounts borrowed under the credit facility are general obligations of the Company secured by a first priority lien on substantially all of the Company’s assets, including our accounts receivable and our patents and other intellectual property relating to the Digital Angel™ product.  The outstanding principal balance of the credit facility bears interest at an annual rate equal to the rate of interest publicly announced from time to time by Wells Fargo Bank National Association as its “prime rate” plus three percentage points.  However, the credit and security agreement requires that the total amount of interest paid to Wells Fargo Business Credit per year must be at least $120,000.  The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable.

The credit and security agreement requires us to meet certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2003.  Any breach of the financial covenants by us will constitute an event of default under the credit and security agreement.  The credit and security agreement also provides that any change of control of the Company will be an event of default under the credit and security agreement.  As defined in the credit and security agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock.  If ADS defaults under the IBM credit agreement, the Trust will be obligated, upon the request of IBM Credit Corporation, to sell all or a portion of our common stock held by the Trust.  If such sales by the Trust result in a person or group of persons owning, in the aggregate, 25% or more of our common stock, such sales will be deemed to constitute an event of default under the credit and security agreement.

On November 1, 2002 we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission.  The Registration Statement is for the sale of up to 3,000,000 shares of our common stock and the sale by certain of our existing stockholders of up to 22,348,720 shares of their common stock of the Company.  The existing stockholders’ 22,348,720 shares are being registered to permit the stockholders to sell their shares of the Company’s common stock from time to time in the public market.  The Company will not receive any proceeds from the sale of the common stock by the selling stockholders.  The Registration Statement on Form S-1 is subject to review by the Securities and Exchange Commission.

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its three subsidiaries – Digital Angel Technology Corporation (“DATC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were known as the Advanced Wireless Group (“AWG”).  DATC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DATC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Before March 27, 2002, the business of DATC was operated in four segments:  Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of MAS in March 2002, the Company re-organized into four segments:  Animal Applications, Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology segment with our Digital Angel Delivery System segment to form the new Digital Angel Systems segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other.  Physician Call Center and Other reflects the newly acquired MAS business.  Prior period segment information has been restated to reflect our current segment structure.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine months ended September 30, 2002 and 2001 and is derived from the accompanying consolidated and combined statements of operations included in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	%	%	%	%
Product revenue	96.4	90.5	95.4	90.0
Service revenue	3.6	9.5	4.6	10.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	50.1	56.5	52.5	54.4
Cost of services sold	2.8	6.5	2.9	5.8
Total cost of products and services sold	52.9	63.0	55.4	60.2
Gross profit	47.1	37.0	44.6	39.8
Selling, general and administrative expenses	50.2	61.0	122.1	56.6
Management fees - Applied Digital Solutions, Inc.	0.0	2.0	0.7	2.0
Research and development expenses	6.6	14.3	8.2	13.4
Interest income	0.0	0.0	0.0	(0.1)
Interest expense	0.8	2.2	7.6	1.3
Loss before provision (benefit) for income taxes, minority interest share of losses and equity in net loss (income) of affiliate	(10.5)	(42.5)	(94.0)	(33.4)
Provision (benefit) for income taxes	0.0	(0.6)	0.0	0.2
Loss before minority interest share of losses and equity in net loss (income) of affiliate	(10.5)	(41.9)	(94.0)	(33.6)
Minority interest share of losses	(0.4)	(0.3)	(0.3)	(0.2)
Equity in net loss (income) of affiliate	0.0	0.5	1.1	0.4
Net loss	(10.1)	(42.1)	(94.8)	(33.8)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenue

Revenue from operations for the three months ended September 30, 2002 remained constant at $9.3 million when compared to the three months ended September 30, 2001.

Revenue for each of the operating segments was:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Animal Applications	$5,887	$5,501
Digital Angel Systems	335	881
GPS and Radio Communications	2,506	2,915
Physician Call Center and Other	611	—
Total	$9,339	$9,297

The Animal Applications segment’s revenue increased $0.4 million, or 7.0%, in the three months ended September 30, 2002 compared to the three month period ended September 30, 2001.  The increase is due primarily to sales of transponders to the fisheries industry customers.

The Digital Angel Systems segment’s revenue decreased $0.5 million, or 62.0%, in the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001 primarily due to a shift in emphasis to the Digital Angel™ products, which are in the initial stages of development.

The GPS and Radio Communications segment’s revenue decreased $0.4 million, or 14.0%, in the three month period ended September 30, 2002 compared to three month period ended September 30, 2001 primarily as a result of order fluctuations.

Physician Call Center and Other segment’s revenue was $0.6 million in the three month period ended September 30, 2002.  The segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended September 30, 2002 was $4.4 million, an increase of $1.0 million, or 27.7%, compared to $3.4 million in the three month period ended September 30, 2001. As a percentage of revenue, the gross profit margin was 47.1% and 37.0% for the three months ended September 30, 2002 and 2001, respectively.

Gross profit from operations for each operating segment was:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Animal Applications	$2,828	$1,976
Digital Angel Systems	71	282
GPS and Radio Communications	1,251	1,185
Physician Call Center and Other	245	—
Total	$4,395	$3,443

Gross profit margin from operations for each operating segment was:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
	%	%
Animal Applications	48.0	35.9
Digital Angel Systems	21.2	32.0
GPS and Radio Communications	49.9	40.7
Physician Call Center and Other	40.1	—
Total	47.1	37.0

The Animal Applications segment’s gross profit increased $0.9 million in the three month period ended September 30, 2002 compared to the three months ended September 30, 2001 due to the previously mentioned sales increase.  The gross margin percentage increased to 48.0% in the three month period ended September 30, 2002 as compared to 35.9% in the three month period ended September 30, 2001 due to higher margin product mix.

The Digital Angel Systems segment’s gross profit decreased $0.2 million, or 74.8%, in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001.  Margins decreased to 21.2% in the three month period ended September 30, 2002 from 32.0% in the three month period ended September 30, 2001.  The gross profit decrease was primarily due to a shift to lower margin contracts.

The GPS and Radio Communications segment’s gross profit increased $0.07 million, or 5.6%, in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001.  The gross margin percentage increased to 49.9% in the three month period ended September 30, 2002 as compared to 40.7% in the three month period ended September 30, 2001 due to a favorable shift in the product mix.

The Physician Call Center and Other segment’s gross profit was $0.2 million for the three month period ended September 30, 2002.  The gross margin was 40.1% in the three month period ended September 30, 2002.  This segment became part of the Company on March 27, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from operations decreased $1.0 million, or 17.3%, in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001.  As a percentage of revenue, selling, general and administrative expenses were 50.2% and 61.0% for the three months ended September 30, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments were:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Animal Applications	$1,746	$3,181
Digital Angel Systems	1,219	1,011
GPS and Radio Communications	1,309	1,480
Physician Call Center and Other	414	—
Total	$4,688	$5,672

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
	%	%
Animal Applications	29.7	57.8
Digital Angel Systems	363.9	114.8
GPS and Radio Communications	52.2	50.8
Physician Call Center and Other	67.8	—
Total	50.2	61.0

The Animal Applications segment’s selling, general and administrative expenses decreased $1.4 million in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 and as a percentage of revenue decreased to 29.7% from 57.8% in the same respective periods.

The decrease is primarily due to the adoption of FAS 142, which took effect January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill.  Accordingly, goodwill amortization was not recorded during the three months ended September 30, 2002.

The Digital Angel Systems segment’s selling, general and administrative expenses of $1.2 million increased $0.2 million in the three month period ended September 30, 2002 as compared $1.0 million in the three month period ended September 30, 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 363.9% in the three month period ended September 30, 2002 compared to 114.8% in the three month period ended September 30, 2001 primarily as a result of software amortization expenses.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $0.2 million in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 primarily due to administrative cost reductions. As a percentage of revenue, selling, general and administrative expenses increased to 52.2% in the three month period ended September 30, 2002 from 50.8% in the three month period ended September 30, 2001.

The Physician Call Center segment’s selling, general and administrative expenses were $0.4 million in the three month period ended September 30, 2002.  As a percentage of revenue, selling, general and administrative expenses were 67.8% in the three month period ended September 30, 2002.  This segment became part of the Company on March 27, 2002.

Management Fees – Applied Digital Solutions, Inc.

Management fees charged by ADS amounted to $0.2 million for the three months ended September 30, 2001.  These fees were for general and administrative services performed for us.  After March 27, 2002, we no longer pay a management fee to ADS.

Research and Development Expense

Research and development expense from operations was $0.6 million in the three month period ended September 30, 2002, a decrease of $0.7 million, or 53.9%, from $1.3 million for the three month period ended September 30, 2001.  As a percentage of revenue, research and development expense was 6.6% and 14.3% for the three months ended September 30, 2002 and 2001, respectively.  Included in research and development expense are charges by ADS of approximately $42,000 a month to support ADS’ research group.

Research and development expense for each of the operating segments was:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Animal Applications	$186	$218
Digital Angel Systems	294	1,114
GPS and Radio Communications	134	—
Physician Call Center and Other	—	—
Total	$614	$1,332

The significant decrease is due primarily to a reduction in basic research and development expenses associated with the Digital Angel™ product.  Since the fundamental technology has now been developed, research expenses have declined and expenses are now focused on development for specific vertical markets.

Interest Expense

Interest expense was $0.07 million and $0.2 million for the three months period ended September 30, 2002 and 2001, respectively.

Income Taxes

The Company and AWG had effective income tax rates of 0.0% and a (1.3)% for the three month period ended September 30, 2002 and 2001, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2002 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses.  The differences in 2001 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries file a separate consolidated federal income tax return.  After March 27, 2002, AWG’s U.S. subsidiaries will file a consolidated federal tax return with MAS.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenue

Revenue from operations for the nine months ended September 30, 2002 was $26.3 million, a decrease of $1.6 million, or 5.9%, from $28.0 million in the nine months ended September 30, 2001.

Revenue for each of the operating segments was:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Animal Applications	$16,314	$16,761
Digital Angel Systems	1,215	2,803
GPS and Radio Communications	7,622	8,407
Physician Call Center and Other	1,181	—
Total	$26,332	$27,971

The Animal Applications segment’s revenue decreased $0.4 million, or 2.7%, in the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2001.  The decline is due primarily to the higher sales in the first quarter of 2001 to a large customer to prepare for the launch of the pet identification product in France.

The Digital Angel Systems segment’s revenue decreased $1.6 million, or 56.7%, in the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2001 due to completed client assignments that were not replaced and a shift in emphasis to the Digital Angel™ products which are in the initial stages of development.

The GPS and Radio Communications segment’s revenue decreased  $0.8 million, or 9.3%, in the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2001 primarily as a result of order fluctuations.

The Physician Call Center and Other revenue was $1.2 million for the nine months ended September 30, 2002.  This segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the nine months ended September 30, 2002 was $11.8 million, a decrease of $0.6 million, or 5.6%, from $11.1 million in the nine months ended September 30, 2001.  As a percentage of revenue, the gross profit margin was 44.6 % and 39.8% for the nine months ended September 30, 2002 and 2001, respectively.

Gross profit from operations for each operating segment was:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Animal Applications	$6,973	$6,147
Digital Angel Systems	453	1,176
GPS and Radio Communications	3,871	3,805
Physician Call Center and Other	458	—
Total	$11,755	$11,128

Gross profit margin from operations for each operating segment was:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	%	%
Animal Applications	42.7	36.7
Digital Angel Systems	37.3	42.0
GPS and Radio Communications	50.8	45.3
Physician Call Center and Other	38.8	—
Total	44.6	39.8

The Animal Applications segment’s gross profit of $7.0 million in the nine months ended September 30, 2002 increased $0.8 million compared to $6.2 million in the nine month period ended September 30, 2001.  The gross profit margin increased to 42.7% in the nine month period ended September 30, 2002 as compared to 36.7% in the nine months ended September 30, 2001 due to a more favorable product mix.

The Digital Angel Systems segment’s gross profit decreased $0.7 million, or 61.5%, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  Margins decreased to 37.3% in the nine months ended September 30, 2002 from 42.0% in the nine months ended September 30, 2001.  The gross profit decrease was primarily due to the sales decline.  The margin percentage declined due to the retention of personnel as resources were shifted to support the Digital AngelTM products.

The GPS and Radio Communications segment’s gross profit increased $0.07 million or 1.7% in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  The gross margin percentage increased to 50.8% in the nine months ended September 30, 2002 compared to 45.3% in the nine months ended September 30, 2001 due to a favorable shift in the product mix.

The Physician Call Center and Other segment’s gross profit was $0.5 million for the nine months ended September 30, 2002.  The gross margin was 38.8% in the nine months ended September 30, 2002.  This segment became part of the Company on March 27, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from operations increased $16.3 million, or 103.1%, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  This increase was caused primarily by an $18.7 million charge arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002.  For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.

Offsetting the non-cash compensation expense is the decrease in amortization expense due to the adoption of FAS 142, which took effect January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill.  Accordingly, goodwill amortization was not recorded during the first nine months of 2002.

As a percentage of revenue, selling, general and administrative expenses were 122.1% and 56.6% for the nine months ended September 30, 2002 and 2001, respectively.

Selling, general and administrative expenses for each of the operating segments excluding the $18.7 million charge were:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Animal Applications	$4,595	$9,413
Digital Angel Systems	4,046	2,085
GPS and Radio Communications	3,953	4,325
Physician Call Center and Other	865	—
Total	$13,459	$15,823

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments excluding the $18.7 million charge were:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	%	%
Animal Applications	28.2	56.2
Digital Angel Systems	333.0	74.4
GPS and Radio Communications	51.9	51.4
Physician Call Center and Other	73.2	—
Total	51.1	56.6

The Animal Applications segment’s selling, general and administrative expenses decreased $4.8 million in the nine months ended September 30, 2002 compared to the nine months September 30, 2001 and as a percentage of revenue decreased to 28.2% from 56.2% in the same respective periods.  The decrease is due primarily to the adoption of FAS 142, which took effect on January 1, 2002.  The adoption of FAS 142 requires the testing of goodwill for impairment at least annually, eliminating the need for monthly amortization of goodwill. The decrease was offset by increased legal, accounting, and investor relations expenses.

The Digital Angel Systems segment’s selling, general and administrative expenses increased $2.0 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 333.0% in the nine months ended September 30, 2002 compared to 74.4% in the nine months ended September 30, 2001 as a result of the scale up of marketing personnel, advertising and media programs, and infrastructure to support the introduction of Digital AngelTM products.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $0.4 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to a reduction in sales personnel.  As a percentage of revenue, selling, general and administrative expenses increased to 51.9% in the first nine months of 2002 from 51.4% in the first nine months of 2001.

The Physician Call Center and Other segment’s selling, general and administrative expenses were $0.9 million in the nine months ended September 30, 2002.  This segment became part of the Company on March 27, 2002.

Management Fees – Applied Digital Solutions, Inc.

Management fees charged by ADS amounted to $0.2 million and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively.  These fees were for general and administrative services performed for us.  After March 27, 2002, we no longer pay a management fee to ADS.

Research and Development Expense

Research and development expense from operations was $2.2 million in the nine months ended September 30, 2002, a decrease of $1.6 million, or 42.3%, from $3.7 million for the nine months ended September 30, 2001.  As a percentage of revenue, research and development expense was 8.2% and 13.4% for the nine months ended September 30, 2002 and 2001, respectively.  Included in research and development expense are charges by ADS of approximately $42,000 a month to support ADS’ research group.

Research and development expense for each of the operating segments was:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Animal Applications	$791	$773
Digital Angel Systems	995	2,969
GPS and Radio Communications	373	—
Physician Call Center and Other	—	—
Total	$2,159	$3,742

The decrease in expense is primarily due to the completion of some Digital AngelTM technology development.

Interest Expense

Interest expense was $2.0 million and $0.4 million for the first nine months of 2002 and 2001, respectively.  Interest expense in the first nine months of 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit Corporation by ADS.  As discussed in Note 1 to the financial statements, this debt was recognized by AWG due to ADS’s default on the loan agreement.  On March 27, 2002, ADS restructured its loan agreement with IBM Credit Corporation.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.  Accordingly, ADS assumed this liability on March 27, 2002.

Income Taxes

The Company and AWG had effective income tax rates of 0.0% and 0.6% for the first nine months of 2002 and 2001, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2002 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses.  Differences in 2001 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries file a separate consolidated federal income tax return.  After March 27, 2002, AWG’s U.S. subsidiaries will file a consolidated federal tax return with MAS.

LIQUIDITY AND CAPITAL RESOURCES FROM OPERATIONS

As of September 30, 2002, cash and cash equivalents totaled $0.5 million as compared to $0.6 million at December 31, 2001.  Through March 27, 2002, AWG used a cash management system to apply excess cash on hand against advances due to ADS.  Cash used in operating activities totaled $1.1 million and $2.0 million in the first nine months of 2002 and 2001, respectively.  In the first nine months of 2002, the use of cash was due to the net loss, after adjusting for non-cash charges, increases in other current assets and accounts receivable.  Accounts receivable, net of allowance for doubtful accounts, increased by $1.0 million, or 17.9%, to $6.4 million at September 30, 2002 from $5.4 million at December 31, 2001.  This increase is due to a large contract completion for a fishery industry customer in September 2002.  Partially offsetting these uses of cash were increases in cash from decreases in inventory and increases in accounts payable and accrued expenses.

Inventory levels decreased by $0.7 million to $5.1 million at September 30, 2002 from $5.8 million at December 31, 2001 due to more detailed management of inventory levels.  Inventory acquired from our acquisition of MAS amounted to $0.1 million.

Accounts payable increased by $1.0 million to $4.6 million at September 30, 2002 from $3.6 million at December 31, 2001.

Accrued expenses and other current liabilities increased by $1.9 million, or 93.2%, to $3.9 million at September 30, 2002 from $2.0 million at December 31, 2001.  The increase was due to accrued acquisition costs and accrued expenses acquired from the acquisition of MAS.

Investing activities used cash of $1.0 million in the first nine months of 2002 and $1.4 million in the first nine months of 2001.  During the first nine months of 2002 and 2001, $1.0 million and $1.5 million, respectively, were spent to acquire property and equipment.

Financing activities provided cash of $2.0 million and $3.1 million  in the first nine months of 2002 and 2001, respectively.  Cash was provided primarily by stock option exercises and the refinancing of our mortgage on our physician call center facilities in 2002 and additional investments by Applied Digital Solutions, Inc. in the nine months ended September 30, 2002 and 2001.

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

ADS generated a significant loss from operations in 2000. As a result, ADS was not in compliance with certain financial covenants of the IBM credit agreement as of December 31, 2000. The IBM credit agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001. In connection with the amendment on March 30, 2001, Digital Angel granted IBM Credit Corporation warrants to acquire 1.2 million shares of DATC’s common stock valued at $0.3 million. As of the March 30, 2001 amendment, ADS was in compliance with the revised covenants.

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

At December 31, 2001, ADS’s outstanding borrowings under the IBM credit agreement totaled $82.6 million. At that time, ADS did not have the funds to repay the borrowings under the IBM credit agreement. Accordingly, the $82.6 million of outstanding borrowings was allocated to AWG effective as of September 30, 2001 and was reflected as a current obligation in the December 31, 2001 combined balance sheet. Interest associated with the borrowings was allocated to AWG for the period from September 30, 2001 to March 27, 2002.  Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM credit agreement, and the shares of the Company’s common stock beneficially owned by ADS upon completion of the merger were transferred to the Digital Angel Share Trust as collateral for the debt.  ADS assumed the debt, which was treated as a capital contribution resulting in an increase in additional paid-in capital of approximately $81.4 million.

On March 1, 2002, ADS and Digital Angel Share Trust, a newly created Delaware business trust, and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new credit agreement became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement bear interest at an annual rate of 17% and mature on February 28, 2003.  No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if ADS repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003, and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004.  In any event, all amounts outstanding will be required to be repaid by August 15, 2005.  If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%, and it they are not repaid by February 28, 2004, the annual interest rate increases to 35%.

ADS’s new credit agreement contains debt covenants made by ADS relating to its financial position and performance, as well as the Company’s financial position and performance.  The Company’s ability to meet its financial performance requirements and be in compliance throughout 2002 with covenants in the new credit agreement that apply to the Company cannot be assured.  If business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the ability of ADS and the Company to remain in compliance with the covenants.  In the absence of a waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it.  On September 30, 2002 the new credit agreement was amended.  The amendment reduced the Company’s current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirement, as defined, in the credit agreement, for the quarters ended September 30, 2002 and December 31, 2002.  The Company was in compliance with the amended debt covenants on September 30, 2002.

On March 27, 2002, upon completion of the merger between Digital Angel and MAS, in satisfaction of a condition to the consent to the merger by IBM Credit, ADS transferred to the Digital Angel Share Trust controlled by an advisory board all of the shares of our common stock owned by it and, as a result, the Trust has legal title to 77.15% of our common stock.  The Trust has voting rights with respect to our common stock until ADS’s obligations to IBM Credit are repaid in full.  The Trust may be obligated to liquidate the shares of our common stock owned by it for the benefit of IBM Credit if ADS fails to make payments, or otherwise defaults, under its new credit agreement with IBM Credit.

To date, financing from acquisitions, ADS’s advances and revenue generated from operations have been our primary sources of funding.  However, we do not anticipate receiving additional advances from ADS and we have not been able to generate positive cash flows from operations.

On October 30, 2002, we signed a credit and security agreement and related agreements with Wells Fargo Business Credit, Inc. that, among other things, permits us to borrow up to $5,000,000 from Wells Fargo Business Credit from time to time under the terms of the credit and security agreement.  Amounts borrowed under the credit facility are general obligations of the Company secured by a first priority lien on substantially all of the Company’s assets, including our accounts receivable and our patents and other intellectual property relating to the Digital Angel™ product.  The outstanding principal balance of the credit facility bears interest at an annual rate equal to the rate of interest publicly announced from time to time by Wells Fargo Bank National Association as its “prime rate” plus three percentage points.  However, the credit and security agreement requires that the total amount of interest paid to Wells Fargo Business Credit per year must be at least $120,000.  The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable.

The credit and security agreement requires us to meet certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2003.  Any breach of the financial covenants by us will constitute an event of default under the credit and security agreement.  The credit and security agreement also provides that any change of control of the Company will be an event of default under the credit and security agreement.  As defined in the credit and security agreement, a change of control includes the acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock.  If Applied Digital Solutions defaults under the IBM credit agreement, the Digital Angel Share Trust will be obligated, upon the request of IBM Credit Corporation, to sell all or a portion of our common stock held by the Trust.  If such sales by the Trust result in a person or group of persons owning, in the aggregate, 25% or more of our common stock, such sales will be deemed to constitute an event of default under the credit and security agreement.

The occurrence of an event of default under the credit and security agreement would subject us to the risk of foreclosure on substantially all of our assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.  There can be no assurance that we will continue to comply with the financial covenants of the credit and security agreement or that an event of default will not occur.

Management believes that the amount available under the credit facility will be sufficient to meet our capital requirements for at least the next twelve months.  However, we may need to obtain additional capital in the future.  Our future capital requirements will depend upon a variety of factors, including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions.  There can be no assurance that we will be able to obtain future financing in an amount sufficient to implement our business plan.

On November 1, 2002 we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission.  The Registration Statement is for the sale of up to 3,000,000 shares of our common stock and the sale by certain of our existing stockholders of up to 22,348,720 shares of their common stock of the Company.  The existing stockholders’ 22,348,720 shares are being registered to permit the stockholders to sell their shares of the Company’s common stock from time to time in the public market.  We do not currently have specific plans for the use of net proceeds from our sale of our common stock.  We anticipate that any net proceeds will be used for general corporate purposes, which may include, but not limited to, working capital, capital expenditures, repayment of indebtedness, investments and acquisitions.  The Company will not receive any proceeds from the sale of the common stock by the selling stockholders. The Registration Statement on Form S-1 is subject to review by the Securities and Exchange Commission.

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

The Company’s majority stockholder, Digital Angel Share Trust, owns 74.1% of the Company’s common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

After the merger, in satisfaction of a condition to the consent to the merger of IBM Credit Corporation, ADS transferred to the Digital Angel Share Trust all shares of our common stock owned by ADS.  As a result, the Trust is the beneficial owner of 74.1% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors and mergers, acquisitions and other significant corporate transactions.

The Trust is controlled by an independent advisory board, and there can be no assurance as to how the advisory board and the Trust will exercise control over us.  The Trust and the advisory board may support actions that are contrary to or conflict with the interests of the other stockholders.

Upon the request of IBM Credit Corporation, the Trust is obligated to sell the shares of our common stock owned by the Trust for the benefit of IBM Credit Corporation if ADS fails to make payments to IBM Credit Corporation beginning on February 28, 2003 or at such other time ADS defaults under the credit agreement with IBM Credit Corporation. Such sales may be in private transactions or in the public market. We can give no assurance as to when or how shares of our common stock will be sold, as to who will purchase such shares, or as to the number of shares that may be sold at any given time. As a result, the duration of the Trust’s control over us, the identity of any parties which may acquire control of us and the market price of our stock if and when such sales commence is uncertain.

At June 30, 2002, ADS was out of compliance with some of the covenants of the IBM credit agreement.  In addition, as of June 30, 2002, the Company had not complied with some of the financial covenants in the IBM credit agreement that we were required to meet to prevent ADS’s default under the IBM credit agreement.  IBM Credit Corporation waived such noncompliance at June 30, 2002.

On September 30, 2002, the debt covenants in the IBM credit agreement were amended for the remainder of 2002.  The amendment reduced the Company’s current ratio and Minimum Cumulative Modified EBITDA requirements, as those terms are defined in the IBM credit agreement, for the quarters ended September 30 and December 31, 2002.  The Company is in compliance with its debt covenants at September 30, 2002.

The terms of our credit facility subject us to the risk of foreclosure on substantially all of our assets.

On October 30, 2002, we signed a credit and security agreement and related agreements with Wells Fargo Business Credit, Inc. that, among other things, permit us to borrow up to $5,000,000 from Wells Fargo Business Credit from time to time under the terms of the credit and security agreement.  Amounts borrowed under the credit facility are general obligations of the Company secured by a first priority lien on substantially all of the Company’s assets, including our accounts receivable and our patents and other intellectual property relating to the Digital Angel™ product.  The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable.  There can be no assurance that we will be able to pay amounts owed under the credit facility when they become due.

The credit and security agreement requires us to comply with certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2003.  There can be no assurance that we will continue to meet the financial covenants.  Any breach of the financial covenants by us will constitute an event of default under the credit and security agreement.  The credit and security agreement also provides that any change of control of the Company will be an event of default under the credit and security agreement.  As defined in the credit and security agreement, a change of control includes the acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock.  If Applied Digital Solutions defaults under the IBM credit agreement, the Digital Angel Share Trust will be obligated, upon the request of IBM Credit Corporation, to sell all or a portion of our common stock held by the Trust.  If such sales by the Trust result in a person or group of persons owning, in the aggregate, 25% or more of our common stock, such sales will be deemed to be an event of default under the credit and security agreement.  There can be no assurance that Applied Digital Solutions will not default under the IBM credit agreement or that, upon any such default, IBM Credit Corporation will not cause the sale of more than 25% of our common stock to any person or group of persons.

The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable.  We may not have sufficient funds to repay the outstanding balance on the credit facility upon its maturity.  Accordingly, we may be required to obtain the funds necessary to repay the credit facility either through refinancing the credit facility, the issuance of additional equity or debt securities or the sale of assets.  There can be no assurance that, if needed, we can obtain such refinancing, issue equity or debt securities, or sell assets under terms that are acceptable to us, or at all.  If we are unable to obtain funds to repay this indebtedness on acceptable terms, or at all, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses to the Company and have a material adverse effect on our financial condition.  For these reasons, there can be no assurance that we will be able to repay the credit facility upon its maturity.

The occurrence of any of the foregoing, or any other events of default, under the credit and security agreement would subject us to the risk of foreclosure by Wells Fargo Business Credit on substantially all of our assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.  Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

Sales of our common stock by the Trust may cause a reduction in the market value of our common stock.

If amounts due to IBM Credit Corporation by ADS are not paid when due, or if ADS or the Company otherwise defaults under its credit agreement and ADS’s obligations are accelerated, IBM Credit Corporation will have the right to require the Trust to sell shares of our common stock to provide funds to satisfy the obligations of ADS to IBM Credit Corporation.  It is unlikely that ADS will have the funds required for payment of such obligations when due. The sale of a significant number of shares of our common stock owned by the Trust in a single transaction or in a series of transactions over a short period of time could result in a significant decline in the market value of our common stock.

Historical losses and negative cash flows from operations raise doubt about our ability to continue as a going concern.

The Company has suffered losses and has not generated positive cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The audit report of PricewaterhouseCoopers LLP for each of the years ended December 31, 2001 and 2002 for the AWG financial statements, which became the Company’s historical financial statements in the merger, contained an explanatory paragraph expressing doubt about AWG’s ability to continue as a going concern.  The Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2002 included in this Form 10-Q do not include adjustments that might be required as a result of this uncertainty.  We believe that we have the financial resources to meet our future business requirements for at least the next twelve months.

Our earnings will decline if we write off goodwill.

As of September 30, 2002, we recorded goodwill of $106.2 million.  Due to a new accounting standard that went into effect on January 1, 2002, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually.  There was no impairment of goodwill upon adoption of this standard.  As a result, we will assess the fair value of our goodwill annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value.  If we ever determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill.  Any impairment charge could have a material adverse effect on our financial condition and results of operations.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of September 30, 2002, we had options and warrants outstanding to purchase a total of 9,106,319 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share.  In addition, we had 5,027,899 additional shares of common stock which may be issued in the future under our stock option plans.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred a net loss of $25.0 million for the nine month period ended September 30, 2002. We also recorded a net loss of $17.4 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively. No assurance can be given as to whether or when we will be profitable. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of business units. If we become profitable, of which there is no assurance, we may not be able to sustain or increase profitability. If we fail to achieve and maintain profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Digital Angel Systems segment is expected to incur future losses and may not achieve profitability.

We have invested approximately $14.0 million in the Digital Angel™ product for the period from April 1998 through September 30, 2002.  We expect the Digital Angel Systems segment to incur additional development, sales and marketing, and other general expenses.  As a result, the Digital Angel Systems segment is expected to incur losses for the foreseeable future and will need to generate significant revenues to achieve profitability.  There can be no assurance that the segment will achieve profitability or, if profitability is achieved, that it will be sustained.  The Digital Angel Systems segment’s failure to achieve or sustain profitability would have a material adverse effect on the market value of our common stock.

The Digital Angel Systems segment is the initial stage of operations and may encounter unforeseen difficulties that could negatively affect our business.

The Digital Angel Systems segment is in the initial stage of operations and has generated no substantial revenue. As a result, it has minimal operating history upon which to base an evaluation of its current business and future prospects. The first Digital Angel product was introduced in November 2001.  Moreover, this segment does not currently have any contracts in place that will provide any significant revenue.  Because of this segment’s lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect its business.  This segment’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets.  This segment could encounter risks and difficulties in its new and rapidly evolving market, especially given its lack of operating history. These risks include the Digital Angel Technology segment’s ability to:

•                       develop and market the Digital Angel product by integrating and miniaturizing new technologies into marketable products and services;

•                       build a customer base;

•                       generate revenues;

•                       compete successfully in a highly competitive market;

•                       access sufficient capital to support growth;

•                       recruit and retain qualified employees;

•                       introduce new products and services; and

•                       build technology and support systems.

Each of these risks could lead to unforeseen expenses or losses, which could have a material adverse effect on our financial condition and results of operations.

Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our business.

Our success depends significantly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property, including those relating to the Digital Angel technology, will prevent its misappropriation or circumvention of our intellectual property.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others.  Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

Domestic and foreign government regulation and other factors could impair our ability to develop and sell our products in certain markets.

The electronic animal identification market can be negatively affected by such factors as food safety concerns, consumer perceptions regarding cost and efficacy, international technology standards, national infrastructures, and slaughterhouse removal of microchips.

We are also subject to federal, state and local regulation in the United States, including regulation by the United States Food and Drug Administration (FDA), United States Federal Communications Commission (FCC) and the United States Department of Agriculture (USDA), and in other countries.  We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets.  We are required to obtain regulatory approval before marketing most or our products.  The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products.  Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations.  Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

We rely heavily on sales to government contractors of our animal identification products, and any decline in the demand by these customers for our products could negatively affect our business.

Many of the principal customers for electronic identification devices for fish are government contractors that rely on funding from the United States government.  Since these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products.  Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations and result in a decline in the market value of our common stock.

We depend on a single production arrangement for our animal identification products, and the loss of or any significant reduction in the production could have an adverse effect on our business.

We rely solely on a production arrangement with Raytheon Corporation for the assembly of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations.  In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis.  Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility.  Moreover, if Raytheon terminates our production arrangement, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.  The failure to make such an alternative production arrangement could have an adverse effect on our business.

We depend on principal customers.

For the nine months ended September 30, 2002, two customers of our Animal Applications segment accounted for a large portion of our gross revenue.  USAED and Schering-Plough Pharmaceutical accounted for 16.7% and 14.8% of our gross Animal Applications revenues, respectively. In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We compete with other companies in the visual and electronic identification market, and the products sold by our competitors could become more popular than our products or render our products obsolete.

The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc.  Neither Datamars nor Avid has been granted a U.S. license to use our implantable technology.

In addition, other companies could enter this line of business in the future.  Certain of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and those competitors may develop or market technologies and products that are more widely accepted than ours or that would render our products obsolete or noncompetitive.  We are not aware of any other competitors currently marketing products that would compete with the Digital Angel product.  However, we are aware of several potential competitors that have expressed an interest in similar technologies.  We are unaware of any actual sales of a competing product.  If such competitors enter the market and compete with the Digital Angel product, such competition could have a material adverse effect on our business.

We are subject to risks as a result of our foreign operations.

We maintain operations outside of the United States, which subjects us to risks that are inherent in international operations, including the risk that:

•                       it is more difficult to enforce agreements and collect receivables through certain foreign legal systems;

•                       foreign customers may have longer payment cycles than customers in the United States;

•                       tax rates in some foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•                       general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries;

•                       the difficulties associated with managing a large organization spread throughout various countries may adversely affect our business in those countries; and

•                       required compliance with a variety of foreign laws and regulations may prove onerous and adversely affect our operations abroad.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.  These and other factors may have a material adverse effect on our international operations or our business as a whole.

Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.

We generate a portion of our sales and incur a portion of our expenses in currencies other than U.S. dollars.  To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

We depend on a small team of senior management, and we may have difficulty attracting and retaining additional personnel.

Our future success will depend in large part upon the continued services and performance of senior management and other key personnel.  If we lose the services of any member of our senior management team, our overall operations could be materially and adversely affected.  In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed.  Competition for these individuals is intense.  We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises.  Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.

The Digital AngelTM technology is not proven, and we may not be able to develop products from this unproven technology.

The Digital Angel Systems segment depends on the development, integration, miniaturization and successful marketing of several advanced technologies that have not previously been integrated or used as anticipated by this segment. The Digital Angel Systems segment depends upon advanced technology, including: wireless communication, biosensors, motion determination and global positioning system capabilities. Many of these technologies are unproven or relatively new.  These technologies have not been previously integrated or miniaturized into a commercial product.  No assurances can be given as to when or if the Digital Angel product will be successfully marketed. Our ability to develop and commercialize products based on our proprietary technology will depend on our ability to develop our products internally on a timely basis or to enter into arrangements with third parties to provide these functions.  Our failure to develop and commercialize products successfully could have a material adverse effect on our financial condition and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued FAS 141 Business Combinations and FAS 142 Goodwill and Other Intangible Assets.  FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards have the impact of eliminating our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142.  Future impairment reviews may result in periodic write-downs.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supersede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on our operations or financial position.

In May 2002, the FASB issued FAS 145, Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections.  FAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which require gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well.  This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13.  The Company does not expect that adoption of FAS 145 will have a material impact on its operations or financial position.

In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  FAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan.  We are required to adopt of FAS 146 on January 1, 2003.  The Company has not yet determined what impact the adoption of FAS 146 will have on its operations and financial positions.

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

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings with the Securities and Exchange Commission.  Since the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the Company’s internal controls.

PART II      OTHER INFORMATION

Item 1.                    Legal Proceedings.

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, “Plaintiffs”) filed suit against Customized Services Administrators, Incorporated (“CSA”), Pricesmart, Inc. (“Pricesmart”), Commercial Union Insurance Company (“Commercial Union”), CGU Insurance Group, and the Company (collectively the “Defendants”) in the Superior Court of the State of California in and for the County of Santa Clara.  The allegations of the complaint arise from a vacation guarantee insurance policy (the “Insurance Contract”) allegedly purchased by Plaintiffs from Defendants on March 6, 2000.  The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the “Deceased”) and the intentional infliction of emotional distress on Plaintiffs.  The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney’s fees and costs, and exemplary damages.

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

Item 2.                    Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following table lists all unregistered securities sold by the Company between July 1, 2002 and September 30, 2002.  These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Name/Entity/Nature	Number of Persons	Note	Issued For	Number of Common Shares

Redington, Inc.	1	1	Services	50,000
Total				50,000

1.                    Represents a warrant to purchase 50,000 shares at $3.60 per share, which is exercisable for five years beginning June 27, 2002.

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

The following exhibits are filed with this Quarterly Report on Form 10-Q:

99.1                         Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                         Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On October 31, 2002, the Company filed a Current Report on Form 8-K dated October 30, 2002 in which the Company reported that it entered into a $5.0 million credit facility with Wells Fargo Business Credit, Inc.

On November 4, 2002, the Company filed a Current Report on Form 8-K/A-1 dated October 30, 2002 to file the correct copy of Exhibit 10.1 to the Form 8-K filed on October 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: November 12, 2002	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance, Chief
Financial Officer

CERTIFICATIONS

I, James P. Santelli, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Digital Angel Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                                      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JAMES P. SANTELLI
James P. Santelli
Chief Financial Officer
Digital Angel Corporation

I, Randolph K. Geissler, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Digital Angel Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ RANDOLPH K. GEISSLER
Randolph K. Geissler
Chief Executive Officer
Digital Angel Corporation

INDEX TO EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

99.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.