Form 10-K
period 2002-12-31
DIGITAL ANGEL CORP
filed 2003-03-31
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 1-15177

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1233960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

490 Villaume Avenue, South St. Paul, MN	55075
(Address of Principal Executive Offices)	(Zip Code)

(651) 455-1621
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	American Stock Exchange

$.005 per share par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,151,126.  The registrant has no non-voting common equity.

As of the close of business on March 10, 2003, there were 26,767,889 shares outstanding of the issuer’s $0.005 per share par value common stock.

Documents Incorporated by Reference

                Items 10, 11 and 12 and 13 of Part III of this Annual Report on Form 10-K incorporate certain information by reference from the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s last fiscal year, which ended December 31, 2002.

DIGITAL ANGEL CORPORATION

PART I

Item 1.                    Business

References in this Form 10-K to “we,” “us,” “our,” “our company,” and “Digital Angel Corporation” mean Digital Angel Corporation and our subsidiaries, unless the context otherwise requires.

Overview

                We were incorporated in Delaware on December 1, 1981 as Medical Advisory Systems, Inc. (“MAS”) to provide medical assistance and technical products and services. On March 27, 2002, we completed a merger pursuant to which Digital Angel Acquisition, then a wholly-owned subsidiary of MAS, merged with and into Digital Angel Corporation, which was then a 93.0%-owned subsidiary of Applied Digital Solutions, Inc. (ADS). In the merger, the corporate existence of Digital Angel Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed “Digital Angel Technology Corporation,” and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85.0%-owned subsidiary. These two subsidiaries, along with Digital Angel Corporation, comprised ADS’s Advanced Wireless Group (AWG). As a result of this contribution by ADS, Timely Technology became a wholly-owned subsidiary of Digital Angel Corporation and Signature Industries became an 85.0%-owned subsidiary. Prior to the merger with Digital Angel Corporation, ADS owned 850,000 shares of MAS’s common stock, representing approximately 16.3% of the outstanding common stock of MAS.  In the merger, the shares of Digital Angel Technology Corporation owned by ADS were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock. Further, at the time of the merger, ADS transferred to the Digital Angel Share Trust (“Digital Angel Share Trust” or “Trust”), a newly created Delaware business trust, all shares of the Company’s common stock beneficially owned by ADS. The Trust is the owner of and, through its Advisory Board, votes all these 19,600,000 shares of the Company and has the ability to elect the Board of Directors of the Company. The Trust arose as a condition of the merger. In the event of a default of certain obligations of ADS, the shares owned by the Trust may be sold or otherwise disposed of to satisfy such obligations.

                The merger has been treated as a reverse acquisition for accounting purposes, with AWG treated as the accounting acquirer. Accordingly, the historical combined financial statements of AWG became those of Digital Angel Corporation, and the acquisition of MAS was accounted for under the purchase method of accounting.

                Following the merger, the scope of our business was expanded to include the development and commercialization of proprietary technologies used to identify, locate and monitor people, animals and objects. Our business is presently organized into four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems. We are located at 490 Villaume Avenue, South St. Paul, MN 55075. Our telephone number is 651-455-1621.

Animal Applications

                Our Animal Applications segment develops, manufactures and markets radio, electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide.

                The Animal Applications segment’s radio frequency identification products consist of miniature electronic microchips, readers and injection systems. We hold patents on our syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code for the animal in which it is implanted. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated reader device uses radio frequency to interrogate the microchip and read the code.

                The Animal Applications segment’s pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Pharmaceutical under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. The Animal Applications segment also has distribution agreements with a variety of other companies outside the United States to market our products. The Animal Applications segment has an established infrastructure with readers placed in approximately 70,000 global animal shelters and veterinary clinics. Over 1.7 million companion animals in the United States have been enrolled in the database, resulting in approximately 5,000 pet recoveries in the United States each month. We have multi-year distribution agreements with major customers including, Schering-Plough, Merial and Dainippon, that provide for exclusive distribution rights in selected geographic areas.

                In addition to pursuing the market for permanent identification of companion animals, the Animal Applications segment also produces visual and electronic identification products, principally for livestock producers. Visual identification products typically include numbered ear tags. The Animal Applications segment also produces and markets products for the permanent electronic identification of livestock.

                The United States Department of Agriculture (USDA) has given clearance for implanting microchips in food animals, enabling us to market our electronic identification products to the United States livestock market. Implantation of the segment’s electronic microchips was previously cleared by the United States Food and Drug Administration (FDA), subject to a determination by USDA as to anatomical implant sites in livestock animals. The USDA has identified four implantation sites, all in inedible tissue, where it has been demonstrated there will be minimal or no migration of the implanted device. We are now able to actively promote our implantable system in the United States, and we anticipate that USDA clearance will result in increased use of microchips in connection with disease control programs.

                Some of the Animal Applications segment’s customers, such as the U.S. Department of Energy (DOE), track fish to learn migratory patterns for research and fishing purposes. Our fish scanning system has become DOE’s standard system, and we have been installing our high-speed scanners at selected dam sites in the Columbia River basin since 1998.

                We rely heavily on a few customers for sales of our electronic animal identification products.  For the year ended December 31, 2002, five customers accounted for 30.4% of our consolidated revenues.  The principal customers for electronic identification devices for fish are government contractors that rely on funding from the United States government.  Since these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products.  The loss of one or more of these customers would have a material adverse effect on our business.

                We rely solely on a production arrangement with Raytheon Corporation, which includes firm price quotations for our estimated annual production needs, for the manufacture of our syringe-injectable microchips that are used in all of our electronic identification products, including our electronic animal identification products.

Wireless and Monitoring

                Our Wireless and Monitoring segment is in the initial stage of operations. This segment develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its

Digital Angel™ technology. The Digital Angel™ technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems).

                After the Digital Angel™ technology gathers location data and local sensory data and communicates that data to an operations center, the operations center can perform an action based on the data received (such as alert a doctor or update shipment information). We plan to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management. These products have been in the developmental stage since April 1998.  The first Digital Angel™ technology product — a biosensor chip linked to GPS — was launched in November 2001.  This product has not generated any significant revenue through December 31, 2002.

                We have developed a system for managing the data to be communicated from products using the Digital Angel™ technology. We refer to this system as the Digital Angel Delivery System (DADS). DADS manages data in an application-specific format. DADS works by combining highly complex software that is responsible for data collection and delivery with the advanced infrastructure needed to operate it. The DADS software is divided into the following interconnected functional areas:

•        Data Collection.  This component acquires real-time data (such as location, temperature and identifying information) from the devices incorporating the Digital Angel™ technology.  DADS collects the data received from devices using the technology, identifies the source of data and routes it to the appropriate middle tier components.

•        Business Intelligence.  This component incorporates the data storage capabilities, data analysis functions, application specific algorithms and the notification engine.

•        Data Delivery.  This component provides data storage, retrieval services and a delivery service, which allow information delivery via a variety of channels (such as web browsers, wireless devices, cell phones, pagers, e-mail, embedded devices or other devices).

                The Wireless and Monitoring segment also is engaged in the business of developing a broad spectrum of software and systems, including management information systems used in our Animal Applications business and processing the data associated with product returns for customers on a contract basis.

GPS and Radio Communications

                Signature Industries, located in the United Kingdom, operates our GPS and Radio Communications business. This segment consists of the design, manufacture and support of secure GPS enabled search and rescue equipment (such as personal locator beacons) and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. This segment includes the design, manufacture and distribution of intrinsically safe sounders (horn alarms) for industrial use and other electronic components. This segment also includes a growing business in high grade communications equipment leasing and complementary data systems that customers can use to locate and monitor their assets.

                The GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our GPS and Radio Communications business.

Medical Systems

                This segment is comprised of a staff of logistics specialists and physicians operating from our medical telecommunications response center that provides medical assistance services and interactive medical information services to people traveling anywhere in the world, 24 hours per day, 7 days per week. Assistance is provided by telephone, satellite, high frequency radio, fax, Internet and telex. The primary market for our services is the maritime industry and the international travel insurance and assistance industry. Services include coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies or managed care organizations. We also offer medical training services to the maritime industry.

                We also sell a variety of kits containing pharmaceutical and medical supplies. Included in the kits are prescription and nonprescription medications, controlled substances, medical equipment and expendable medical supplies. The kits include our proprietary pharmaceutical manual, which provides information on proper storage, use and inventory control. All medications are specially labeled for use in our system. We directly supply pharmaceuticals to our maritime and airline customers through our pharmaceutical warehouse facility located in Owings, Maryland.

Financial Information About Segments

                Revenues from our various segments can be broken down as follows:

	For the Years Ended
	December 31,
(In thousands)	2002	2001	2000

Animal Applications	$20,379	$22,074	$6,618
Wireless and Monitoring	1,503	2,520	2,647
GPS and Radio Communications	10,022	11,144	12,986
Medical Systems	1,727	—	—

                Refer to the segment information in Note 18 to our Financial Statements.

Competition

                Principal methods of competition in all of our segments include geographic coverage, service and product performance.

Animal Identification Market

                The animal identification market is highly competitive. Our principal competitors in the visual identification market are AllFlex USA, Inc. and Y-Tex Corporation and our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Plc.

Wireless and Monitoring

                Our principal competitor in this area is Whereify Wireless, Inc. We are not aware of any other competitors currently marketing products that compete with the Digital Angel™ product. However, we are aware of several potential competitors that have expressed an interest in developing and marketing similar technologies. There is no substantial revenue from product sales of any participant in this market.

GPS and Radio Communications

                Our principal competitors in this area are Tadiran Spectralink Ltd., H.R. Smith Group of Companies, Becker Avionic Systems, A.C.R. Electronics Inc. and Securicor Information Systems Ltd.

Medical Systems

                We compete in the maritime medical advice market with a few foreign government-operated entities. Further, we are aware of several U.S. companies, as well as hospitals, that provide radio medical advice to ships at sea. While we believe we have a competitive advantage, the barriers to entry into this market are relatively low, and there can be no assurance that other companies will not commence operations similar to those provided by us and generate competition that does not now exist.  We are not aware of direct competitors with our interactive medical information services. However, we believe that there are many service providers and other physician groups that could deliver competing services. Therefore, there is no assurance that other companies will not commence competing operations and generate greater competition than now exists.

                The pharmaceutical and medical supply business is highly competitive. There are a number of large and small businesses operating in this segment that directly compete with the company. The company’s competitive advantages are the logistical expertise of our personnel and our dynamic product sourcing systems and capabilities. Our competitive disadvantage is the disparity between our overall product volumes when compared to our largest competitor, which is Universal Marine Medical Supply.  This competitor’s volume is considerably greater than ours, putting the competition in the position to benefit from more preferred pricing from some manufactures and distributors than is available to our company.

Raw Materials

                We did not experience any significant or unusual problems in the purchase of raw materials or commodities.  We depend on a single production arrangement with a vendor for the manufacture of our patented syringe-injectable microchips that are used in our implantable electronic identification products.  While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, during the recent past, we have not experienced significant problems or issues procuring any essential materials, parts or components.

Patents and Trademarks

                We own various patents and trademarks which we consider in the aggregate to constitute a valuable asset.  We consider several of our patents offer a significant competitive advantage and/or barriers to entry in the Animal Applications and Wireless and Monitoring segments.

Backlog

                We generally produce goods to fill orders received and anticipated orders based on distributors’ forecasts, and we also maintain inventories of finished goods to fill customer orders with short lead times.  As a result, we generally do not have a significant backlog of orders, and any such backlog is not indicative of future sales.

Research and Development

                During 2002, we spent $2.4 million on research and development activities relating to the development of new products or improvements of existing products.  We spent $5.1 million in 2001 and $2.2 million in 2000 on research and development activities.

Environmental Matters

                We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Seasonality

                Our Animal Applications segment’s revenues and operating income can be affected by the timing of animal reproduction cycles.  Our other business segments are not considered to be seasonal.

Employees

                As of March 10, 2003 we have 252 full time employees, including eight in management, 22 in sales positions, 50 in administrative positions, 62 in technical positions and 110 in production positions. We also have two part-time physicians and nine physicians under contract to provide services to us.  Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2005.  We believe our relations with our employees are good.

Government Regulation

                We are subject to federal, state and local regulation in the United States, including the FDA and Federal Communications Commission (FCC). We are also subject to regulation by government entities in other countries.

United States Regulation

                Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine and the FDA has determined that our product, as presently configured, is unregulated. As of December 31, 2002, Digital Angel™ products do not incorporate FDA regulated components. However, any applications directly related to medical information will require further FDA approval. The Digital Angel™ products have also been approved by the FCC. Our insecticide products require approval by the United States Environmental Protection Agency, which has been obtained.

                The FCC has licensed the company to operate a limited coast, high frequency single-side-band (SSB) radio station.  This radio station is used in connection with our maritime services. The United States Department of Justice and the United States Drug Enforcement Administration (DEA) also monitor our distribution of controlled substances. The DEA and the Maryland Board of Pharmacy have licensed the Company for the distribution of pharmaceuticals. We do not hold any medical licenses, but we use the services of licensed physicians.

                We are also taking steps to establish procedures to ensure compliance with the Health Insurance Portability and Accountability Act (HIPAA), which takes effect on April 15, 2003. HIPAA will require us to implement certain procedures to maintain the privacy of our customer’s medical information.  We expect to be in full compliance with the requirements of HIPAA by April 15, 2003.

Regulation Abroad

                Our products are subject to compliance with applicable regulatory requirements in those foreign countries where our products are sold. The contracts we maintain with our distributors in these foreign countries generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which these distributors sell our products.

Financial Information About Geographic Areas

                Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:

(In thousands)	United States	United Kingdom	Consolidated / Combined

2002
Net revenue	$23,609	$10,022	$33,631
Long-lived assets excluding goodwill and other intangible assets, net	6,977	792	7,769
2001
Net revenue	$24,594	$11,144	$35,738
Long-lived assets excluding goodwill and other intangible assets, net	13,558	918	14,476
2000
Net revenue	$9,265	$12,986	$22,251
Long-lived assets excluding goodwill and other intangible assets, net	4,449	959	5,408

Forward-Looking Statements and Associated Risks

                We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934.  Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties.  No assurance can be given that the results reflected in any forward-looking statements will be achieved.  Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made.  Our forward-looking statements are based on assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision.  Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

                In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us.  Some of these important factors, but not necessarily all important factors, include the following:

Historical losses and negative cash flows from operations raise doubt about our ability to continue as a going concern.

                The Company has suffered losses and has not generated positive cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The audit reports of Eisner LLP for the year ended December 31, 2002 for the Company and PricewaterhouseCoopers LLP for each of the two years ended December 31, 2001 and 2000 for AWG financial statements, which became our historical financial statements in the merger, contained an explanatory paragraph expressing doubt about the Company’s and AWG’s ability to continue as a going concern.  We believe that we have the financial resources to meet our future business requirements for at least the next 12 months.

The Company’s majority stockholder, Digital Angel Share Trust, owns 73.2% of the Company’s common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

                The Trust is the beneficial owner of 73.2% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

                The Trust is controlled by an independent advisory board, and there can be no assurance as to how the advisory board and the Trust will exercise control over us.  The Trust and the advisory board may support actions that are contrary to or conflict with the interests of the other stockholders.

                Upon the request of IBM Credit LLC (IBM Credit), the Digital Angel Share Trust is obligated to sell the shares of our common stock owned by the Trust for the benefit of IBM Credit if ADS fails to make payments to IBM Credit or otherwise defaults under the credit agreement with IBM Credit. ADS was required to repay $29.8 million of the $77.2 million outstanding principal balance owed to IBM Credit, plus $16.4 million of accrued interest and expenses on or before February 28, 2003.  ADS did not make such payment on February 28, 2003.  On March 3, 2003, IBM Credit notified ADS that it had until March 6, 2003 to make the payment.  ADS  did not make the payment on March 6, 2003 as required.  In addition, ADS’s IBM Credit Agreement contains debt covenants made by ADS relating to its financial position and performance, as well as our financial position and performance.  In the absence of a waiver or amendment to such financial covenants, noncompliance constitutes an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it.  On September 30 and November 1, 2002 the IBM Credit Agreement was amended. The amendment reduced our current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements as defined in the IBM Credit Agreement for the quarters ended September 30, 2002 and December 31, 2002. As of December 31, 2002, we were out of compliance with the amended debt covenants. IBM did not provide a waiver for the noncompliance.

                ADS’s failure to comply with the payment terms imposed by IBM Credit and our failure to maintain compliance with the debt covenants of the IBM Credit Agreement constitute events of default.  On March 7, 2003, IBM Credit notified ADS that an event of default had occurred and IBM Credit would immediately commence exercising any and/or all of its rights and remedies.  IBM Credit, ADS, the Company and other parties entered into a Forbearance Agreement dated March 24, 2003 with respect to such defaults and ADS’s obligations under the IBM Credit Agreement.  Under the Forbearance Agreement, ADS must retain an investment bank to sell the Company’s shares owned by the Trust. The effective date of the Agreement is no later than March 31, 2003, and ADS must hire the investment bank within 30 days after the effective date of the Agreement.  Under the Forbearance Agreement, we agreed to cooperate in selling the shares owned by the Trust. Such sales may be in private transactions or in the public market. We will have little or no control over any such sales.  We can give no assurance as to when or how shares of our common stock will be sold, as to who will purchase such shares, or as to the number of shares that may be sold at any given time. As a result, the duration of the Trust’s control over us, the identity of any parties which may acquire control of us and the market price of our stock if and when such sales commence is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.

The terms of our credit facility subject us to the risk of foreclosure on substantially all of our assets.

                Effective October 30, 2002, we entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). Our credit facility provides for borrowings up to 80% of eligible receivable, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  The outstanding principal balance of the credit facility bears interest at an annual rate equal to prime rate plus three percentage points.  At December 31, 2002, the annual interest rate on the credit facility was 7.25%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of December 31, 2002, we had $701,000 of borrowing availability under our credit facility.

                The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2002 and 2003. Any breach of the financial covenants by us will constitute an event of default under the Credit and Security Agreement. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock or our current President and Chief Executive Officer ceases to actively manage the Company’s day to day business activities. As of December 31, 2002, we were out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. We have obtained a waiver of these covenant violations from Wells Fargo. There can be no assurance that we will continue to comply with the financial covenants of our Credit and Security Agreement, that an event of default will not occur or that we can continue to obtain waivers of any events of default.

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

                As described above, in connection with defaults under the IBM Credit Agreement, IBM Credit, ADS and the Company have entered into the Forbearance Agreement under which ADS must retain an investment bank within approximately 30 days to sell the shares owned by the Digital Angel Share Trust. If such sales by or on behalf of the Trust result in another person or group of persons owning, in the aggregate, 25% or more of our common stock, such sales will be deemed to constitute an event of default under our Credit and Security Agreement.

                The occurrence of any of the foregoing or any other events of default under the Credit and Security Agreement would subject us to the risk of foreclosure by Wells Fargo on substantially all of our assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.  Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

Sales of our common stock by the Trust may cause a reduction in the market value of our common stock.

                As described above, in connection with defaults under the IBM Credit Agreement, IBM Credit, ADS and the Company have entered into the Forbearance Agreement under which ADS must retain an investment bank within approximately 30 days to sell the shares owned by the Digital Angel Share Trust. The sale of a significant number of shares of our common stock owned by the Trust in a single transaction or in a series of transactions over a short period of time could result in a significant decline in the market value of our common stock.

Our earnings will decline if we write off goodwill and other intangible assets.

                As of December 31, 2002, we had recorded goodwill of $47.5 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the first quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142 and recorded no impairment of our goodwill.  During the fourth quarter of 2002, we performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows.  An evaluation of the Wireless and Monitoring and Medical Systems reporting units indicated that $31.5 million and $25.9 million of goodwill, respectively, was impaired. Accordingly, we recorded an impairment charge of $57.4 million in the fourth quarter of 2002. Factors contributing to the impairment charge were a longer than anticipated timeframe in developing the new Digital Angel™ technology for the Wireless and Monitoring reporting unit and a change in business focus for the Medical Systems reporting unit. We will assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value.

These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

                As of December 31, 2002, we had options and warrants outstanding to purchase a total of 9,105,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share, with a weighted average exercise price of $2.44.  In addition, we had 2,370,000 additional shares of common stock which may be issued in the future under our stock option plans.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

                We incurred a net loss of $92.4 million for the year ended December 31, 2002. We also recorded a net loss of $17.4 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively. No assurance can be given as to whether or when we will be profitable. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of business units. If we become profitable, of which there is no assurance, we may not be able to sustain or increase profitability. If we fail to achieve and maintain profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Wireless and Monitoring segment is expected to incur future losses and may not achieve profitability.

                We have invested approximately $12 million in the Digital Angel™ product for the period from April 1998 through December 31, 2002.  We expect the Wireless and Monitoring segment to incur additional development, sales and marketing, and other general expenses.  As a result, the Wireless and Monitoring segment is expected to incur losses for the foreseeable future and will need to generate significant revenues to achieve profitability.  There can be no assurance that the segment will achieve profitability or, if profitability is achieved, that it will be sustained.  The Wireless and Monitoring segment’s failure to achieve or sustain profitability would have a material adverse effect on the market value of our common stock.

The Wireless and Monitoring segment is the initial stage of operations and may encounter unforeseen difficulties that could negatively affect our business.

                The Wireless and Monitoring segment is in the initial stage of operations and has generated no substantial revenue. As a result, it has minimal operating history upon which to base an evaluation of its current business and future prospects. The first Digital Angel product was introduced in November 2001.  Moreover, this segment does not currently have any contracts in place that will provide any significant revenue.  Because of this segment’s lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect its business.  This segment’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets.  This segment could encounter risks and difficulties in its new and rapidly evolving market, especially given its lack of operating history. These risks include the Wireless and Monitoring segment’s ability to:

•                          develop and market Digital Angel products by integrating and miniaturizing new technologies into marketable products and services;

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

                We are also subject to federal, state and local regulation in the United States, including regulation by the FDA, FCC and the USDA, and in other countries.  We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets.  We are required to obtain regulatory approval before marketing most of our products.  The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products.  Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations.  Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

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

We depend on a single production arrangement with Raytheon Corporation for our patented syringe-injectable microchips, and the loss of or any significant reduction in the production could have an adverse effect on our business. We have no formal written agreement with Raytheon Corporation for the production of our microchips.

                We rely solely on a production arrangement with Raytheon Corporation (“Raytheon”) for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. In addition, we have no formal written agreement with Raytheon for the production of our microchips. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations.  In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis.  Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production.  Moreover, if Raytheon terminates our production arrangement, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.  The failure to make such an alternative production arrangement could have an adverse effect on our business.

We depend on principal customers.

                For the year ended December 31, 2002, five customers — Schering Plough, US Army Corp of Engineers, Biomark, Pacific States and San Bernardino County — accounted for 30.8% of our consolidated revenues. In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.  No individual customer accounted for 10% or more of our revenues in 2002.

We compete with other companies in the visual and electronic identification market, and the products sold by our competitors could become more popular than our products or render our products obsolete.

                The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc.  Neither Datamars nor Avid has been granted a U.S. license to use implantable technology.

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

                We have employment agreements with certain key personnel including our President and Chief Executive Officer.  The agreement with our President and Chief Executive Officer provides for specific payments in the event of a change in control of the Company, as defined.

The Digital AngelTM technology is not proven, and we may not be able to develop products from this unproven technology.

                The Wireless and Monitoring segment depends on the development, integration, miniaturization and successful marketing of several advanced technologies that have not previously been integrated or used as anticipated by this segment. The Wireless and Monitoring segment depends upon advanced technology, including wireless communication, biosensors, motion determination and global positioning system capabilities. Many of these technologies are unproven or relatively new.  No assurances can be given as to when or if the Digital Angel product will be successfully marketed. Our ability to develop and commercialize products based on our proprietary technology will depend on our ability to develop our products internally on a timely basis or to enter into arrangements with third parties to provide these functions.  Our failure to develop and commercialize products successfully could have a material adverse effect on our financial condition and results of operations.

Item 2.                                                         Properties

We own a 79,692 square foot (gross building area) masonry and steel industrial two-building complex located in South St. Paul, Minnesota that is currently occupied by our administrative, sales, engineering and manufacturing operations, plus three lessees. We occupy 53,800 square feet of the space. The portions of the buildings that we occupy have 6,000 square feet of office area, nine loading docks, one drive-in door and 13 to 16 foot clear ceilings. The South St. Paul property is encumbered by a mortgage in the aggregate principal amount of $2.4 million.

                Our Medical Systems division’s facilities currently consist of a campus of three buildings: a 12,000 square foot facility that contains two custom designed call centers and administrative offices; a 4,800 square foot facility that contains our computer technology center and our maritime pharmacy; and a third facility consisting of a two-story structure with approximately 3,000 square feet of usable office and storage space. The three buildings are owned by us and located on 1.44 acres of commercial land in Owings, Maryland, approximately 20 miles from Washington, D.C. The Owings, Maryland property is encumbered by a mortgage in the aggregate principal amount of $910,000.

                Our Wireless and Monitoring division currently leases a 12,000 square foot facility in a modern technology park in Riverside, California.  The facility contains office and engineering space and a data processing technology center.  The facility lease expires on December 31, 2003.

                Our GPS and Radio Communications division leases, under a long-term lease, a 60,000 square foot building located in Thamesmead, London that is currently occupied by administrative, sales, engineering and manufacturing personnel.  In addition, this division leases three single-story buildings totaling 5,400 square feet within a small industrial estate in Springburn, Glasgow for manufacturing operations.

                We consider our properties to be suitable and adequate for their present purposes, well maintained and in good operating condition.

Item 3.                                                         Legal Proceedings

                On May 29, 2001, Janet Silva, individually and as Guardian ad litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, “Plaintiffs”) filed suit against Customized Services Administrators, Incorporated (CSA), Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and us (collectively, “Defendants”) in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the “Insurance Contract”) allegedly purchased by the Plaintiffs from the Defendants on March 6, 2000. The complaint alleges, among other things, that the Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the “Deceased”) and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorneys’ fees and costs, and exemplary damages.

                CSA outsourced its travel assistance services to MAS.  CSA has filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the Plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim and are vigorously contesting all aspects of this action.

                We and our subsidiaries are party to various other legal proceedings. In our opinion, these proceedings, either individually or in the aggregate, are not likely to have a material adverse effect on our financial condition, cash flows or results of operations. The estimate of the potential impact on our financial position, cash flows or results of operations for the above legal proceedings could change in the future.

Item 4.                                                         Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                                                         Market for Registrant’s Common Equity and Related Stockholder Matters

                Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “DOC.” The following table shows the high and low sales prices for our common stock as reported on AMEX for the periods indicated. On March 10, 2003, the last reported sale price of our common stock was $1.35. As of March 10, 2003, there were 26,767,889 shares of our common stock issued and outstanding, and we had 132 stockholders of record.

	High	Low
YEAR ENDED DECEMBER 31, 2002
First Quarter	$7.35	$2.90
Second Quarter	$7.75	$2.01
Third Quarter	$3.74	$1.50
Fourth Quarter	$3.02	$2.09
YEAR ENDED DECEMBER 31, 2001
First Quarter	$4.50	$3.00
Second Quarter	$4.30	$2.01
Third Quarter	$5.40	$1.75
Fourth Quarter	$8.44	$2.25

                We did not declare or pay dividends on our common stock in the years ended December 31,  2002 or 2001. We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.                                                         Selected Financial Data

                The following selected financial data should be read in conjuction with our financial statements and related notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from the consolidated financial statements of Digital Angel Corporation for the year ended December 31, 2002 which have been audited by Eisner LLP and the combined financial statements of the Advanced Wireless Group for the years ended December 31, 2001, 2000 and 1999 and the seven-month period ended December 31, 1998, which have been audited by PricewaterhouseCoopers LLP. Eisner LLP’s report on the Company’s financial statements contained an explanatory paragraph expressing doubt about the Company's ability to continue as a going concern. Additionally, PricewaterhouseCoopers LLP’s report on the combined financial statements contained an explanatory paragraph expressing doubt about AWG’s ability to continue as a going concern. In addition, PricewaterhouseCoopers LLP was dismissed as AWG’s independent accountant on April 11, 2002. The equity accounts of AWG have been restated based on the common shares received by the former shareholders of AWG in the merger. The inception of AWG was June 1, 1998, the date ADS purchased an 85.0% interest in Signature Industries.

(Amounts in thousands, except per share data)	For the Years Ended December 31,				For the Seven Months Ended December 31,
	2002 (1)	2001	2000 (2)	1999	1998
Results of Operations Data:
Product revenue	$30,946	$33,220	$19,604	$14,380	$9,629
Service revenue	2,685	2,518	2,647	—	—
Total net revenue	33,631	35,738	22,251	14,380	9,629
Cost of products sold	18,293	20,252	11,517	7,964	4,969
Cost of services sold	2,216	2,047	1,434	—	—
Gross profit	13,122	13,439	9,300	6,416	4,660
Selling, general and administrative expense (3)	37,538	22,798	10,792	7,513	3,976
Research and development expense	2,422	5,071	2,235	—	—
Asset impairment charge (4)	63,818	726	—	—	—
Interest income	(2)	(17)	(26)	—	—
Interest expense-Applied Digital Solutions, Inc.	1,806	1,591	—	—	—
Interest expense-others	303	528	115	41	35
Other income	(599)	—	—	—	—
Income (loss) before minority interest and equity in net loss of affiliate	(92,164)	(17,258)	(3,816)	(1,138)	649
Provision for income taxes	—	41	58	—	—
Income (loss) before minority interest and equity in net loss of affiliate	(92,164)	(17,299)	(3,874)	(1,138)	649
Minority interest share of losses	96	217	4	170	102
Equity in net loss (income) of affiliate	(291)	(327)	—	—	—
Net (loss) income	$(92,359)	$(17,409)	$(3,870)	$(968)	$547
Net (loss) income per common share-basic and diluted	$(3.76)	$(0.93)	$(0.21)	$(0.05)	$0.03
Weighted average common shares outstanding-basic and diluted (5)	24,578	18,750	18,750	18,750	18,750
Balance Sheet Data:
Cash and cash equivalents	$214	$596	$206	$139	$1
Property and equipment, net	7,769	14,476	5,408	1,115	1,325
Goodwill and other intangibles, net	48,893	72,876	77,645	2,713	2,937
Total assets	67,798	107,379	95,344	9,239	10,704
Long-term debt and notes payable	3,314	2,425	2,463	—	—
Total debt	4,130	85,227	2,503	—	748
Minority interest	298	394	612	616	786
Total stockholders’ equity	55,012	16,116	87,809	5,574	5,548
Other Financial Data:
Depreciation and amortization	$3,638	$12,331	$2,962	$565	$348
Net cash provided by (used in) operating activities	(2,730)	(3,196)	(1,432)	14	248
Net cash provided by (used in) investing activities	(567)	(1,307)	1,066	(88)	(315)
Net cash provided by financing activities	2,593	4,893	433	212	68
Capital expenditures	1,439	1,310	758	106	73

(1)                                Includes the results of operations of Medical Advisory Systems from March 27, 2002.

(2)                                 Includes the results of operations of (i) Timely Technology from April 1, 2000 and (ii) Destron Fearing Corporation from September 8, 2000.

(3)                                Selling, general and administrative expense includes management fees paid to ADS of $193, $771, $262, $241, and $121 for the years ended December 31, 2002, 2001, 2000 and 1999 and for the seven-month period ended December 31, 1998, respectively.

(4)                                Asset impairment expense for 2002 consists of a goodwill impairment charge of $57,406 and an asset impairment charge of $6,412 related to the write off of an exclusive perpetual license to a digital encryption and distribution software system.  Asset impairment expense for 2001 relates to a goodwill impairment.

(5)                                Weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999 have been restated to reflect the number of common shares received by the former shareholders of the Advanced Wireless Group in the March 27, 2002 merger.

                Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually.

                The following table presents the impact of SFAS No. 142 on our summary financial data as indicated:

	For the Years Ended December 31,				For the Seven Months ended December 31,
(In thousands, except per share data)	2002	2001	2000	1999	1998
Net (loss) income:
Net (loss) income as reported	$(92,359)	$(17,409)	$(3,870)	$(968)	$547
Goodwill amortization	—	8,629	2,529	256	148
Equity method investment amortization	—	1,161	—	—	—
Adjusted net (loss) income	$(92,359)	$(7,619)	$(1,341)	$(712)	$695

Basic and diluted (loss) income per share:
Net (loss) income per share, basic and diluted, as reported	$(3.76)	$(0.93)	$(0.21)	$(0.05)	$0.03
Goodwill amortization	—	0.46	0.13	0.01	0.01
Equity method investment amortization	—	0.06	—	—	—
Adjusted (loss) income per share, basic and diluted	$(3.76)	$(0.41)	$(0.08)	$(0.04)	$0.04

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

                We consist of Digital Angel Corporation and its three subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were known as the Advanced Wireless Group (“AWG”).  DATC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DATC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Before March 27, 2002, the business of DATC was operated in four segments:  Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of Medical Advisory Systems in March 2002, the Company re-organized into four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology segment with our Digital Angel Delivery System segment to form the new Wireless and Monitoring segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other.  Medical Systems reflects the newly acquired MAS business.  Prior period segment information has been restated to reflect our current segment structure.

Critical Accounting Policies and Estimates

                The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an on-going basis, we evaluate these estimates, including those related to inventory obsolescence, goodwill, intangibles and other long-lived assets and income taxes.  We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

                On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test.  During the first quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142 and recorded no impairment of our goodwill.  During the fourth quarter of 2002, we performed the annual impairment test for goodwill using a fair value approach, primarily discounted cash flows.  An evaluation of the Wireless and Monitoring and Medical Systems reporting units indicated that $31.5 million and $25.9 million of goodwill, respectively, was impaired. Accordingly, we recorded an impairment charge of $57.4 million in the fourth quarter of 2002. Factors contributing to the impairment charge were a longer than anticipated timeframe in developing the new Digital Angel™ technology for the Wireless and Monitoring reporting unit and a change in business focus for the Medical Systems reporting unit. We will assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value.  These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. The GPS and Radio Communications segment recorded a $0.7 million impairment charge in 2001.

                Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired.  During the fourth quarter of 2002, we determined that an exclusive perpetual license to a digital encryption and distribution software system that was purchased by ADS in April 2001 and contributed to AWG in 2001 was impaired. Accordingly, we wrote off the net book value of the asset, which resulted in an impairment charge of $6.4 million. There were no write downs of any long-lived assets in 2001 or 2000.

Inventories

                Estimates are used in determining the likelihood that inventory on hand can be sold.  Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory.  Inventory is stated at lower of cost or market, determined by the first-in, first-out method, net of any reserve for obsolete or slow-moving inventory.

Deferred Taxes

                We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Similarly, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

Revenue Recognition

                For product sales, we recognize revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved.  There are no significant post-contract support obligations at the time of revenue recognition.  Our accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers’ contracts, billable upon the occurrence of the post-sale support.  Costs of goods sold are recorded as the related revenue is recognized.  We do not offer a warranty policy for services to customers. For software consulting and development services, we recognize revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders.  It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.  For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract.  Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs.  Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs.  Other revenues are recognized at the time services or goods are provided.

Results of Operations

                The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying consolidated and combined statements of operations included in this report.

	For the Years Ended December 31,
	2002	2001	2000
	%	%	%
Product revenue	92.0	93.0	88.1
Service revenue	8.0	7.0	11.9
Total net revenue	100.0	100.0	100.0

Cost of products sold	54.4	56.7	51.8
Cost of services sold	6.6	5.7	6.4

Gross profit	39.0	37.6	41.8

Selling, general and administrative expense	111.0	61.6	47.3
Management fees — Applied Digital Solutions, Inc.	0.6	2.2	1.2
Research and development expense	7.2	14.2	10.0
Asset impairment	189.8	2.0	—
Interest income	—	—	(0.1)
Interest expense — Applied Digital Solutions, Inc.	5.4	4.4	—
Interest expense — others	0.9	1.5	0.5
Other income	(1.8)	—	—

Loss before taxes, minority interest share of losses and equity in net loss of affiliate	(274.1)	(48.3)	(17.1)

Provision for income taxes	—	0.1	0.3

Loss before minority interest share of losses and equity in net loss of affiliate	(274.1)	(48.4)	(17.4)

Minority interest share of losses	0.3	0.6	—

Equity in net loss of affiliate	(0.9)	(0.9)	—

Net loss	(274.7)	(48.7)	(17.4)

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue

                Revenue from operations for the year ended December 31, 2002 was $33.6 million, a decrease of $2.1 million, or 5.9%, from $35.7 million in the year ended December 31, 2001.

                Revenue for the years ended December 31, 2002 and 2001 for each of the operating segments was as follows (in thousands):

	2002	2001
Animal Applications	$20,379	$22,074
Wireless and Monitoring	1,503	2,520
GPS and Radio Communications	10,022	11,144
Medical Systems	1,727	—
Total	$33,631	$35,738

                The Animal Applications segment’s revenue decreased $1.7 million, or 7.7%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  The decline is due primarily to a decrease in shipments of visual identification tags for Canadian customers, customer inventory adjustments and continued softness in the livestock market during 2002.

                The Wireless and Monitoring segment’s revenue decreased $1.0 million, or 40.4%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to completed client assignments that were not replaced and a delay in the shipment of newly introduced Digital Angel™ products.

                The GPS and Radio Communications segment’s revenue decreased $1.1 million, or 10.1%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily as a result of a reduction in Control Products sales.

                The Medical Systems revenue was $1.7 million for the year ended December 31, 2002.  This segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

                Gross profit for the year ended December 31, 2002 was $13.1 million, a decrease of $0.3 million, or  2.4%, from $13.4 million in the year ended December 31, 2001.  As a percentage of revenue, the gross profit margin was 39.0% and 37.6% for the years ended December 31, 2002 and 2001, respectively.

                Gross profit for the years ended December 31, 2002 and 2001 for each operating segment was as follows (in thousands):

	2002	2001
Animal Applications	$7,499	$7,822
Wireless and Monitoring	110	473
GPS and Radio Communications	4,878	5,144
Medical systems	635	—
Total	$13,122	$13,439

                Gross profit margin for the years ended December 31, 2002 and 2001 for each operating segment was as follows:

	2002	2001
	%	%
Animal Applications	36.8	35.4
Wireless and Monitoring	7.3	18.8
GPS and Radio Communications	48.7	46.2
Medical Systems	36.8	—
Total	39.0	37.6

                The Animal Applications segment’s gross profit of $7.5 million in the year ended December 31, 2002 decreased $0.3 million compared to $7.8 million in the year ended December 31, 2001.  The decline, which was largely offset by the improved margin, was due to the previously mentioned sales decrease.  The gross profit margin increased to 36.8% in the year ended December 31, 2002 as compared to 35.4% in the year ended December 31, 2001 due to a more favorable product mix.

                The Wireless and Monitoring segment’s gross profit decreased $0.4 million, or 76.7%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  Margins decreased to 7.3% in the year ended December 31, 2002 from 18.8% in the year ended December 31, 2001.  The gross profit decrease was primarily due to the sales decline.  The margin percentage declined primarily due to the completion of higher margin contracts.

                The GPS and Radio Communications segment’s gross profit decreased $0.3 million or 5.2% in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  The gross margin percentage increased to 48.7% in the year ended December 31, 2002 compared to 46.2% in the year ended December 31, 2001 due to a favorable shift in the product mix.

                The Medical Systems segment’s gross profit was $ 0.6 million for the year ended December 31, 2002.  The gross margin was 36.8% in the year ended December 31, 2002.  This segment became part of the Company on March 27, 2002.

Selling, General and Administrative Expense

                Selling, general and administrative expense increased $15.3 million, or 69.5%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  This increase was caused primarily by an $18.7 million charge arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of Medical Advisory Systems common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002.  For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all other options, expense was recorded for the fair value of the options converted using the Black-Scholes option pricing model.

                Partially offsetting the non-cash compensation expense is the decrease in amortization expense due to the adoption of SFAS No. 142, which took effect January 1, 2002.  Accordingly, goodwill amortization was not recorded during 2002.

                As a percentage of revenue, selling, general and administrative expense was 111.0% and 61.6% for the years ended December 31, 2002 and 2001, respectively.

                Selling, general and administrative expense for the years ended December 31, 2002 and 2001 for each of the operating segments excluding the $18.7 million charge in 2002 was as follows (in thousands):

	2002	2001
Animal Applications	$6,403	$13,502
Wireless and Monitoring	5,079	2,786
GPS and Radio Communications	6,004	5,739
Medical Systems	1,178	—
Total	$18,664	$22,027

                Selling, general and administrative expense as a percentage of revenue for each of the operating segments for the years ended December 31, 2002 and 2001 for each of the operating segments excluding the $18.7 million charge in 2002 was as follows:

	2002	2001
	%	%
Animal Applications	31.4	61.2
Wireless and Monitoring	337.9	110.6
GPS and Radio Communications	59.9	51.5
Medical Systems	68.2	—
Total	55.5	61.6

                The Animal Applications segment’s selling, general and administrative expense decreased $7.1 million in the year ended December 31, 2002 compared to the year ended December 31, 2001 and as a percentage of revenue decreased to 31.4% from 61.2% in the same respective period.  The decrease is due primarily to the adoption of SFAS No. 142, which took effect on January 1, 2002. Accordingly, goodwill amortization was not recorded during 2002. The decrease was partially offset by increased legal, accounting, and investor relations expenses.

                The Wireless and Monitoring segment’s selling, general and administrative expense increased $2.3 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  Selling, general and administrative expenses increased as a percentage of revenue to 337.9% in the year ended December 31, 2002 compared to 110.6% in the year ended December 31, 2001 as a result of the scale up of marketing personnel, advertising and media programs, legal expenses and infrastructure to support the introduction of Digital AngelTM products and the previously mentioned decrease in sales.

                The GPS and Radio Communications segment’s selling, general and administrative expense increased $0.3 million in the year ended December 31, 2002 to $6.0 million as compared to $5.7 million in the year ended December 31, 2001 due primarily to additional commissions and marketing costs. As a percentage of revenue, selling, general and administrative expenses increased to 59.9% in 2002 from 51.5% in 2001.

                The Medical Systems segment’s selling, general and administrative expense was $1.2 million in the year ended December 31, 2002.  This segment became part of the Company on March 27, 2002.

Management Fees — Applied Digital Solutions, Inc.

                Management fees charged by ADS amounted to $0.2 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively.  These fees were for general and administrative services performed for us.  After March 27, 2002, we no longer paid a management fee to ADS.

Research and Development Expense

                Research and development expense was $2.4 million in the year ended December 31, 2002, a decrease of $2.6 million, or 52.2%, from $5.1 million for the year ended December 31, 2001.  As a percentage of revenue, research and development expense was 7.2% and 14.2% for the years ended December 31, 2002 and 2001, respectively.  Included in research and development expense for 2002 are charges by ADS of approximately $0.3 million for work done by ADS’s research group to support our technology development.

                Research and development expense for the years ended December 31, 2002 and 2001 for each of the operating segments was as follows (in thousands):

	2002	2001
Animal Applications	$1,113	$1,057
Wireless and Monitoring	1,227	4,014
GPS and Radio Communications	82	—
Medical Systems	—	—
Total	$2,422	$5,071

                The decrease in expense is primarily due to the completion of some Digital AngelTM technology development.

Asset Impairment

                Asset impairment expense was $63.8 million and $0.7 million in the years ended December 31, 2002 and 2001, respectively. Asset impairment expense for 2002 consists of a goodwill impairment charge of $57.4 million and an asset impairment charge of $6.4 million related to the write off of an exclusive perpetual license to a digital encryption and distribution software system.  Asset impairment expense for 2001 consists of a goodwill impairment.

Interest Expense

                Interest expense was $2.1 million for each of the years ended December 31, 2002 and 2001.  Interest expense in 2002 and 2001 includes interest expense of $1.8 million and $1.6 million, respectively, on the debt owed to IBM Credit by ADS.  As discussed in Note 1 to the financial statements, this debt was recognized by AWG due to ADS’s default on the loan agreement.  On March 27, 2002, ADS restructured its loan agreement with IBM Credit.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.  Accordingly, ADS assumed this liability on March 27, 2002.

Income Taxes

                The Company and AWG had effective income tax rates of 0.0% in 2002 and 2001, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2002 arise primarily from the non-deductibility of certain expenses and valuation allowances recorded on deferred tax assets resulting from net operating losses.  Differences in 2001 arise primarily from valuation allowances recorded on deferred tax assets resulting from net operating losses, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries filed a separate consolidated federal income tax return through March 27, 2002.  After March 27, 2002, Digital Angel Corporation’s U.S. subsidiaries will file a consolidated federal tax return.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

                Revenue from operations for 2001 was $35.7 million, an increase of $13.5 million, or 60.6%, from $22.3 million in 2000.

                Revenue for the years ended December 31, 2001 and 2000 for each of the operating segments was as follows:

	2001	2000

Animal Applications	$22,074	$6,618
Wireless and Monitoring	2,520	2,647
GPS and Radio Communications	11,144	12,986
Medical Systems	—	—
	$35,738	$22,251

                The Animal Applications segment’s revenue increased $15.5 million for 2001 compared to 2000, and increased $2.2 million for 2001 when compared to 2000 on an annualized basis. The increase in revenue on an annualized basis was attributed to increased sales of pet identification products in the United States and European markets.

                The Wireless and Monitoring segment revenue decreased $0.1 million for 2001 compared to 2000. However, revenue decreased $1.0 million for 2001 when compared to revenue for 2000 on an annualized basis. The decrease in revenue on an annualized basis was attributed primarily to the completion of existing client projects.

                The GPS and Radio Communications segment’s revenue decreased by $1.8 million, or 14.2%, for 2001 compared to 2000. The decrease during 2001 was attributed to a decline in sales of the electrical parts and mobile data businesses.

                AWG did not generate revenue from the Medical Systems segment in 2001 and 2000, as the segment was acquired on March 27, 2002 in the merger between Digital Angel Corporation and Medical Advisory Systems.

Gross Profit and Gross Profit Margin

                Gross profit for 2001 was $13.4 million, an increase of $4.1 million, or 44.5%, from 2000. Gross profit margin was 37.6% and 41.8% of revenue for the years ended December 31, 2001 and 2000, respectively.

                Gross profit for the years ended December 31, 2001 and 2000 for each operating segment was as follows (in thousands):

	2001	2000

Animal Applications	$7,822	$2,201
Wireless and Monitoring	473	1,213
GPS and Radio Communications	5,144	5,886
Medical Systems	—	—
	$13,439	$9,300

                Gross profit margin for the years ended December 31, 2001 and 2000 for each operating segment was as follows:

	2001	2000
	%	%
Animal Applications	35.4	33.3
Wireless and Monitoring	18.8	45.8
GPS and Radio Communications	46.2	45.3
Medical Systems	—	—
	37.6	41.8

                The Animal Applications segment’s gross profit increased $5.6 million for 2001 compared to 2000 and increased $1.2 million for 2001 when compared to 2000 on an annualized basis. The increase was attributed primarily to the previously discussed increase in sales. Margins were 35.4% and 33.3% in 2001 and 2000, respectively. Gross profit and margins increased for 2001 compared to 2000 due to a favorable product mix in electronic products.

                The Wireless and Monitoring segment’s gross profit decreased $0.7 million for 2001 compared to 2000 and decreased $1.1 million for 2001 when compared to annualized gross profit for 2000. The decrease in 2001 gross profit was attributed to the previously discussed decline in sales and increased investment in software engineering to support the development of the Digital Angel™ product. The gross profit generated during 2000 resulted from sales of web hosting and transaction processing support revenues. The gross margin percentage was 18.8% and 45.8% during 2001 and 2000, respectively.

                The GPS and Radio Communications segment’s gross profit decreased by $0.7 million, or 12.6%, for 2001 compared to 2000 due to the previously discussed decline in sales. The gross margin percentage was 46.2% and 45.3% during 2001 and 2000, respectively. The increase in margins during 2001 was attributed to improved product mix in the GPS locator products.

Selling, General and Administrative Expense

                Selling, general and administrative expense was $22.0 million for 2001, an increase of $11.5 million, or 109.2%, from $10.5 million in 2000. As a percentage of revenue, selling, general and administrative expense was 61.6% and 47.3% during 2001 and 2000, respectively.

                Selling, general and administrative expense for the years ended December 31, 2001 and 2000 for each of the operating segments was as follows (in thousands):

	2001	2000

Animal Applications	$13,502	$4,007
Wireless and Monitoring	2,786	643
GPS and Radio Communications	5,739	5,880
Medical Systems	—	—
	$22,027	$10,530

                Selling, general and administrative expense as a percentage of revenue for the years ended December 31, 2001 and 2000 for each of the operating segments was as follows:

	2001	2000
	%	%
Animal Applications	61.2	60.5
Wireless and Monitoring	110.6	24.3
GPS and Radio Communications	51.5	45.3
Medical Systems	—	—
	61.6	47.3

                The Animal Applications segment’s selling, general and administrative expense increased $9.5 million for 2001 from 2000 and increased $1.5 million for 2001 compared to 2000 on an annualized basis. As a percentage of revenue, selling, general and administrative expense increased to 61.2% from 60.5% in 2000. The increase in selling, general and administrative expense on an annualized basis was attributed to an increase in goodwill amortization resulting from the acquisition of Destron Fearing Corporation in September 2000 offset by reduced expenses for legal, accounting and investor relations.

                The Wireless and Monitoring segment’s selling, general and administrative expense increased $2.1 million in 2001 as compared to 2000. Selling, general and administrative expense increased $1.8 million for 2001 when compared to 2000 on an annualized basis. The increase for 2001 was attributed to investment spending to support the introduction of the Digital Angel™ products and goodwill amortization resulting from the acquisition of Timely Technology in April 2000.

                The GPS and Radio Communications segment’s selling, general and administrative expense decreased $0.2 million for 2001 and as a percentage of revenue increased to 51.5% from 45.3% for 2000.

                The Medical Systems segment was acquired on March 27, 2002 in the merger between Digital Angel Corporation and Medical Advisory Systems. Accordingly, this segment did not incur selling, general and administrative expense during the periods presented.

Research and Development Expense

                Research and development expense was $5.1 million for 2001, an increase of $2.9 million, or 126.9%, from $2.2 million in 2000. As a percentage of revenue, research and development expense was 14.2% and 10.0% for 2001 and 2000, respectively.

                Research and development expense for the years ended December 31, 2001 and 2000 for each of the operating segments was as follows (in thousands):

	2001	2000

Animal Applications	$1,057	$197
Wireless and Monitoring	4,014	2,038
GPS and Radio Communications	—	—
Medical Systems	—	—
	$5,071	$2,235

                The Animal Applications segment research and development expense increased $0.9 million for 2001 from 2000 and increased $0.5 million for 2001 compared to 2000 on an annualized basis. As a percentage of revenue, research and development expense increased to 4.8% from 3.0% in 2000. The increase in research and development expense was attributed to investments made to develop products in the livestock and fisheries businesses.

                The Wireless and Monitoring segment was founded in late 1999, and research and development of products began during 2000. These expenses were attributed primarily to the development of the Digital Angel™ product.

Asset Impairment

                The GPS and Radio Communications segment incurred an impairment charge of $0.7 million for the year ended December 31, 2001 in connection with the impairment of goodwill associated with a prior acquisition.

Interest Expense

                Interest expense was $2.1 million and $0.1 million for 2001 and 2000, respectively. Interest expense for 2001 was attributed primarily to an allocation of interest expense associated with the borrowings under the IBM credit agreement for the fourth quarter of 2001. Because the outstanding borrowings were not considered an obligation of the Advanced Wireless Group until September 30, 2001, interest was only allocated to the Advanced Wireless Group during the fourth quarter of 2001. Interest expense for 2000 was a function of the level of outstanding debt and was principally associated with notes payable and advances from Applied Digital Solutions.

Income Taxes

                The Advanced Wireless Group had an effective income tax rate of 0.0% and 1.5% for 2001 and 2000, respectively.  Differences in the effective income tax rates from the statutory federal income tax rates arose primarily from the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. The Advanced Wireless Group recorded valuation allowances against certain of its gross deferred tax assets because the realization of those assets was dependent on future earnings, which were uncertain. During 2001 and 2000, the former Digital Angel Corporation and Timely Technology, the United States companies, were included in Applied Digital Solutions’ consolidated federal income tax return.

Liquidity and Capital Resources

Cash Flows

                As of December 31, 2002, cash and cash equivalents totaled $0.2 million as compared to $0.6 million at December 31, 2001.  Through March 27, 2002, AWG used a cash management system to apply excess cash on hand against advances due to ADS.  During 2002, $2.7 million of cash was used in operating activities, compared to $3.2 million in 2001 and $1.4 million in 2000.  In 2002, the use of cash was due primarily to the net loss, after adjusting for non-cash charges of $87.9 million.  Partially offsetting the use of cash in 2002 was an increased collection of accounts receivable of $1.5 million and reduction in inventories of $0.9 million.

                Net cash used in investing activities totaled $0.6 million in 2002 compared to $1.3 million in 2001.  In 2000, $1.1 million of cash was provided by investing activities.  The principal use of cash in 2002 was for the purchase of property, plant and equipment of $1.4 million.  Expenditures for property, plant and equipment were $1.3 million in 2001 and $0.8 million in 2000.  Partially offsetting the use of cash in 2002 for the purchase of property, plant and equipment were proceeds from the sale of an investment of $1.0 million.

                Net cash provided by financing activities totaled $2.6 million in 2002 compared to $4.9 million in 2001 and $0.4 million in 2000.  Cash provided by financing activities during 2002 consisted primarily of $0.9 million from the refinancing of the mortgage on our Medical Systems facilities, $0.6 million from the exercise of stock options and net borrowings of $0.4 million.

Debt, Covenant Compliance and Liquidity

The following table summarizes the Company’s fixed cash obligations as of December 31, 2002 over various future years (in thousands):

		Payments Due by Period
Contractual cash deligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$3,421	107	1,033	113	2,168
Operating Leases	13,240	645	812	691	11,092
Employment Contracts	3,768	1,337	1,709	722	—
	$20,429	$2,089	$3,554	$1,526	$13,260

                Effective October 30, 2002, we entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). Our credit facility provides for borrowings up to 80% of eligible receivables, as defined, and up to a maximum $5,000,000 under the terms of the Credit and Security Agreement.  The outstanding principal balance of the credit facility bears interest at an annual rate equal to prime rate plus three percentage points.  At December 31, 2002, the annual interest rate on the credit facility was 7.25%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of December 31, 2002, we had $701,000 of borrowing availability under our credit facility.

                The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2002 and 2003. Any breach of the financial covenants by us will constitute an event of default under the Credit and Security Agreement. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock or our current President and Chief Executive Officer ceases to actively manage the Company’s day to day business activities. As of December 31, 2002, we were out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. We have obtained a waiver of these covenant violations from Wells Fargo. There can be no assurance that we will continue to comply with the financial covenants of our Credit and Security Agreement, that an event of default will not occur, or that we can continue to obtain waivers of events of default under the Credit and Security Agreement.

                Management believes that the amount available under the credit facility plus revenue from operations will be sufficient to meet our capital requirements for at least the next 12 months.  However, we may need to obtain additional capital in the future.  Our future capital requirements will depend upon a variety of factors, including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions.  There can be no assurance that we will be able to obtain future financing in an amount sufficient to implement our business plan.

                On November 27, 2002, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which became effective on January 22, 2003.  The Registration Statement registers the sale by certain of our existing stockholders of up to 22,348,720 shares of their common stock of the Company.  The sale of the existing stockholders’ 22,348,720 shares is being registered to permit the stockholders to sell their shares of the Company’s common stock from time to time in the public market.  We will not receive any proceeds from the sale of the common stock by the selling stockholders.

                ADS has a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit LLC (IBM Credit). Under the IBM Credit Agreement in effect through March 27, 2002, IBM Credit maintained liens and security interests in the outstanding capital stock of the three AWG subsidiaries and on their assets to collateralize ADS’s obligations to IBM Credit under the IBM Credit Agreement.

                ADS was not in compliance with certain financial covenants of the IBM Credit Agreement as of December 31, 2000. The IBM Credit Agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002. In connection with the amendment on March 30, 2001, IBM Credit was granted warrants to acquire 1.16 million shares of Digital Angel’s common stock exercisable at $1.07 and expiring on April 10, 2007.

                ADS continued to generate operating losses in 2001 and was in default of various financial covenants under the amended IBM Credit Agreement. In the third quarter of fiscal 2001, it was determined that there existed substantial doubt about ADS’s ability to continue as a going concern and ADS did not have the funds available to repay the amounts borrowed under the IBM Credit Agreement. ADS allocated the outstanding borrowings of $82.6 million to AWG effective September 30, 2001. Interest associated with the borrowings was allocated to AWG for the period from September 30, 2001 to March 27, 2002.

                Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM Credit Agreement, and the shares of our common stock beneficially owned by ADS upon completion of the merger between Digital Angel Corporation and MAS were transferred on March 27, 2002 to the Digital Angel Share Trust as collateral for the debt. ADS assumed the debt, which was treated as a capital contribution, resulting in an increase in additional paid-in capital of approximately $81.4 million, net of deferred financing fees of approximately $1.1 million on March 27, 2002.

                On March 1, 2002, ADS, the Digital Angel Share Trust and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new IBM Credit Agreement became effective on March 27, 2002, the effective date of the merger. Amounts outstanding under the new IBM Credit Agreement bear interest at an annual rate of 17% and matured on February 28, 2003. If all amounts were not repaid by February 28, 2003, the unpaid amount accrues interest at an annual rate of 25%, and if they are not repaid by February 28, 2004, the annual interest rate increases to 35%.

                The Digital Angel Share Trust is controlled by an advisory board, which is independent of ADS. The Trust has voting rights with respect to our common stock until ADS’s obligations to IBM Credit are repaid in full.

                ADS’s IBM Credit Agreement contains debt covenants made by ADS relating to its financial position and performance, as well as our financial position and performance. In the absence of a waiver or amendment to such financial covenants, noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it. On September 30 and November 1, 2002, the IBM Credit Agreement was amended. The amendment reduced our current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements as defined in the IBM Credit Agreement for the quarters ended September 30, 2002 and December 31, 2002. As of December 31, 2002, we were out of compliance with the amended debt covenants. IBM did not provide a waiver for the noncompliance.

                Under the terms of the IBM Credit Agreement, ADS was required to repay $29.8 million of the $77.2 million outstanding principal balance owed to IBM Credit, plus $16.4 million of accrued interest and expenses, on or before February 28, 2003. ADS did not make such payment on February 28, 2003. On March 3, 2003, IBM Credit notified ADS that it had until March 6, 2003 to make the payment. ADS did not make the payment on March 6, 2003 as required. ADS’s failure to comply with the payment terms imposed by IBM Credit and our failure to maintain compliance with the financial performance covenant of the IBM Credit Agreement constitute events of default. On March 7, 2003, IBM Credit notified ADS that an event of default had occurred and IBM Credit would immediately commence exercising any and/or all of its rights and remedies.

                IBM Credit, ADS and the Company agreed to the terms of a Forbearance Agreement dated March 24, 2003. Under the Forbearance Agreement, ADS has agreed to dismiss a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the Forbearance Agreement, ADS must retain an investment bank to sell the Company’s shares owned by the Trust.  The effective date of the Forbearance Agreement is no later than March 31, 2003, and ADS must hire the investment bank within 30 days after the effective date of the Forbearance Agreement. Under the Forbearance Agreement, we agreed to cooperate in selling the shares owned by the Trust. If such sales by the Trust result in another person or group of persons owning, in the aggregate, 25% or more of our common stock, such sales will be deemed to constitute an event of default under our Credit and Security Agreement with Wells Fargo. The occurrence of an event of default under the Credit and Security Agreement would subject us to the risk of foreclosure on substantially all of our assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.

Payment Provisions of the Forbearance Agreement

                The payment provisions of the Forbearance Agreement are as follows: the Tranche A Loan, consisting of $68.0 million plus accrued interest, must be repaid in full no later than September 30, 2003, provided that all but $3.0 million of the Tranche A Loan (the “Tranche A Deficiency Amount”) will be deemed to be paid in full on such date if less than the full amount of the Tranche A Loan is repaid but all of the cash proceeds of the Company’s shares held in the Trust are applied to the repayment of the Tranche A Loan. The Tranche A Deficiency Amount (if any) must be repaid no later than March 31, 2004. The Tranche B Loan, consisting of $9.2 million plus accrued interest, must be repaid in full no later than March 31, 2004.  Effective March 24, 2003, the Tranche B Loan will bear interest at seven percent (7%) per annum.

Purchase Rights of the Forbearance Agreement

                The Tranche A and B Loans may be repurchased under the terms of the Forbearance Agreement by or on behalf of ADS as follows: (i) the loans and all other obligations may be purchased on or before June 30, 2003 for $30.0 million in cash; (ii) the loans and all other obligations may be purchased on or before September 30, 2003 for $50.0 million in cash; and (iii) the Tranche A Loan may be purchased on or before September 30, 2003 for $40.0 million in cash with an additional $10.0 million cash payment in respect of the Tranche A Deficiency Amount and the Tranche B Loan due before on or before December 31, 2003.

                In addition, ADS agreed that the Digital Angel Share Trust will engage an investment bank within 30 days of the effective date of the Forbearance Agreement to pursue the sale of the 19,600,000 shares of our common stock that are currently held in the Trust. All proceeds from the sale of our common stock will be applied to the loans and other obligations to satisfy the loan payment provisions discussed above if ADS has not satisfied its purchase rights by September 30, 2003.

                At the end of the forbearance period, the provisions of the Forbearance Agreement will become of no force and effect and IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to it under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003, or if ADS defaults on any of the provisions of the forbearance agreement or the IBM Credit Agreement during the forbearance period.

Possible Consequences of Sales of the Company’s Shares

                Employment Agreement with Randolph K. Geissler.  Under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Company and Randolph K. Geissler (the

President and Chief Executive Officer of the Company), a “change in control” occurs under that employment agreement if any person becomes the “beneficial owner” (as defined in Rule 13d–3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding shares of common stock. Therefore, if the Trust were to sell more than approximately 5.3 million shares of the Company’s common stock, such sale could constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Company at any time within one year after such change in control upon 15 days’ notice. In the event of such termination, the employment agreement provides that the Company must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (“Code”), minus $1.00 (currently a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler’s termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable. As of December 31, 2002, Mr. Geissler owned options to purchase 1,000,000 shares for $3.39 per share, none of which had vested, which would become exercisable upon the occurrence of such a change in control.

                The employment agreement also provides that (i) upon a change of control, (ii) upon the termination of Mr. Geissler’s employment for any reason other than due to his material default under the employment agreement, or (iii) if he ceases to be the Company’s President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement, within 10 days of the occurrence of any such events, the Company is to pay to Mr. Geissler $4,000,000. The Company may pay such amount in cash or in the Company’s common stock or with a combination of cash and common stock. The employment agreement also provides that if the $4,000,000 is paid in cash and stock, the amount of cash paid must be sufficient to cover the tax liability associated with such payment, and such payment shall otherwise be structured to maximize tax efficiencies to both the Company and Mr. Geissler.

                Credit and Security Agreement with Wells Fargo Business Credit, Inc.  The Credit and Security Agreement provides that a “change in control” under that agreement results in a default. A change in control is defined as either Mr. Geissler ceasing to actively manage the Company’s day-to-day business activities or the transfer of at least 25% of the outstanding shares of common stock of the Company. Also, if the Company owes to Mr. Geissler $4,000,000 under his employment agreement as described above, the obligation would most likely result in a breach of the Company’s financial covenants under the Credit and Security Agreement as described above. If these defaults occurred and were not waived by Wells Fargo, and if Wells Fargo were to enforce their rights under the terms of the Credit and Security Agreement and related agreements, the Company’s business and financial condition would be materially and adversely affected, and it may force the Company to cease operations.

Recently Issued Accounting Standards

                In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. We do not expect that the adoption of SFAS No. 145 will have a material impact on our results of operations or financial position.

                In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. We are required to adopt SFAS No. 146 on January 1, 2003. We do not expect the adoption of SFAS No. 146 will have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation.”  Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation.  The statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003.  It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements.  These provisions are effective for financial statements for fiscal years ending after December 15, 2002.  Accordingly, we adopted the applicable disclosure requirements of this statement for year-end reporting.  The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method.  We did not change our method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

Item 7A.                                                   Quantitative and Qualitative Disclosures about Market Risk

                We have operations and sales in various regions of the world. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

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

Item 8.                                                           Financial Statements and Supplementary Data

                See Financial Statements and Notes thereto commencing on Page F-1.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                PricewaterhouseCoopers LLP was the independent accountant for the Advanced Wireless Group prior to the merger between Digital Angel Corporation and Medical Advisory Systems. The financial statements of the Advanced Wireless Group became the historical financial statements of Digital Angel Corporation following the merger.

                The report of PricewaterhouseCoopers on the Advanced Wireless Group financial statements for the two years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each of the years ended December 31, 2001 and December 31, 2000 contained an explanatory paragraph expressing doubt about the Advanced Wireless Group’s ability to continue as a going concern. On April 11, 2002, Applied Digital Solutions dismissed PricewaterhouseCoopers, LLP as its auditors.

                On April 18, 2002, we dismissed BDO Seidman LLP as our certifying accountant. BDO Seidman’s report on Medical Advisory Systems’ financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was unanimously approved by our Board of Directors, including all members of our Audit Committee. During the last two fiscal years and through the subsequent interim period beginning November 1, 2001 and ending April 18, 2002, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. We engaged Grant Thornton LLP as our certifying accountant on April 18, 2002.

                On May 14, 2002, Grant Thornton notified us that it had resigned as our certifying accountant. Since Grant Thornton was engaged on April 18, 2002, it did not prepare a report on our financial statements for either of the last two years. Therefore, no report was issued by Grant Thornton that could contain an adverse opinion or disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principles. Between April 18, 2002 and May 14, 2002, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Grant Thornton advised us that its decision to resign was caused by its resignation as auditor for our majority shareholder, Applied Digital Solutions.

                On May 23, 2002, we engaged Eisner LLP as our certifying accountant to audit our financial statements for the fiscal year ending December 31, 2002. During 2000 and 2001 and in the subsequent interim period, we have not consulted with Eisner LLP on items which concerned the application of accounting principles, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

                The information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Information Concerning Directors and Executive Officers — Directors,” “— Board Actions and Committees” and “— Executive Officers,” which information is hereby incorporated herein by reference.

Item 11.                 Executive Compensation

                The information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Information Concerning Directors and Executive Officers — Directors’ Compensation,” “— Executive Compensation,” “— 401(k) Profit Sharing Plan and Trust,” “— Stock Plans,” “— Employment Agreements,” and “— Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” which information is hereby incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of Common Stock,” which information is hereby incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

                The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Directors and Executive Officers — Certain Transactions,” which information is hereby incorporated herein by reference.

Item 14.                 Controls and Procedures

                The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”) within 90 days prior to the filing date of this annual report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)              The financial statements filed as part of this report are described on page F-1, entitled “Index to Financial Statements.”

b)             During the quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

(i)                                     On October 31, 2002, the Company filed a Current Report on Form 8-K dated October 30, 2002 to report its $5 million credit facility with Wells Fargo Business Credit, Inc., which became effective on October 30, 2002.  It amended that Form 8-K with a Form 8-K/A-1 filed on November 4, 2002.

(ii)                                  On December 6, 2002, the Company filed a Current Report on Form 8-K dated December 5, 2002 to report a Stock Sale Plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934 entered into by James P. Santelli, the Company’s Chief Financial Officer.

c)              The exhibits to this Annual Report on Form 10-K are described in the Index to Exhibits beginning on page 40.

d)             Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts for the Three Years Ended December 31, 2002

All other schedules (Schedules I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly  caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION

Date: March 31, 2003	/s/ Randolph K. Geissler
Randolph K Geissler
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randolph K. Geissler	President, Chief Executive Officer	March 31, 2003
Randolph K. Geissler	and Director (Principal Executive Officer)

/s/ Richard J. Sullivan	Chairman and Director	March 31, 2003
Richard J. Sullivan

/s/ Richard S. Friedland	Director	March 31, 2003
Richard S. Friedland

/s/ Kenneth D. Larson	Director	March 31, 2003
Kenneth D. Larson

/s/ Howard S. Weintraub	Director	March 31, 2003
Howard S. Weintraub

/s/ James P. Santelli	Vice President-Finance and	March 31, 2003
James P. Santelli	Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Calgren	Controller (Principal Accounting	March 31, 2003
Robert C. Calgren	Officer)

CERTIFICATION

I, Randolph K. Geissler, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Digital Angel Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  31, 2003

/s/ RANDOLPH K. GEISSLER
Randolph K. Geissler
Chief Executive Officer
Digital Angel Corporation

CERTIFICATION

I, James P. Santelli, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Digital Angel Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  31, 2003

/s/ JAMES P. SANTELLI
James P. Santelli
Chief Financial Officer
Digital Angel Corporation

INDEX TO EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

10.1         Forbearance Agreement dated March 24, 2003 by and among Applied Digital Solutions, Inc., IBM Credit LLC, Digital Angel Corporation and the other parties named therein.

23.1                           Consent of Independent Auditors – Eisner LLP

23.2                           Consent of Independent Accountants – PricewaterhouseCoopers LLP

99.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference as exhibits to this Form 10-K

Exhibit Number	Description of Exhibits
2.1	Certificates of Merger dated March, 27, 2002 (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 dated November 1, 2002)
3.1

Amended and Restated Articles of Incorporation (incorporated by reference to our Registration  Statement on Form S-18 (No. 2-98314) filed June 7, 1985 and our Annual Report on Form 10-KSB filed on March 28, 1990)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-18 (No. 2-98314) filed June 7, 1985)
10.2

Medical Advisory Systems, Inc. Amended and Restated Employee and Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed October 29, 2001 (No. 333-92471))

10.3	Amended and Restated Digital Angel Corporation Transition Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed August 9, 2002 ((No. 333-97867))
10.4	Agreement and Plan of Merger, dated as of November 1, 2001 (incorporated by reference to our definitive Proxy Statement on Schedule 14A, filed February 14, 2002)
10.5	First Amendment to Agreement and Plan of Merger, dated as of March 26, 2002 (incorporated by reference to Exhibit 2.2 to our Form 8-K, filed April 11, 2002)
10.6

Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.7

Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.8

Employment Agreement by and between Medical Advisory Systems, Inc. and Dale Hutchins, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 dated November 1, 2002)

10.9

Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 dated November 1, 2002)

10.10

Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 dated November 1, 2002)

10.11

Employment Agreement by and between Digital Angel Corporation and Randolph K. Geissler, dated as of March 8, 2002 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002)

10.12

Amendment to Employment Agreement by and between Digital Angel Corporation and Randolph K. Geissler, dated as of March 8, 2002 (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002)

10.13

Employment Agreement by and between Digital Angel Corporation and James P. Santelli, dated as of April 1, 2002 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002)

10.14

Employment Agreement by and between Timely Technology Acquisition, Inc. and Amro Albanna, dated as of July 1, 2000 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to our Registration Statement on Form S-1/A-1 dated January 21, 2003)

10.15

Credit and Security Agreement by and between Digital Angel Corporation and Wells Fargo Business Credit, Inc., dated as of October 30, 2002 (incorporated by reference to Exhibit 10.2 to our Form 8-K/A-1, filed November 4, 2002)

10.16

Patent and Trademark Security Agreement by and between Digital Angel Corporation and Wells Fargo Business Credit, Inc., dated as of October 30, 2002 (incorporated by reference to Exhibit 10.3 to our Form 8-K, filed October 31, 2002)

10.17

Lockbox and Collection Account Agreement by and among Digital Angel Corporation, Wells Fargo Business Credit, Inc., Wells Fargo Bank Minnesota, National Association and Regulus West, LLC, dated as of October 30, 2002 (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed October 31, 2002)

10.18	Revolving Note by Digital Angel Corporation to Wells Fargo Business Credit, Inc., dated as of October 30, 2002 (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed October 31, 2002)
16.1	Letter from BDO Seidman, LLP regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our 8-K filed April 25, 2002)
16.2	Letter from Grant Thornton LLP regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our 8-K filed May 20, 2002)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Registration Statement on Form S-1 dated November 1, 2002)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

Digital Angel Corporation

We have audited the accompanying consolidated balance sheet of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed more fully in Notes 1 and 2 to the financial statements, the Company has experienced recurring net losses and cash outflows from operating activities.  As of December 31, 2002, the Company was not in compliance with certain financial covenants under its credit agreement and has been required to obtain a waiver of the defaults.  In addition, matters have occurred regarding Applied Digital Solutions, Inc. (“ADS”), who is the majority owner of the Company, which may require that ADS and the Company actively pursue the sale of ADS’s interest in the Company.  Such a sale would trigger a default under an existing credit agreement and the Company’s $5.0 million line of credit may be terminated with the amount borrowed becoming immediately due.  Further, a cash payment of up to $4.0 million under an employment agreement relating to a “change in control” provision could result the in noncompliance with certain financial covenants under the credit agreement.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Notes 1 and 2 to the financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the new standard addressing financial accounting and reporting for goodwill subsequent to an acquisition.

In connection with our audit of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts for 2002.  In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP

Florham Park, New Jersey
March 27, 2003

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors and Stockholders of Applied Digital Solutions, Inc. and Subsidiaries:

In our opinion, the accompanying combined financial statements as of December 31, 2001 and for the two years ended December 31, 2001 and 2000 listed in the index under Item 15(a) and described on page F-1 present fairly, in all material respects, the financial position of the Advanced Wireless Group (the “Company”), comprised of the business of Applied Digital Solutions, Inc. and Subsidiaries (“ADS”) as described in the Basis of Presentation section of Note 1 to the combined financial statements, at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for years ended December 31, 2001 and 2000 listed in the index appearing under Item 15(d), present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying combined financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations and has not generated positive cash flows from operations in either of the two years in the period ended December 31, 2001.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
St. Louis, Missouri
May 9, 2002, except for Notes 1, 2 and 18 which are as of October 28, 2002

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

BALANCE SHEETS

(In thousands, except par value)

	Digital Angel Corporation and Subsidiaries (Consolidated) December 31, 2002	Advanced Wireless Group (Combined) December 31, 2001

Assets
Current Assets
Cash and cash equivalents	$214	$596
Accounts receivable and unbilled receivables, net of allowance for doubtful accounts of $296 in 2002 and 2001	4,126	5,402
Inventories, net	4,945	5,819
Other current assets	1,478	733
Total Current Assets	10,763	12,550

Property and Equipment, net	7,769	14,476

Goodwill and Other Intangible Assets, net	48,893	72,876

Investment in Affiliates	—	6,779

Other Assets, net	373	698

	$67,798	$107,379

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit and current maturities of long-term debt	$816	$82,802
Accounts payable	4,142	3,598
Accrued expenses and other current liabilities	3,704	2,044
Due to Applied Digital Solutions, Inc.	462	—
Total Current Liabilities	9,124	88,444

Long-Term Debt and Notes Payable	3,314	2,425

Deferred Revenue	50	—

Total Liabilities	12,488	90,869

Commitments and Contingencies (Notes 2, 9, 12 and 16)

Minority Interest	298	394

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, none issued or outstanding	—	—
Common stock: Authorized 95,000 shares in 2002, of $.005 par value; 26,568 shares issued and 26,518 shares outstanding in 2002 and 18,750 shares issued and outstanding in 2001	133	94
Additional paid-in capital	167,365	37,929
Accumulated deficit	(114,059)	(21,700)
Common stock warrants	1,801	300
Treasury stock (carried at cost, 50 shares in 2002)	(43)	—
Accumulated other comprehensive loss	(185)	(507)
Total Stockholders’ Equity	55,012	16,116

	$67,798	$107,379

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

 STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)	Advanced Wireless Group (Combined)
	For the Years Ended December 31,
	2002	2001	2000

Product revenue	$30,946	$33,220	$19,604
Service revenue	2,685	2,518	2,647
Total net revenue	33,631	35,738	22,251

Cost of products sold	18,293	20,252	11,517
Cost of services sold	2,216	2,047	1,434

Gross profit	13,122	13,439	9,300

Selling, general and administrative expenses	37,345	22,027	10,530
Management fees - Applied Digital Solutions, Inc.	193	771	262
Research and development expenses	2,422	5,071	2,235
Asset impairment	63,818	726	—
Interest income	(2)	(17)	(26)
Interest expense - Applied Digital Solutions, Inc.	1,806	1,591	—
Interest expense - others	303	528	115
Other income	(599)	—	—

Loss before provision for taxes, minority interest share of losses and equity in net loss of affiliate	(92,164)	(17,258)	(3,816)

Provision for income taxes	—	41	58

Loss before minority interest share of losses and equity in net loss of affiliate	(92,164)	(17,299)	(3,874)

Minority interest share of losses	96	217	4

Equity in net loss of MAS prior to merger	(291)	(327)	—

Net loss	$(92,359)	$(17,409)	$(3,870)

Net loss per common share – basic and diluted	$(3.76)	$(0.93)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	24,578	18,750	18,750

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount

Balance - December 31, 1999	18,750	$94	$5,904	$(421)	$—	$—	$(3)	$5,574
Net loss	—	—	—	(3,870)	—	—	—	(3,870)
Comprehensive loss – foreign currency translation	—	—	—	—	—	—	(318)	(318)
Total comprehensive loss				(3,870)			(318)	(4,188)
Contribution by ADS	—	—	86,423	—	—	—	—	86,423
Balance - December 31, 2000	18,750	94	92,327	(4,291)	—	—	(321)	87,809
Net loss	—	—	—	(17,409)	—	—	—	(17,409)
Comprehensive loss - foreign currency translation	—	—	—	—	—	—	(186)	(186)
Total comprehensive loss				(17,409)			(186)	(17,595)
Issuance of common stock warrants	—	—	—	—	300	—	—	300
Distribution to ADS	—	—	(54,398)	—	—	—		(54,398)
Balance - December 31, 2001	18,750	94	37,929	(21,700)	300	—	(507)	16,116
Net loss	—	—	—	(92,359)	—	—	—	(92,359)
Comprehensive income - Foreign currency translation	—	—	—	—	—	—	322	322
Total comprehensive loss	—	—	—	(92,359)	—	—	322	(92,037)
Transfer of MAS common shares to ADS	—	—	(6,488)	—	—	—	—	(6,488)
Contribution by ADS	—	—	6,397	—	—	—	—	6,397
Exercise of stock options	2,452	13	618	—	—	—	—	631
Shares to be issued in settlement of liability	38	—	225	—	—	—	—	225
Merger consideration - MAS	5,268	26	28,163	—	272	(43)	—	28,418
Shares issued for services related to merger	60	—	337	—	—	—	—	337
Assumption of debt by ADS	—	—	81,383	—	—	—	—	81,383
Stock options remeasured in connection with merger	—	—	18,681	—	—	—	—	18,681
Stock option extension and repricing	—	—	120	—	—	—	—	120
Warrants remeasured in connection with merger	—	—	—	—	1,066	—	—	1,066
Warrants issued for services	—	—	—	—	163	—	—	163
Balance – December 31, 2002	26,568	$133	$167,365	$(114,059)	$1,801	$(43)	$(185)	$55,012

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(In thousands)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)	Advanced Wireless Group (Combined)
	For the Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities
Net loss	$(92,359)	$(17,409)	$(3,870)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation and administrative expense	18,964	119	—
Interest allocated by Applied Digital Solutions, Inc. and contributed to capital	1,806	—	—
Asset impairment	63,818	726	—
Depreciation and amortization	3,638	12,331	2,962
Minority interest	(96)	(217)	(4)
Equity in net loss of affiliate	291	327	—
Gain on sale of investment	(590)	—	—
Loss on sale of assets	44	7	132
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,547	(137)	(786)
Decrease (increase) in inventories	942	(449)	1,266
(Increase) decrease in other current assets	(886)	169	114
Increase in due to Applied Digital Solutions, Inc.	462	—	—
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	(311)	1,337	(1,246)
Net Cash Used In Operating Activities	(2,730)	(3,196)	(1,432)

Cash Flows From Investing Activities
Decrease (increase) in patents and other assets	108	3	(43)
Payments for property and equipment	(1,439)	(1,310)	(758)
Proceeds from sale of investment	1,025	—	—
Proceeds from sale of property and equipment	—	—	15
Cash acquired through acquisition, (acquisition costs, net of cash acquired through acquisition)	(261)	—	1,852
Net Cash (Used In) Provided By Investing Activities	(567)	(1,307)	1,066

Cash Flows From Financing Activities
Amounts borrowed under line of credit	4,620	—	—
Amounts paid on notes payable and line of credit	(4,209)	—	(179)
Net proceeds of long-term debt	910	11	—
Amounts paid on long-term debt	(43)	—	—
Proceeds from exercise of stock options	631	—	—
Capital contribution by Applied Digital Solutions, Inc.	684	4,882	612
Net Cash Provided By Financing Activities	2,593	4,893	433

Effect of exchange rate changes on cash and cash equivalents	322	—	—

Net (Decrease) Increase In Cash And Cash Equivalents	(382)	390	67

Cash And Cash Equivalents - Beginning Of Period	596	206	139

Cash And Cash Equivalents - End Of Period	$214	$596	$206

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.                                      The Company and Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”). In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”). As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary. Prior to the merger with DATC, ADS owned 850,000 shares of MAS stock, representing approximately 16.3% of the outstanding stock of MAS. (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries). In the merger, the shares of DATC owned by ADS were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock. Further, at the time of the merger, ADS transferred to the Digital Angel Share Trust (“Digital Angel Share Trust” or “Trust”), a newly created Delaware business trust, all shares of the Company’s common stock beneficially owned by ADS. The Trust is the owner of and, through its Advisory Board, votes all these 19,600,000 shares of the Company and has the ability to elect the Board of Directors of the Company. The Trust arose as a condition of the merger. In the event of a default of certain obligations of ADS under ADS’s credit agreement with IBM Credit LLC (IBM Credit), the shares owned by the Trust may be sold or otherwise disposed of to satisfy such obligations. Additionally, the Company has certain covenant obligations in connection with the ADS obligations (see Notes 2 and 19).

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

On March 27, 2002, ADS amended and restated its credit agreement with IBM Credit which, among other amendments, provided for a release of AWG from the responsibility to repay an existing obligation. Accordingly, ADS assumed this obligation, which resulted in an increase to additional paid-in capital of $81.4 million net of deferred financing fees of approximately $1.1 million on March 27, 2002 (see Note 2).

Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded at the fair value of the options converted using the Black-Scholes option pricing model.

Certain items in the combined financial statements for the 2001 period have been reclassified for comparative purposes.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring net losses from operations and has not generated positive cash flows from operations.  Further, as of December 31, 2002, the Company was not in compliance with certain financial covenants under its credit agreement and has been required to obtain a waiver of the defaults.  Management’s plans to attain profitability include, but are not limited to, reducing operating expenses, introducing new products in the Animal Applications business, initiating shipments of Verichip products and initiating sales of Digital Angel products.  There can be no assurance that the Company will attain profitability or, if profitability is achieved, that it will be sustained.

The financial information in these financial statements includes an allocation of expenses incurred by ADS on behalf of the Company as discussed in Note 19. However, these financial statements may not necessarily be indicative of the results that may have occurred had AWG been a separate, independent entity during the periods presented or of future results of the Company.

The Company is engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals and objects. Prior to March 27, 2002, the Company operated in four segments: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System and Radio Communications and Other. With the acquisition of MAS in March 2002, the Company reorganized into four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. Animal Applications is the new name of the segment previously identified as Animal Tracking.  The Digital Angel Technology segment and the Digital Angel Delivery System segment were combined to form the new Wireless and Monitoring segment, which is now managed as a single business unit. GPS and Radio Communications is the new name of the segment previously identified as Radio Communications and Other and represents the activity of Signature Industries, which is located in the United Kingdom. Medical Systems reflects the MAS business, which was acquired on March 27, 2002.

Animal Applications—develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission.

Wireless and Monitoring—develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its “Digital Angel™ technology.” The Digital Angel™ technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems).

GPS and Radio Communications—consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

Medical Systems—is the MAS business which was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

Summary of Significant Accounting Policies

Described below are significant accounting policies, which conform to accounting principles generally accepted in the United States and, except for recently issued accounting standards adopted, are applied on a consistent basis among all years presented.

Principles of Consolidation and Combination

The consolidated financial statements as of and for the year ended December 31, 2002 include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition. The combined financial statements at December 31, 2001 and for the two years then ended include the accounts of AWG entities under common control. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. AWG used the equity method of accounting for its investments which are less than majority owned, but over which it had significant influence.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts and disclosures included in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that the Company may undertake in the future, they may ultimately differ from actual results.

Foreign Currencies

The Company’s foreign subsidiary uses its local currency as its functional currency. Results of operations and cash flow are translated at average exchange rates prevailing throughout the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss which is a component of stockholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation gains and losses have not been material.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of raw materials, work in process and finished goods. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and inventory turns by product. Inventory items designated as obsolete or slow-moving are reduced to net realizable value.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method. Building and leasehold improvements are depreciated over periods ranging from 10 to 30 years and software and equipment is depreciated over periods ranging from two to 10 years. Additions, improvements or major renewals are capitalized while repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in results of operations.

Goodwill and Other Intangibles, net

Goodwill and other intangible assets are carried at cost. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the first quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and recorded no impairment of its goodwill. During the fourth quarter of 2002, the Company performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Wireless and Monitoring and Medical Systems reporting units indicated that $31.5 million and $25.9 million of goodwill, respectively, was impaired. Accordingly, the Company recorded an impairment charge of $57.4 million in the fourth quarter of 2002, which is included in asset impairment in the 2002 statement of operations. Factors contributing to the impairment charge were a longer than anticipated timeframe in developing the new Digital Angel™ technology for the Wireless and Monitoring reporting unit and a change in business focus for the Medical Systems reporting unit. The Company will assess the fair value of its goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of its goodwill below its carrying value.  These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the Company determines that significant impairment has occurred, the Company would be required to write off the impaired portion of goodwill.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000:

(In thousands, except per share data)	For the Years Ended December 31,
	2002	2001	2000

Net loss:
Net loss as reported	$(92,359)	$(17,409)	$(3,870)
Goodwill amortization	—	8,629	2,529
Equity method investment amortization	—	1,161	—
Adjusted net loss	$(92,359)	$(7,619)	$(1,341)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(3.76)	$(0.93)	$(0.21)
Goodwill amortization	—	0.46	0.13
Equity method investment amortization	—	0.06	—
Adjusted net loss per share, basic and diluted	$(3.76)	$(0.41)	$(0.08)

In the fourth quarter of 2000, AWG reviewed the useful lives assigned to acquisitions and, effective October 1, 2000, changed the lives to periods ranging from five to 10 years, down from periods of 10 to 20 years. The impact in 2001 and 2000 of this change was an increase in amortization of $4.1 million and $1.0 million, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During the fourth quarter of 2002, the Company determined that an exclusive perpetual license to a digital encryption and distribution software system that was purchased by ADS in April 2001 and contributed to AWG in 2001 was impaired. Accordingly, the Company wrote off the net book value of the asset, resulting in an impairment charge of $6.4 million which is included in asset impairment in the 2002 statement of operations. During the fourth quarter of 2002, the Company determined there were no applications for the software system with the Company’s current and planned products and services. Accordingly, the Company fully wrote down the asset. There were no write downs of any long-lived assets in 2001 or 2000.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. The Company’s accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers’ contracts, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. The Company does not offer a warranty policy for services to customers. For software consulting and development services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs. Other revenues are recognized at the time services or goods are provided.

Research and Development

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and are charged to expense as incurred.

Income Taxes

The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002. U.S. income tax payments, refunds, credits, provision and deferred tax components were allocated to AWG in accordance with ADS’s tax allocation policy. Such policy allocates tax components included in the consolidated income tax return of ADS to AWG to the extent such components were generated by or related to AWG. After March 27, 2002, the Company’s U.S. subsidiaries will file a consolidated federal tax return.

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized. Income taxes include U.S. and foreign taxes.

Stock - Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all awards (in thousands, except per share data):

	December 31, 2002	December 31, 2001	December 31, 2000

Reported net loss	$(92,359)	$(17,409)	$(3,870)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	13,214	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(15,023)	(265)	(133)
Pro forma net loss	$(94,168)	$(17,674)	$(4,003)

Loss per share (basic and diluted)
As reported	$(3.76)	$(0.93)	$(0.21)
Pro forma	$(3.83)	$(0.94)	$(0.21)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants under the option plan in 2002, 2001 and 2000: dividend yield of 0% for the three years; expected volatility of 97.12% for 2002 and 0% for 2001 and 2000; risk-free interest rate of 3.86%, 4.49% and 4.98% for 2002, 2001 and 2000, respectively; and expected lives of five years for 2002 and 10 years for 2001 and 2000. The weighted-average fair value of options granted was $2.53 for the year ended December 31, 2002 and $.03 for the two years ended December 31, 2001.

Loss Per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities excluded from the computation of diluted loss per share because to do so would have been anti-dilutive are as follows:

(In thousands)	As of December 31,
	2002	2001	2000
Stock options	7,816	5,148	4,340
Warrants	1,289	1,164	—
	9,105	6,312	4,340

Treasury Stock

Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments and is reported in the statement of changes in stockholders’ equity.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The Company is required to adopt SFAS No. 146 on January 1, 2003. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment to SFAS No. 123 “Accounting for Stock-Based Compensation.”  Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation.  The statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003.  It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements.  These provisions are effective for financial statements for fiscal years ending after December 15, 2002.  Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end reporting.  The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

2.            Credit Facility, Debt Covenant Compliance and Liquidity

Effective October 30, 2002, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Company’s credit facility provides for borrowings up to 80% of eligible receivables, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  The outstanding principal balance of the credit facility bears interest at an annual rate equal to prime rate plus three percentage points.  At December 31, 2002, the annual interest rate on the credit facility was 7.25%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of December 31, 2002, the Company had $701,000 of borrowing availability under its credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2002 and 2003. Any breach of the financial covenants by the Company will constitute an event of default under the Credit and Security Agreement. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of the Company’s common stock or the Company’s current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of December 31, 2002, the Company was out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. The Company has obtained a waiver of these covenant violations from Wells Fargo.

ADS has a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit LLC (IBM Credit). Under the IBM Credit Agreement in effect through March 27, 2002, IBM Credit maintained liens and security interests in the outstanding capital stock of the three AWG subsidiaries and on their assets to collateralize ADS’s obligations to IBM Credit under the IBM Credit Agreement.

ADS was not in compliance with certain financial covenants of the IBM Credit Agreement as of December 31, 2000. The IBM Credit Agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002. In connection with the amendment on March 30, 2001, IBM Credit was granted warrants to acquire 1.16 million shares of Digital Angel’s common stock exercisable at $1.07 and expiring on April 10, 2007.

ADS continued to generate operating losses in 2001 and was in default of various financial covenants under the amended IBM Credit Agreement. In the third quarter of fiscal 2001, it was determined that there existed substantial doubt about ADS’s ability to continue as a going concern and ADS did not have the funds available to repay the amounts borrowed under the IBM Credit Agreement. ADS allocated the outstanding borrowings of $82.6 million to AWG effective September 30, 2001. Interest associated with the borrowings was allocated to AWG for the period from September 30, 2001 to March 27, 2002.

Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM Credit Agreement, and the shares of the Company’s common stock beneficially owned by ADS upon completion of the merger between Digital Angel Corporation and MAS were transferred on March 27, 2002 to the Digital Angel Share Trust as collateral for the debt. ADS assumed the debt, which was treated as a capital contribution resulting in an increase in additional paid-in capital of approximately $81.4 million, net of deferred financing fees of approximately $1.1 million on March 27, 2002.

On March 1, 2002, ADS, the Digital Angel Share Trust and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new IBM Credit Agreement became effective on March 27, 2002, the effective date of the merger. Amounts outstanding under the new IBM Credit Agreement bear interest at an annual rate of 17% and matured on February 28, 2003. If all amounts were not repaid by February 28, 2003, the unpaid amount accrues interest at an annual rate of 25%, and if they are not repaid by February 28, 2004, the annual interest rate increases to 35%.

The Digital Angel Share Trust is controlled by an advisory board, which is independent of ADS. The Trust has voting rights with respect to the Company’s common stock until ADS’s obligations to IBM Credit are repaid in full. The Trust may be obligated to liquidate the shares of the Company’s common stock owned by it for the benefit of IBM Credit if ADS fails to make payments, or otherwise defaults, under the IBM Credit Agreement.

ADS’s IBM Credit Agreement contains debt covenants made by ADS relating to its financial position and performance, as well as the Company’s financial position and performance. In the absence of a waiver or amendment to such financial covenants, noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it. On September 30 and November 1, 2002, the IBM Credit Agreement was amended. The amendment reduced the Company’s current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements as defined in the IBM Credit Agreement for the quarters ended September 30, 2002 and December 31, 2002. As of December 31, 2002 the Company was out of compliance with the amended debt covenants. IBM did not provide a waiver for the noncompliance.

Under the terms of the IBM Credit Agreement, ADS was required to repay $29.8 million of the $77.2 million outstanding principal balance owed to IBM Credit, plus $16.4 million of accrued interest and expenses, on or before February 28, 2003. ADS did not make such payment on February 28, 2003. On March 3, 2003, IBM Credit notified ADS that it had until March 6, 2003 to make the payment. ADS did not make the payment on March 6, 2003 as required. ADS’s failure to comply with the payment terms imposed by IBM Credit and the Company’s failure to maintain compliance with the financial performance covenant of the IBM Credit Agreement constitute events of default. On March 7, 2003, IBM Credit notified ADS that an event of default had occurred and IBM Credit would immediately commence exercising any and/or all of its rights and remedies.

IBM Credit, ADS and the Company agreed to the terms of a Forbearance Agreement dated March 24, 2003.  Under the terms of the Forbearance Agreement, ADS has agreed to dismiss a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the Forbearance Agreement, ADS must retain an investment bank to sell the Company’s shares owned by the Trust.  The effective date of the Agreement is no later than March 31, 2003, and ADS must hire an investment bank within 30 days after the effective date of the Agreement.  Under the Forbearance Agreement, the Company agreed to cooperate in selling the shares owned by the Trust.  If such sales by the Trust result in another person or group of persons owning, in the aggregate, 25% or more of the Company’s common stock, such sales will be deemed to constitute an event of default under the Company’s Credit and Security Agreement with Wells Fargo.  The occurrence of an event of default under the Credit and Security Agreement would subject the Company to the risk of foreclosure on substantially all of its assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.

Payment Provisions of the Forbearance Agreement

The payment provisions of the Forbearance Agreement are as follows: the Tranche A Loan, consisting of $68.0 million plus accrued interest, must be repaid in full no later than September 30, 2003, provided that all but $3.0 million of the Tranche A Loan (the “Tranche A Deficiency Amount”) will be deemed to be paid in full on such date if less than the full amount of the Tranche A Loan is repaid but all of the cash proceeds of the Company’s shares held in the Trust are applied to the repayment of the Tranche A Loan. The Tranche A Deficiency Amount (if any) must be repaid no later than March 31, 2004.  The Tranche B Loan, consisting of $9.2 million plus accrued interest, must be repaid in full no later than March 31, 2004.  Effective March 24, 2003, the Tranche B Loan will bear interest at seven percent (7%) per annum.

Purchase Rights of the Forbearance Agreement

The Tranche A and B Loans may be repurchased under the terms of the Forbearance Agreement by or on behalf of ADS as follows: (i) the loans and all other obligations may be purchased on or before June 30, 2003 for $30.0 million in cash; (ii) the loans and all other obligations may be purchased on or before September 30, 2003 for $50.0 million in cash; and (iii) the Tranche A Loan may be purchased on or before September 30, 2003 for $40.0 million in cash with an additional $10.0 million cash payment in respect of the Tranche A Deficiency Amount and the Tranche B Loan due before on or before December 31, 2003.

In addition, ADS agreed that the Digital Angel Share Trust will engage an investment bank within 30 days of the effective date of the Forbearance Agreement to pursue the sale of the 19,600,000 shares of the Company’s common stock that are currently held in the Trust. The Forbearance Agreement is to become effective no later than March 31, 2003.  All proceeds from the sale of the Company’s common stock will be applied to the loans and other obligations to satisfy the loan payment provisions discussed above if ADS has not satisfied its purchase rights by September 30, 2003.

At the end of the forbearance period, the provisions of the Forbearance Agreement will become of no force and effect and IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to it under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003, or if ADS defaults on any of the provisions of the Forbearance Agreement or the IBM Credit Agreement during the forbearance period.

Possible Consequences of Sales of the Company’s Shares

Employment Agreement with Randolph K. Geissler.  Under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Company and Randolph K. Geissler (the President and Chief Executive Officer of the Company), a “change in control” occurs under that employment agreement if any person becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding shares of common stock. Therefore, if the Trust were to sell more than approximately 5.3 million shares of the Company’s common stock, such sale could constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Company at any time within one year after such change in control upon 15 days’ notice. In the event of such termination, the employment agreement provides that the Company must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (“Code”), minus $1.00 (currently a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler’s termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable. As of December 31, 2002, Mr. Geissler owned options to purchase 1,000,000 shares for $3.39 per share, none of which had vested, which would become exercisable upon the occurrence of such a change in control.

The employment agreement also provides that (i) upon a change of control, (ii) upon the termination of Mr. Geissler’s employment for any reason other than due to his material default under the employment agreement, or (iii) if he ceases to be the

Company’s President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement, within 10 days of the occurrence of any such events, the Company is to pay to Mr. Geissler $4,000,000. The Company may pay such amount in cash or in the Company’s common stock or with a combination of cash and common stock. The employment agreement also provides that if the $4,000,000 is paid in cash and stock, the amount of cash paid must be sufficient to cover the tax liability associated with such payment, and such payment shall otherwise be structured to maximize tax efficiencies to both the Company and Mr. Geissler.

Credit and Security Agreement with Wells Fargo Business Credit, Inc.  The Credit and Security Agreement provides that a “change in control” under that agreement results in a default. A change in control is defined as either Mr. Geissler ceasing to actively manage the Company’s day-to-day business activities or the transfer of at least 25% of the outstanding shares of common stock of the Company. Also, if the Company owes to Mr. Geissler $4,000,000 under his employment agreement as described above, the obligation would most likely result in a breach of the Company’s financial covenants under the Credit and Security Agreement. If these defaults occurred and were not waived by Wells Fargo, and if Wells Fargo were to enforce their rights under the terms of the Credit and Security Agreement and related agreements, the Company’s business and financial condition would be materially and adversely affected, and it may force the Company to cease operations.

3.             Acquisitions

The following describes the acquisitions by the Company and within AWG which were purchased by ADS (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Shares, Warrants & Options Issued or Issuable	Common Shares Issued (Net)	Goodwill and Other Intangibles Assets Acquired	Other Net Assets and Liabilities	Business Description
Medical Advisory Systems, Inc.	03/27/02	$31,956	$28,418	5,218	$30,005	$1,951	Provider of medical assistance and technical products and services

Timely Technology	04/01/00	$6,281	$5,906	8,482	$5,954	$327	Software consulting and development service provider

Destron Fearing Corporation	09/08/00	$84,534	$83,270	20,821	$74,729	$9,805	Animal identification and microchip technology company

On February 27, 2001, ADS acquired 16.6% of the capital stock of MAS (AMEX:DOC), a provider of medical assistance and technical products and services, in a transaction valued at $8.3 million in consideration for 3.3 million shares of ADS’s common stock.  ADS controlled two of the seven seats on MAS’s board of directors and became the largest single shareholder. This investment was accounted for under the equity method from February 27, 2001 through March 27, 2002. The excess of the purchase price over the estimated fair value of the portion of the net assets acquired was approximately $6.8 million (goodwill) and through December 31, 2001 was being amortized on a straight-line basis over five years.

On March 27, 2002, DATC (formerly a part of ADS’s AWG) merged with a wholly-owned subsidiary of MAS. For accounting purposes, AWG is treated as the acquirer, and the acquisition of MAS was recorded at fair value under the purchase method of accounting.  The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition.

As of March 27, 2002
(in thousands)

Current assets	$837
Property, plant and equipment	1,578
Other assets	256
Total assets acquired	2,671
Current liabilities	699
Long-term debt and other liabilities	21
Total liabilities assumed	720
Net assets acquired	$1,951

The excess of the purchase price over the fair value of the assets and liabilities of MAS has been recorded as goodwill of $28.3 million and other intangible assets of $1.7 million.

The cost of the March 27, 2002 acquisition consisted of 5.268 million shares of common stock valued at $25.0 million, including 50,000 shares of treasury stock, options to purchase 1.2 million shares and warrants to purchase 75,000 shares together valued at $3.4 million, and acquisition costs of $3.6 million. The valuation of the stock is based on the value of the shares of MAS held by stockholders other than ADS prior to the acquisition. Included in the acquisition costs are certain accrued severance liabilities of $2.5 million related to employment agreements of two officers of MAS. Costs incurred and charged to the accrual totaled $629,000 during 2002.  The value of the options and warrants is based on the fair value of the options and warrants of MAS at the date of acquisition. The fair value was determined using the Black-Scholes option pricing model.

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

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated and combined financial statements reflect the results of operations of each company from the date of acquisition. The cost of the acquisition includes all payments according to the acquisition agreement plus costs for investment banking services and legal and accounting services that were direct costs of acquiring these assets. Unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	For the Year Ended December 31, (In thousands, except per share data)
	(unaudited)
	2002	2001
Net operating revenue	$34,181	$38,986
Net loss	$(93,813)	$(21,677)
Net loss per common share - basic and diluted	$(3.64)	$(0.91)

4.                                      Inventory, net

	(In thousands)
	December 31, 2002	December 31, 2001
Raw materials	$1,725	$1,474
Work in process	128	176
Finished goods	4,474	5,611
	6,327	7,261
Allowance for excess and obsolescence	(1,382)	(1,442)
Net inventory	$4,945	$5,819

5.                                      Other Current Assets

	(In thousands)
	December 31, 2002	December 31, 2001
Prepaid expenses and other current assets	$1,032	$491
Deposits	446	242
	$1,478	$733

6.             Property and Equipment, net

	(In thousands)
	December 31, 2002	December 31, 2001
Land	$343	$278
Building and leasehold improvements	5,727	3,783
Equipment and furniture	4,116	3,573
Software	94	9,865
	10,280	17,499
Less: Accumulated depreciation	(2,511)	(3,023)
	$7,769	$14,476

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $752,000 and $690,000 at December 31, 2002 and 2001, respectively. Related accumulated depreciation amounted to $502,000 and $437,000 at December 31, 2002 and 2001, respectively.

Depreciation charged against income amounted to $3,267,000, $2,392,000 and $428,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

During the fourth quarter of 2002, the Company recorded an impairment charge of $6.4 million related to the write off of an exclusive license to a digital encryption and distribution software system.

7.            Goodwill and Other Intangible Assets, net

The components of goodwill and other intangible assets are as follows at December 31 (in thousands):

	2002				2001
	Gross Carrying Value	Goodwill Impairment	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Goodwill Impairment	Accumulated Amortization	Net Carrying Value
Goodwill	$116,457	$(57,406)	$(11,599)	$47,452	$85,201	$(726)	$(11,599)	$72,876
Other Intangible Assets	1,696	—	(255)	1,441	—	—	—	—
Total Goodwill and Other Intangible Assets	$118,153	$(57,406)	$(11,854)	$48,893	$85,201	$(726)	$(11,599)	$72,876

Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of companies purchased. Other intangibles represent assets recognized separately from goodwill and consist primarily of a customer list, non-compete agreements and a database. Other intangibles are being amortized over lives ranging from two to 20 years.

Amortization expense, including goodwill amortization of $1,161,000 in 2001 associated with the AWG’s equity investment in MAS, amounted to $255,000, $9,790,000 and $2,529,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ADS entered into various earnout arrangements with the selling stockholders of Timely Technology. This arrangement provided for additional consideration to be paid in future years if certain earnings levels were met. These amounts were added to goodwill as earned and treated as a contribution to capital. These earnout arrangements totaled $3,600,000 and $5,041,000 for 2002 and 2001, respectively, and were paid through the issuance of 5,502,000 and 8,281,000 shares of ADS common stock in 2002 and 2001, respectively.

8.            Other Assets, net

	(In thousands)
	December 31, 2002	December 31, 2001
Patents and other amortizable assets	$426	$373
Less: Accumulated amortization	(264)	(154)
	162	219
Other investments	202	435
Other	9	44
	$373	$698

Patents and other amortizable assets are amortized on a straight-line basis over lives ranging from two to 15 years. Amortization of other assets charged against income amounted to $36,000, $149,000 and $5,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.            Notes Payable and Long-term Debt

Long-term debt consists of the following:

	(In thousands)
	December 31, 2002	December 31, 2001
Mortgage notes payable, collateralized by land and building, payable in monthly installments of principal and interest totaling $30, bearing interest at 8.18% at December 31, 2002, due through November 2010	$2,419	$2,465
Mortgage notes payable, collateralized by land and building, interest only payable monthly, principal amount of $910 due October 1, 2004, bearing interest at 12% at December 31, 2002.	910	—
Capital lease obligations	92	44
Less: Current maturities	(107)	(84)
	$3,314	$2,425

The scheduled maturities of long-term debt at December 31, 2002 are as follows:

Year	Amount (In thousands)
2003	$107
2004	983
2005	50
2006	54
2007	59
Thereafter	2,168
$3,421

Interest expense on the long and short-term notes payable amounted to $303,000, $528,000 and $115,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10.          Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents and Accounts Receivable

The carrying amount approximates fair value because of the short maturity of those instruments.

Other Investments

Investments in privately held equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the financial performance of the privately held companies and if a determination is made that a decline in fair value is other than temporary, the investments are written down to their fair value.

Notes Payable (line of credit)

The carrying amount approximates fair value because of the short-term nature of the line of credit and the current rates approximate market rates.

Long-Term Debt (mortgages)

The carrying amount approximates fair value because the interest rate approximates the current rate at which the Company could borrow funds on a similar note.

11.          Income Taxes

The provision for income taxes consists of:

	(In thousands)
	December 31, 2002	December 31, 2001	December 31, 2000
Current:
United States at statutory rates	$—	$41	$58
International	—	—	—
Current income tax provision (credit)	—	41	58
Deferred:
United States	—	—	—
International	—	—	—
Deferred income taxes provision (credit)	—	—	—
	$—	$41	$58

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	(In thousands)
	December 31, 2002	December 31, 2001
Deferred Tax Assets:
Liabilities and reserves	$3,079	$299
Compensation not currently deductible	7,155	—
Software impairment	2,560	—
Net operating loss carryforwards	6,687	4,023
Gross deferred tax assets	19,481	4,322
Valuation allowance	(19,481)	(4,322)
Net Deferred Tax Asset	$—	$—

Domestic and foreign loss from continuing operations before provision for income taxes, minority interest share of losses and equity in net loss of affiliate consists of:

	(In thousands)
	December 31, 2002	December 31, 2001
Domestic	$(91,522)	$(15,811)
Foreign	(642)	(1,447)
	$(92,164)	$(17,258)

At December 31, 2002, the Company had aggregate net operating loss carryforwards of approximately $16.7 million for income tax purposes which expire in various amounts through 2022. Approximately $11.1 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. In addition, given the ownership structure of the Company subsequent to the merger on March 27, 2002, the Company will not be included in ADS’s consolidated tax return which could further limit the utilization of the net operating loss carryforwards. The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Statutory rate	35%	34%	34%
Non-deductible goodwill amortization	—	(18)	(23)
State income taxes, net of federal benefits	5	(1)	(1)
Goodwill impairment and other permanent differences	(22)	—	—
International tax rates different from the statutory US federal rate	—	(3)	—
Change in deferred tax asset valuation allowance	(18)	(11)	(14)
Other	—	(1)	2
	0%	0%	(2)%

12.          Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $667,000, $696,000 and $569,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2002 are (in thousands):

Year	Minimal Rental Payments	Employment Contracts
2003	$645	$1,337
2004	427	920
2005	385	789
2006	355	672
2007	336	50
Thereafter	11,092	—
	$13,240	$3,768

13.          Profit Sharing Plan

ADS has a retirement savings plan under section 401(k) of the Internal Revenue code for the benefit of eligible United States employees. ADS has made no contributions to the 401(k) Plan.  The Company participates in this plan.

In 1994, MAS adopted a Retirement Savings Plan (MAS Plan) in accordance with Section 401(k) of the Internal Revenue Code. The MAS Plan is available to all eligible employees of the Company’s Medical Systems segment. The Company provides for discretionary matching contributions to the MAS Plan equal to a percentage of the participant’s contributions.  The Company made no contributions to the MAS Plan during 2002.

Signature Industries has certain defined contribution pension plans. The Company’s expense relating to the plans approximated $124,000, $175,000 and $135,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14.          Stock Options and Warrants

Stock Options

During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the “Stock Option Plan”). In connection with the merger with MAS, the Company assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”). As amended, the DAC Stock Option Plan provides 11,195,000 shares of common stock for which options may be granted. As of December 31, 2002, options to purchase 7,816,000 shares were outstanding and 2,137,000 shares were available for the grant of options under the DAC Stock Option Plan. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Under MAS’s nonqualified stock option plan (the “MAS Stock Option Plan”), options may be granted at or below the fair market value of the stock and have five and 10 year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2002, options to purchase 1,150,000 shares were outstanding and 233,000 shares were available for the grant of options under the plan. The MAS Stock Option Plan provides for 1,650,000 shares of common stock for which options may be granted.

A summary of stock option activity for the aforementioned plans for 2002, 2001 and 2000 is as follows (in thousands, except exercise price data):

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	5,148	$0.44	4,340	$0.38	2,273	$0.05
Granted	3,910	3.39	1,050	0.67	2,067	0.76
Assumed in MAS Acquisition	1,211	4.23	—	—	—	—
Exercised	(2,452)	0.25	—	—	—	—
Forfeited	(1)	10.00	(242)	(0.49)	—	—
Outstanding on December 31	7,816	2.56	5,148	0.44	4,340	0.38
Exercisable on December 31	3,893	1.70	4,270	0.39	2,020	0.05
Shares available for grant on December 31	2,370	—	8	—	816	—

The following table summarizes information about the Company’s stock options at December 31, 2002 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 to $2.00	2,898	7.31	$0.60	2,898	$0.60
$ 2.01 to $4.00	4,214	9.40	3.43	304	3.90
$ 4.01 to $6.00	550	8.11	4.15	550	4.15
$ 6.01 to $8.00	—	—	—	—	—
$ 8.01 to $10.00	154	7.31	10.00	141	10.00
	7,816	8.49	$2.56	3,893	$1.70

ADS has a non-qualified option plan. Under the ADS plan, options for 10 million common shares were authorized for issuance to certain officers and employees of ADS, which include officers and employees of the Company. Under the ADS plan, 300,000, 373,000 and 325,000 options were granted to officers and employees of the Company during 2002, 2001 and 2000, respectively. The options may not be exercised until one to three years after the grant date and are exercisable for a period of five years.

A summary of stock option activity in 2002, 2001 and 2000 for the ADS plan as it relates to the Company’s officers and employees is as follows (in thousands, except exercise price data)

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	759	$2.13	389	$3.52	85	$3.09
Granted	300	0.32	373	0.67	325	3.59
Exercised	(212)	0.25	—	—	(21)	2.75
Forfeited	(7)	1.09	(3)	1.09	—	—
Outstanding on December 31	840	1.97	759	2.13	389	3.52
Exercisable on December 31	447	$2.86	323	$3.19	50	$3.09

The following table summarizes information about stock options under the ADS plan as it relates to the Company’s officers and employees at December 31, 2002 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 to $3.00	607	4.58	$1.14	263	$2.07
$ 3.01 to $6.00	173	3.71	3.32	144	3.27
$ 6.01 to $8.00	60	4.06	6.53	40	6.53
	840		$1.97	447	$2.86

Qualified Employee Stock Purchase Plan

During 1999, ADS adopted a non-compensatory, qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date.  Under the Stock Purchase Plan, options for 9.0 million common shares of ADS were authorized for issuance to substantially all full-time employees of ADS, which includes employees of the Company.  Approximately 151,000 options to purchase shares have been issued to employees of the Company and exercised through December 31, 2002.  Each participant’s options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors of ADS.

Stock Warrants

In May 2000, MAS issued fully vested warrants to purchase 75,000 shares of its common stock to an investment banking firm as consideration for providing investment banking services for two years. The holder of the warrants may purchase 75,000 common shares at $10.50 per share, subject to adjustment as specified in the warrant agreement, for up to five years.  The estimated aggregate fair value of the warrants, as determined on the date of grant based on the Black-Scholes valuation model, was $272,000 and is included as merger consideration in the 2002 statement of changes in stockholders’ equity.

As was previously discussed in Note 9, in March 2001, IBM Credit was granted warrants to purchase 1,164,000 shares of Digital Angel’s common stock exercisable at $1.07 per share and expiring on April 10, 2007. The merger resulted in a new measurement date for these warrants and the Company recorded $1,066,000 as additional deferred financing fees.

In April 2002, the Company issued fully vested warrants to purchase 50,000 shares of its common stock to an investor relations firm as consideration for providing investor relations services. The holder of the warrants may purchase 50,000 common shares at $3.60 per share for up to five years.  The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $163,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 182.0%, dividend yield of 0%, risk free interest of 3.2% and an expected life of  5 years.  The charge is included in selling, general and administrative expense in the 2002 statement of operations.

15.                              Non-Cash Compensation Expense

Non-cash compensation expense of $19.0 million and $0.1 million has been included in selling, general and administrative expenses for 2002 and 2001, respectively.  The 2002 non-cash compensation expense relates primarily to the remeasurement of certain options at the time of the merger on March 27, 2002. Pursuant to the terms of the merger agreement, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option pricing model using the following assumptions: expected volatility of 68.0%, dividend yield of 0%, risk free interest rate of 3.0% and an expected life of 2 years.  The 2001 expense resulted primarily from re-pricing certain ADS stock options. The 2002 expense associated with these re-priced options was $.05 million. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25, and fluctuations in the common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expire.

16.          Legal Proceedings

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, “Plaintiffs”) filed suit against Customized Services Administrators, Incorporated (CSA), Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and the Company (collectively the “Defendants”) in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the “Insurance Contract”) allegedly purchased by the Plaintiffs from the Defendants on March 6, 2000. The complaint alleges, among other things, that the Defendants breached the Insurance Contract, defrauded the Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the “Deceased”) and the intentional infliction of emotional distress on the Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorneys’ fees and costs, and exemplary damages.

CSA outsourced its travel assistance services to MAS. CSA has filed a cross-claim against the Company alleging that the Company should be held liable for any liability that CSA may have to the Plaintiffs. The Company has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of this action.

The Company is party to various other legal proceedings. In the opinion of management, these proceedings, either individually or in the aggregate, are not likely to have a material adverse effect on the financial position, cash flows or results of operations of the Company. The estimate of potential impact on the Company’s financial position, cash flows and results of operations for the above legal proceedings could change in the future.

17.          Supplemental Cash Flow Information

	2002	2001	2000
Income taxes paid	$—	$28	$106
Interest paid	301	529	115
Non-cash investing and financing activities:
Assets acquired for ADS common stock	—	17,823	—
Assets acquired for long-term debt and capital leases	—	—	1,992
Shares to be issued in settlement of liability	225	—	—

ADS entered into various earnout arrangements with the selling stockholders of Timely Technology. During 2002 and 2001, the stockholders of Timely Technology earned $3,600,000 and $5,041,000, respectively, based on their earnout arrangements, which was paid through the issuance of shares of ADS’s common stock. During 2001, ADS issued 11.8 million shares of ADS common stock in consideration for an exclusive perpetual license to a digital encryption and distribution software system and contributed the license to AWG.

18.          Segment Information

The Company is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. With the acquisition of MAS in March 2002, the Company re-organized into four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems. Prior period segment information has been restated to reflect the Company’s current segment structure.

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

	For the Year Ended December 31, 2002
	(In thousands)
	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated		Consolidated

Product revenue	$20,379	$—	$10,022	$545	$—		$30,946
Service revenue	—	1,503	—	1,182	—		2,685
Segment revenue	$20,379	$1,503	$10,022	$1,727	$—		$33,631

Depreciation and amortization	$617	$2,157	$455	$409	$—		$3,638
Interest income	—	—	(1)	(1)	—		(2)
Interest expense	228	4	24	47	1,806		2,109
Loss before provision for income taxes, minority interest share of losses and equity in net loss of affiliate	(436)	(44,078)	(642)	(26,521)	(20,487	)(A)	(92,164)
Segment assets	56,470	700	5,491	5,137	—		67,798
Expenditures for property and equipment, net	1,056	128	253	2	—		1,439

(A)  Consists of $18,681 non-cash compensation expense associated with stock options outstanding at the date of merger and $1,806 interest expense associated with ADS obligations to IBM Credit.

	For the Year Ended December 31, 2001 (In thousands)
	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Combined

Product revenue	$22,074	$2	$11,144	$—	$—	$33,320
Service revenue	—	2,518	—	—	—	2,518
Segment revenue	$22,074	$2,520	$11,144	$—	$—	$35,738

Depreciation and amortization	$9,385	$2,335	$611	$—	$—	$12,331
Interest income	(4)	(13)	—	—	—	(17)
Interest expense	1,777	217	125	—	—	2,119
Loss before provision for income taxes, minority interest share of losses and equity in net loss of affiliate	(9,806)	(6,005)	(1,447)	—	—	(17,258)
Segment assets	86,918	14,678	5,783	—	—	107,379
Expenditures for property and equipment, net	947	188	175	—	—	1,310

	For the Year Ended December 31, 2000
	(In thousands)
	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Combined

Product revenue	$6,618	$—	$12,986	$—	$—	$19,604
Service revenue	—	2,647	—	—	—	2,647
Segment revenue	$6,618	$2,647	$12,986	$—	$—	$22,251

Depreciation and amortization	$2,314	$135	$513	$—	$—	$2,962
Interest income	(7)	(2)	(17)	—	—	(26)
Interest expense	62	3	50	—	—	115
Loss before provision for income taxes, minority interest share of losses and equity in net loss of affiliate	(2,335)	(1,454)	(27)	—	—	(3,816)
Segment assets	85,837	1,844	7,663	—	—	95,344
Expenditures for property and equipment, net	241	309	208	—	—	758

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, 2002, 2001 and 2000 was as follows:

(In thousands)	United States	United Kingdom	Consolidated / Combined
2002
Net revenue	$23,609	$10,022	$33,631
Long-lived assets excluding goodwill	6,977	792	7,769

2001
Net revenue	$24,594	$11,144	$35,738
Long-lived assets excluding goodwill	13,558	918	14,476

2000
Net revenue	$9,265	$12,986	$22,251
Long-lived assets excluding goodwill	4,449	959	5,408

There were no sales over 10% of net sales to any customer in 2002 or 2000.  Sales to one customer accounted for 10.4% of net sales in 2001.

19.          Related Party Activity

Prior to the merger, ADS provided certain general and administrative services to the Company, including finance, legal, benefits and other services. The costs of these services are included in the Company’s results of operations as management fees and are based on utilization, which management believes to be reasonable. Costs of these services were $0.2 million, $0.8 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution. In 2001, ADS charged the Company $1.6 million as interest on the debt allocated to AWG. In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  In 2002, the Company was charged $0.3 million by ADS to support ADS’s research group. Additionally, the Company will be charged by ADS for directors and officers insurance through June 2003.  These transactions resulted in a due to amount to ADS of $0.5 million at December 31, 2002.

ADS acquired Timely Technology Corp., a part of AWG, in 2000, and the merger agreement included an earnout provision based on performance through June 30, 2002. During 2002, ADS paid the selling shareholder of Timely Technology Corp. $3.6 million through the issuance of 5,502,000 shares of ADS stock as the final payment under the earnout provision. This payout has been reflected in the accompanying financial statements as a capital contribution by ADS and an increase to goodwill and other intangibles.

The Company has executed an exclusive eleven-year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the Verichip Registry by the Company. The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets. The Company will be the sole manufacturer and supplier to Verichip. Revenue recognized under the Distribution and Licensing Agreement was $69,000 for 2002.

In connection with certain obligations of ADS, the Company has financial covenants.  On September 30 and November 1, 2002, the debt covenants were amended for the remainder of 2002. The amendments reduced the Company’s current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements for the quarters ended September 30, 2002 and December 31, 2002.  Minimum Cumulative Modified EBITDA, as defined in the credit agreement, excludes non-cash compensation expense, one-time charges, impairment losses or any liability or claim that will be satisfied by issuance of the Company’s common stock.  The debt covenants, as amended on November 1, 2002, are as follows:

COVENANT	COVENANTS REQUIREMENT
Current Assets to Current Liabilities	September 30, 2002	1.05:1
	December 31, 2002	1.09:1

Minimum Cumulative Modified EBITDA	September 30, 2002	$(338,000)
	December 31, 2002	$732,000

The Company was not in compliance with the amended debt covenants on December 31, 2002.  Refer to Note 2 for additional information.

20.          Investment in Affiliates

The change in the Company’s investment in affiliates is as follows (in thousands):

Balance December 31, 2001	$6,779
Equity in net loss of affiliate	(291)
MAS common shares transferred to ADS	(6,488)
Balance December 31, 2002	$—

21. Summarized Quarterly Data (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2002—As Reported
Total revenue	$7,754	$9,239	$9,339	$7,299		$33,631
Gross profit	3,203	4,157	4,395	1,367		13,122
Net loss	(22,511)	(1,498)	(945)	(67,405	)(c)	(92,359)
Earnings per share—basic and diluted	(1.18)	(0.06)	(0.04)	(2.25)		(3.76)
2001—As Reported
Total revenue	$10,204	$8,470	$9,297	$7,767		$35,738
Gross profit	4,294	3,391	3,443	2,311		13,439
Net loss	(2,011)	(3,524)	(3,921)	(7,953	)(b)	(17,409)
Earnings per share—basic and diluted	(0.11)	(0.19)	(0.21)	(0.42)		(0.93)
2001—Adjusted for Change in Method of Accounting for Goodwill(a)
Total revenue	$10,204	$8,470	$9,297	$7,767		$35,738
Gross profit	4,294	3,391	3,443	2,311		13,439
Net income (loss)	37	(1,164)	(1,258)	(5,234	)(b)	(7,619)
Earnings per share—basic and diluted	—	(0.06)	(0.07)	(0.28)		(0.41)

(a)           Effective January 1, 2002, AWG adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually. There was no impairment upon adoption of SFAS No. 142.

(b)           The fourth quarter 2001 results include interest on IBM debt in the amount of $1,591 and goodwill impairment in the amount of $726.

(c)           The fourth quarter 2002 results include goodwill impairment in the amount of $57,406 and an asset impairment in the amount of $6,412.

Digital Angel Corporation and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Years Ended December 31,
	2002	2001	2000
Balance, at beginning of year	$296	$202	$47
Amount acquired through acquisition	105	—	158
Additions charged to income	15	94	—
Write-offs	(120)	—	(3)
Balance, at end of year	$296	$296	$202

S-1