Form 10-Q
period 2003-03-31
DIGITAL ANGEL CORP
filed 2003-05-08
CIK 771252

As filed with the Securities and Exchange Commission on May 8, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File Number:  1-15177

DIGITAL ANGEL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-1233960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

490 Villaume Avenue, South Saint Paul, Minnesota, 55075
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

Yes     ☒    No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes     ☐    No     ☒

As of the close of business on May 5, 2003, there were 26,821,839 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

PART I    FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$—	$214
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $197 in 2003 and $296 in 2002)	7,676	4,126
Inventories	5,919	4,945
Other current assets	1,109	1,478
Total Current Assets	14,704	10,763

Property And Equipment, net	7,656	7,769

Goodwill and Other Intangible Assets, net	48,808	48,893

Other Assets, net	357	373

	$71,525	$67,798

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$3,809	$816
Accounts payable	4,880	4,142
Accrued expenses and other current liabilities	3,496	3,704
Due to Applied Digital Solutions, Inc.	323	462
Total Current Liabilities	12,508	9,124

Long-Term Debt And Notes Payable	3,303	3,314

Deferred Revenue	104	50

Total Liabilities	15,915	12,488

Commitments And Contingencies

Minority Interest	265	298

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 26,856 shares issued and 26,806 shares outstanding in 2003 and 26,568 shares issued and 26,518 outstanding in 2002	134	133
Additional paid-in capital	167,625	167,365
Accumulated deficit	(113,949)	(114,059)
Common stock warrants	1,801	1,801
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive loss	(223)	(185)
Total Stockholders’ Equity	55,345	55,012

	$71,525	$67,798

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Product revenue	$10,865	$7,451
Service revenue	533	303
Total net revenue	11,398	7,754

Cost of products sold	5,639	4,300
Cost of services sold	395	251
	6,034	4,551
Gross profit	5,364	3,203

Selling, general and administrative expenses	4,280	22,758
Management fees - Applied Digital Solutions, Inc.	—	193
Research and development expenses	911	649
Interest expense - Applied Digital Solutions, Inc.	—	1,806
Interest expense - others	138	58
Other income	(42)	—

Income (loss) before taxes, minority interest share of losses and equity in net loss of MAS prior to merger	77	(22,261)

Provision for income taxes	—	—

Income (loss) before minority interest share of losses and equity in net loss of MAS prior to merger	77	(22,261)

Minority interest share of losses	33	41

Equity in net loss of MAS prior to merger	—	(291)

Net income (loss)	$110	$(22,511)

Net income (loss) per common share - basic	$—	$(1.18)
Net income (loss) per common share - diluted	—	(1.18)

Weighted average number of common shares outstanding - basic	26,663	19,063
Weighted average number of common shares outstanding diluted	30,638	19,063

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2003

(In Thousands)

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Number	Amount

Balance - December 31, 2002	26,568	$133	$167,365	$(114,059)	$1,801	$(43)	$(185)	$55,012
Net income	—	—	—	110	—	—	—	110
Comprehensive loss -Foreign currency translation	—	—	—	—	—	—	(38)	(38)
Total comprehensive income (loss)	—	—	—	110	—	—	(38)	72
Exercise of stock options	288	1	174	—	—	—	—	175
Stock option repricing	—	—	86	—	—	—	—	86

Balance – March 31, 2003	26,856	$134	$167,625	$(113,949)	$1,801	$(43)	$(223)	$55,345

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$110	$(22,511)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity-based compensation	86	18,681
Interest allocated by ADS and contributed to capital	—	1,806
Depreciation and amortization	434	735
Minority interest	(33)	(41)
Equity in net loss of affiliate	—	291
Loss on disposal of equipment	8	75
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(3,607)	1,086
Increase in inventories	(974)	(53)
Decrease (increase) in other current assets	375	(716)
Decrease in due to ADS	(139)	(108)
Increase in accounts payable, accrued expenses and deferred revenue	651	210
Net Cash Used In Operating Activities	(3,089)	(545)

Cash Flows From Investing Activities
Decrease in other assets	9	52
Payments for property and equipment	(250)	(200)
Cash acquired through acquisition, net of acquisition costs	—	218
Net Cash (Used In) Provided by Investing Activities	(241)	70

Cash Flows From Financing Activities
Amounts borrowed on line of credit	8,677	—
Amounts paid on line of credit	(5,677)	—
Net amounts borrowed on notes payable	—	7
Payments on long-term debt	(20)	(17)
Exercise of stock options	175	95
Capital contribution by Applied Digital Solutions, Inc.	—	682
Net Cash Provided By Financing Activities	3,155	767

Effect of Exchange Rate Changes on Cash	(39)	(6)

Net (Decrease) Increase In Cash and Cash Equivalents	(214)	286

Cash And Cash Equivalents - Beginning Of Period	214	596

Cash And Cash Equivalents - End Of Period	$—	$882

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                     Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”). In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”). As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary. Prior to the merger with DATC, ADS owned 850,000 shares of MAS stock, representing approximately 16.3% of the outstanding stock of MAS. (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries). In the merger, the shares of DATC owned by ADS were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock. Further, at the time of the merger, ADS transferred to the Digital Angel Share Trust (“Digital Angel Share Trust” or “Trust”), a newly created Delaware business trust, all shares of the Company’s common stock beneficially owned by ADS. The Trust is the owner of and, through its Advisory Board, votes all these 19,600,000 shares of the Company and has the ability to elect the Board of Directors of the Company. The Trust arose as a condition of the merger. In the event of a default of certain obligations of ADS under ADS’s credit agreement with IBM Credit LLC (IBM Credit), the shares owned by the Trust may be sold or otherwise disposed of to satisfy such obligations. Additionally, the Company had certain covenant obligations in connection with the ADS obligations (See Note 12).

The merger was treated as a reverse acquisition for accounting purposes, with AWG treated as the accounting acquirer.

On March 27, 2002, ADS amended and restated its credit agreement with IBM Credit which, among other amendments, provided for a release of AWG from the responsibility to repay an existing obligation. Accordingly, ADS assumed this obligation, which resulted in an increase to additional paid-in capital of $81.4 million net of deferred financing fees of approximately $1.1 million on March 27, 2002 .

Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options were considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted.  For all others, expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.

The accompanying unaudited condensed consolidated financial statements of Digital Angel Corporation and subsidiaries as of and for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2002 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2002 period have been reclassified for comparative purposes.

The financial information in these financial statements includes an allocation of expenses incurred by ADS on behalf of the Company as discussed in Note 12.  However, these financial statements may not necessarily be indicative of the results that may have occurred had AWG been a separate, independent entity during the periods presented or of future results of the Company.

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

2.                                     Credit Facility, Debt Covenant Compliance and Liquidity

Effective October 30, 2002, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Company’s credit facility provides for borrowings up to 80% of eligible receivables, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  At March 31, 2003, the annual interest rate on the credit facility was approximately 10.5%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of March 31, 2003, the Company had $926,000 of borrowing availability under its credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits capital expenditures during 2003. Any breach of the financial covenants by the Company will constitute an event of default under the Credit and Security Agreement. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of the Company’s common stock or the Company’s current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of March 31, 2003, the Company was out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. As a result of the Company's covenant violations, Wells Fargo is exercising its right to charge interest at the default rate, which was approximately 10.5% at March 31, 2003, from January 1, 2003, until the covenant violation is no longer outstanding. The Company has obtained a waiver of these covenant violations from Wells Fargo.

ADS has a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit LLC (IBM Credit). Under the IBM Credit Agreement in effect through March 27, 2002, IBM Credit maintained liens and security interests in the outstanding capital stock of the three AWG subsidiaries and on their assets to collateralize ADS’s obligations to IBM Credit under the IBM Credit Agreement.

ADS was not in compliance with certain financial covenants of the IBM Credit Agreement as of December 31, 2000. The IBM Credit Agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002. In connection with the amendment on March 30, 2001, IBM Credit was granted warrants to acquire shares of DATC’s common stock, which were converted in the merger into warrants to purchase 1.6 million shares of the Company’s common stock, exercisable at $1.07 and expiring on April 10, 2007.

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

The IBM Credit Agreement contains debt covenants relating to ADS’s financial position and performance, as well as the Company’s financial position and performance. In the absence of a waiver or amendment to such financial covenants, noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it. On September 30 and November 1, 2002, the IBM Credit Agreement was amended. The amendment reduced the Company’s current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements as defined in the IBM Credit Agreement for the quarters ended September 30, 2002 and December 31, 2002. As of December 31, 2002 the Company was out of compliance with the amended debt covenants. IBM did not provide a waiver for the noncompliance.

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

IBM Credit, ADS and the Company agreed to the terms of a Forbearance Agreement dated March 24, 2003.  Under the terms of the Forbearance Agreement, ADS has agreed to dismiss a lawsuit it had filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the Forbearance Agreement, ADS must retain an investment bank to sell the Company’s shares owned by the Trust.  The effective date of the Agreement is no later than March 31, 2003, and ADS must hire an investment bank within 30 days after the effective date of the Agreement.  On May 6, 2003 ADS hired an investment bank.  Under the Forbearance Agreement, the Company agreed to cooperate in selling the shares owned by the Trust.  If such sales by the Trust result in another person or group of persons owning, in the aggregate, 25% or more of the Company’s common stock, such sales will be deemed to constitute an event of default under the Company’s Credit and Security Agreement with Wells Fargo.  The occurrence of an event of default under the Credit and Security Agreement would subject the Company to the risk of foreclosure on substantially all of its assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.

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

In addition, ADS agreed that the Digital Angel Share Trust will engage an investment bank within 30 days of the effective date of the Forbearance Agreement to pursue the sale of the 19,600,000 shares of the Company’s common stock that are currently held in the Trust. The Forbearance Agreement is to become effective no later than March 31, 2003.  On May 6, 2003 ADS hired an investment bank.  All proceeds from the sale of the Company’s common stock will be applied to the loans and other obligations to satisfy the loan payment provisions discussed above if ADS has not satisfied its purchase rights by September 30, 2003.

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

Possible Consequences of Sales of the Company’s Shares

Employment Agreement with Randolph K. Geissler.  Under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Company and Randolph K. Geissler (the President and Chief Executive Officer of the Company), a “change in control” occurs under that employment agreement if any person becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding shares of common stock. Therefore, if the Trust were to sell more than approximately 5.3 million shares of the Company’s common stock, such sale could constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Company at any time within one year after such change in control upon 15 days’ notice. In the event of such termination, the employment agreement provides that the Company must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (“Code”), minus $1.00 (currently a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler’s termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable. As of March 31, 2003, Mr. Geissler owned options to purchase 1,000,000 shares for $3.39 per share, none of which had vested, which would become exercisable upon the occurrence of such a change in control.

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

3.                                     Principles of Consolidation and Combination

The March 31, 2003 and 2002 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

4.                                     Revenue Recognition

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

5.                                     Stock-Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost has been recognized under these plans.  The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123.  The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all awards (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Reported net income (loss)	$110	$(22,511)
Stock-based employee compensation expense in reported net income (loss), net of related tax effects	86	13,214
Stock-based employee compensation expense determined under the fair value based method,net of related tax effects	(702)	(13,566)
Pro forma net loss	$(506)	(22,863)

Income (loss) per share (basic and diluted)
As reported	$—	$(1.18)
Pro forma	$(0.02)	$(1.20)

6.                                     Inventory (in thousands)

	March 31, 2003	December 31, 2002
Raw materials	$1,821	$1,725
Work in process	155	128
Finished goods	5,253	4,474
	7,229	6,327
Allowance for excess and obsolescence	(1,310)	(1,382)
Net inventory	$5,919	$4,945

7.                                     Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income (loss)	$110	$(22,511)
Denominator:
Denominator for basic income (loss) per share-
Weighted-average shares	26,663	19,063
Basic income (loss) per share	$—	$(1.18)
Denominator for diluted income (loss) per share-
Weighted-average shares	26,663	19,063
Potentially dilutive securities, calculated on the treasury method (1)	3,975	—
Denominator for diluted income (loss) per share	30,638	19,063
Diluted income (loss) per share	$—	$(1.18)

(1)     Potentially dilutive securities are excluded from the computation of diluted loss per share for the three months ended March 31, 2002 because to do so would have been anti-dilutive.

8.                                     Segment Information

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

Following is the selected segment data as of and for the three months ended March 31, 2003 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$7,801	$—	$2,699	$365	$—	$10,865
Service	—	154	—	379	—	533
Total revenue	$7,801	$154	$2,699	$744	$—	$11,398

Income (loss) before income taxes and minority interest share of losses	$1,459	$(1,035)	$(222)	$(125)	$—	$77

Total assets	$60,178	$741	$5,721	$4,885	$—	$71,525

Three customers accounted for approximately 14.2%, 13.5% and 11.3% of our Animal Applications revenue.

Following is the selected segment data as of and for the three months ended March 31, 2002 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated		Consolidated

Net revenue from external customers:

Product	$4,815	$—	$2,636	$—	$—		$7,451
Service	—	303	—	—	—		303
Total revenue	$4,815	$303	$2,636	$—	$—		$7,754

Income (loss) before income taxes, minority interest share of losses and equity in net loss of MAS prior to merger	$288	$(1,791)	$(271)	$—	$(20,487	) (1)	$(22,261)

Total assets	$79,559	$14,448	$5,587	$31,700	$—		$131,294

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

9.                                     Acquisitions

The following describes the acquisitions by the Company (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Shares, Warrants & Options Issued or Issuable	Common Shares Issued (Net)	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
Medical Advisory Systems, Inc.	03/27/02	$31,956	$28,418	5,218	$30,005	$1,951	Provider of medical assistance and technical products and services

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

The cost of the March 27, 2002 acquisition consisted of 5.268 million shares of common stock valued at $25.0 million, including 50,000 shares of treasury stock, options to purchase 1.2 million shares and warrants to purchase 75,000 shares together valued at $3.4 million, and acquisition costs of $3.6 million.  The valuation of the stock is based on the value of the shares of MAS held by stockholders other than ADS prior to the acquisition.  The cost of the acquisition includes all payments according to the acquisition agreement plus costs for investment banking services and legal and accounting services that were direct costs of acquiring these assets.  Included in the acquisition costs are certain severance liabilities of $2.5 million related to employment agreements of two officers of MAS.  The value of the options and warrants is based on the fair value of the options and warrants of MAS at the date of acquisition.  The fair value was determined using the Black-Scholes option pricing model.

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

The results of MAS have been included in the consolidated financial statements since the date of acquisition.  Unaudited pro forma results of operations for the three months ended March 31, 2002 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands)	2002
Net operating revenue	$8,304
Net loss	$(23,965)
Net loss per common share - basic and diluted	$(1.00)

10.                               Contingencies

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

The Company is party to various other legal proceedings.  In the opinion of management, these proceedings, either alone or in the aggregate, are not likely to have a material adverse effect on the financial position, cash flows or overall trends in results of the Company.  The estimate of potential impact on the Company’s financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

11.                               Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2003	2002
Interest paid	$128	$92
Non-cash financing activities: Shares to be issued in settlement of liability	—	225

12.                              Related Party Activity

Prior to the merger, ADS provided certain general and administrative services to the Company, including finance, legal, benefits and other services.  The costs of these services are included in the Company’s Statements of Operations as management fees and are based on utilization, which management believes to be reasonable.  Costs of these services were $0.2 million for the three months ended March 31, 2002.  ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution.  In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  We continue to be charged by ADS approximately $42,000 a month to support ADS’ s research group.  Additionally, we were charged by ADS for product liability insurance through September 2002 and continue to be charged for directors and officers insurance through June 2003.  These transactions resulted in a due to ADS of $0.3 million at March 31, 2003.

ADS acquired Timely Technology Corp., a part of AWG, in 2000, and the merger agreement included an earnout provision based on performance through June 30, 2002.  During the quarter ended June 30, 2002, ADS paid the selling shareholder of Timely Technology Corp. $3.6 million, payable in shares of ADS stock, as the final payment under the earnout provision.  This payout has been reflected in the accompanying financial statements as a capital contribution by ADS and an increase to goodwill and other intangibles.

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $108,000 and $6,000 for the three months ended March 31, 2003 and 2002, respectively.

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its three subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were previously known as the Advanced Wireless Group (“AWG”) of Applied Digital Solutions, Inc. (“ADS”).  DATC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DATC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Before March 27, 2002, the business of DATC was operated in four segments:  Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of Medical Advisory Systems, Inc. (“MAS”) in March 2002, the Company re-organized into four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems.  Animal Applications is the new name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology segment with our Digital Angel Delivery System segment to form the new Wireless and Monitoring segment, which is now managed as a single business unit.  GPS and Radio Communications is the new name of our segment previously identified as Radio Communications and Other.  Medical Systems reflects the newly acquired MAS business.  Prior period segment information has been restated to reflect our current segment structure.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three months ended March 31, 2003 and 2002 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended March 31,
	2003%	2002%
Product revenue	95.3	96.1
Service revenue	4.7	3.9
Total net revenue	100.0	100.0
Cost of products sold	49.5	55.5
Cost of services sold	3.5	3.2
Total cost of products and services sold	53.0	58.7
Gross profit	47.0	41.3
Selling, general and administrative expenses	37.5	293.5
Management fees - Applied Digital Solutions, Inc.	0.0	2.5
Research and development expenses	8.0	8.4
Interest expense	1.2	24.0
Other income	(0.4)	0.0
Income (loss) before provision (benefit) for income taxes, minority interest share of losses and equity in net loss of MAS prior to merger	0.7	(287.1)
Provision for income taxes	0.0	0.0
Income (loss) before minority interest share of losses and equity in net loss of MAS prior to merger	0.7	(287.1)
Minority interest share of losses	0.3	0.6
Equity in net loss of MAS prior to merger	0.0	(3.8)
Net income (loss)	1.0	(290.3)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue

Revenue from operations for the three months ended March 31, 2003 increased $3.6 million, or 47.0%, to $11.4 million when compared to $7.8 million in revenue for the three months ended March 31, 2002.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Animal Applications	$7,801	$4,815
Wireless and Monitoring	154	303
GPS and Radio Communications	2,699	2,636
Medical Services	744	—
Total	$11,398	$7,754

The Animal Applications segment’s revenue increased $3.0 million, or 62.0%, in the three months ended March 31, 2003 compared to the three month period ended March 31, 2002. The majority of the increase was due to sales to fishery industry customers.  Sales to fishery industry customers were lower in the first quarter of 2002 when compared to sales in the first quarter of 2003.  Additionally, companion animal microchip sales increased in North America and Europe.

Medical Services segment’s revenue was $0.7 million in the three month period ended March 31, 2003.  The segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended March 31, 2003 was $5.4 million, an increase of $2.2 million, or 67.5%, compared to $3.2 million in the three month period ended March 31, 2002. As a percentage of revenue, the gross profit margin was 47.0% and 41.3% for the three months ended March 31, 2003 and 2002, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Animal Applications	$3,660	$1,879
Wireless and Monitoring	99	52
GPS and Radio Communications	1,365	1,272
Medical Services	240	—
Total	$5,364	$3,203

Gross profit margin from operations for each operating segment was:

	Three Months Ended March 31, 2003%	Three Months Ended March 31, 2002%
Animal Applications	46.9	39.0
Wireless and Monitoring	64.3	17.2
GPS and Radio Communications	50.6	48.3
Medical Services	32.3	—
Total	47.0	41.3

The Animal Applications segment’s gross profit increased $1.8 million, or 94.8%, in the three month period ended March 31, 2003 compared to the three months ended March 31, 2002 due to the previously mentioned sales increase.  The gross margin percentage increased to 46.9% in the three month period ended March 31, 2003 as compared to 39.0% in the three month period ended March 31, 2002 due to lower labor costs in 2003.

The Wireless and Monitoring segment’s gross profit increased $0.05 million, or 90.4%, in the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002.  Margins increased to 64.3% in the three month period ended March 31, 2003 from 17.2% in the three month period ended March 31, 2002.  The gross margin percentage increase was primarily due to the termination of employees that worked exclusively on a software contract that was cancelled in February 2003.

The GPS and Radio Communications segment’s gross profit increased $0.09 million, or 7.3%, in the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002.  The gross margin percentage increased to 50.6% in the three month period ended March 31, 2003 as compared to 48.3% in the three month period ended March 31, 2002 due to a favorable shift in the product mix.

The Medical Services segment’s gross profit was $0.2 million for the three month period ended March 31, 2003.  The gross margin was 32.3% in the three month period ended March 31, 2003.  This segment became part of the Company on March 27, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $18.5 million, or 81.2%, in the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002. The decrease was caused primarily by an $18.7 million charge included in selling, general and administrative expenses in the three month period ended March 31, 2002 arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three month period ended March 31, 2002.  For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the fair value of the options converted using the Black-Scholes option-pricing model.  As a percentage of revenue, selling, general and administrative expenses were 37.5% and 293.5% for the three months ended March 31, 2003 and 2002, respectively.

Selling, general and administrative expenses, excluding the $18.7 million charge, for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Animal Applications	$1,590	$1,110
Wireless and Monitoring	918	1,437
GPS and Radio Communications	1,441	1,530
Medical Services	331	—
Total	$4,280	$4,077

Selling, general and administrative expenses, excluding the $18.7 million charge, as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31, 2003%	Three Months Ended March 31, 2002%
Animal Applications	20.4	23.1
Wireless and Monitoring	596.1	474.3
GPS and Radio Communications	53.4	58.0
Medical Services	44.5	—
Total	37.5	52.6

The Animal Applications segment’s selling, general and administrative expenses increased $0.5 million in the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002 and as a percentage of revenue decreased to 20.4% from 23.1% in the same respective period.  The decrease as a percentage of revenue is primarily due to certain fixed costs remained constant while sales increased in 2003 when compared to 2002.

The Wireless and Monitoring segment’s selling, general and administrative expenses of $0.9 million decreased $0.5 million in the three month period ended March 31, 2003 as compared $1.4 million in the three month period ended March 31, 2002. The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002.  Included in the Wireless and Monitoring segment’s selling, general and administrative expense for the three months ended March 31, 2002 is $0.5 million of amortization expense for this asset.   Selling,

general and administrative expenses increased as a percentage of revenue to 596.1% in the three month period ended March 31, 2003 compared to 474.3% in the three month period ended March 31, 2002.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $0.09 million in the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002 primarily due to a reduction in personnel costs. As a percentage of revenue, selling, general and administrative expenses decreased to 53.4% in the three month period ended March 31, 2003 from 58.0% in the three month period ended March 31, 2002.

The Medical Services segment’s selling, general and administrative expenses were $0.3 million in the three month period ended March 31, 2003.  As a percentage of revenue, selling, general and administrative expenses were 44.5% in the three month period ended March 31, 2003.  This segment became part of the Company on March 27, 2002.

Management Fees – Applied Digital Solutions, Inc.

Management fees charged by ADS amounted to $0.2 million for the three months ended March 31, 2002.  These fees were for general and administrative services performed for us.  After March 27, 2002, we no longer pay a management fee to ADS.

Research and Development Expense

Research and development expense was $0.9 million in the three month period ended March 31, 2003, an increase of $0.3 million, or 40.4%, from $0.6 million for the three month period ended March 31, 2002.  As a percentage of revenue, research and development expense was 8.0% and 8.4% for the three months ended March 31, 2003 and 2002, respectively.  Included in research and development expense for the three months ended March 31, 2003 are charges by ADS of approximately $42,000 a month to support ADS’s research group.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Animal Applications	$550	$244
Wireless and Monitoring	217	405
GPS and Radio Communications	144	—
Medical Services	—	—
Total	$911	$649

The increase is due primarily to additional development expenses incurred for the Animal Application segment’s temperature-sensing implantable microchip and the GPS and Radio Communications segment’s Sarbe project.

Interest Expense

Interest expense was $0.1 million and $1.9 million for the three months period ended March 31, 2003 and 2002, respectively.   Interest expense in the first three months of 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit Corporation by ADS.  As discussed in Note 1 to the financial statements, on March 27, 2002, ADS restructured its loan agreement with IBM Credit Corporation.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.

Income Taxes

The Company had an effective income tax rate of 0.0% for the three month periods ended March 31, 2003 and 2002.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash and cash equivalents of $0.0 million compared to $0.2 million at December 31, 2002.  Cash used in operating activities totaled $3.1 million and $0.6 million in the first three months of 2003 and 2002, respectively.

In the first three months of 2003, the use of cash was due primarily to a significant increase in accounts receivable.  Accounts receivable, net of allowance for doubtful accounts, increased by $3.6 million, or 86.0%, to $7.7 million at March 31, 2003 from $4.1 million at December 31, 2002.  This increase is due to a significant number of shipments in March 2003.   Offsetting these uses of cash were increases in accounts payable, accrued expenses and deferred revenue and decreases in other current assets.

Inventory levels increased by $1.0 million to $5.9 million at March 31, 2003 from $4.9 million at December 31, 2002 due to a significant number of shipments in December 2002, resulting in a reduction of inventory and the accumulation of inventory for anticipated sales in 2003.  Inventory acquired from our acquisition of MAS amounted to $0.1 million.

Accounts payable increased by $0.8 million to $4.9 million at March 31, 2003 from $4.1 million at December 31, 2002.

Accrued expenses and other current liabilities decreased by $0.2 million, or 5.6%, to $3.5 million at March 31, 2003 from $3.7 million at December 31, 2002.  The decrease was due primarily to payment of accrued acquisition costs.

Investing activities used cash of $0.2 million in the first three months of 2003 and provided cash of $0.07 million in the first three months of 2002.  During each of the first three months of 2003 and 2002, $0.2 million was spent to acquire property and equipment.

Financing activities provided cash of $3.2 million and $0.8 million in the first three months of 2003 and 2002, respectively.  Cash was provided primarily by borrowing on our line of credit.

Debt, Covenant Compliance and Liquidity

The following table summarizes the Company’s fixed cash obligations as of March 31, 2003 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$3,401	98	1,035	115	2,153
Operating Leases	13,482	612	587	720	11,563
Employment Contracts	3,504	1,277	1,665	562	—
	$20,387	$1,987	$3,287	$1,397	$13,716

Effective October 30, 2002, we entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). Our credit facility provides for borrowings up to 80% of eligible receivables, as defined, and up to a maximum $5,000,000 under the terms of the Credit and Security Agreement.  At March 31, 2003, the annual interest rate on the credit facility was approximately 10.5%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of March 31, 2003, we had $926,000 of borrowing availability under our credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2003. Any breach of the financial covenants by us will constitute an event of default under the Credit and Security Agreement. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock or our current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of March 31, 2003, we were out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. As a result of our covenant violations, Wells Fargo is exercising its right to charge interest at the default rate, which was approximately 10.5% at March 31, 2003, from January 1, 2003, until the covenant violation is no longer outstanding. We have obtained a waiver of these covenant violations from Wells Fargo. There can be no assurance that we will continue to comply with the financial covenants of our Credit and Security Agreement, that an event of default will not occur, or that we can continue to obtain waivers of any events of default under the Credit and Security Agreement.

Management believes that we will need to obtain approximately $3 to $5 million to meet our capital requirements for the next 12 months. Management is currently exploring capital sources, in addition to the credit facility, which together will sufficiently meet our capital requirements. Our capital requirements will depend upon a variety of factors, including, but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions.  There can be no assurance that we will be able to obtain future financing in an amount sufficient to implement our business plan.

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

Under the terms of the agreement and plan of merger with MAS, the common stock and assets of the three AWG subsidiaries were released from all liens and security interests under the IBM Credit Agreement, and the shares of our common stock beneficially owned by ADS upon completion of the merger between DATC and MAS were transferred on March 27, 2002 to the Digital Angel Share Trust as collateral for the debt. ADS assumed the debt, which was treated as a capital contribution, resulting in an increase in additional paid-in capital of approximately $81.4 million, net of deferred financing fees of approximately $1.1 million on March 27, 2002.

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

The IBM Credit Agreement contains debt covenants relating to ADS’ financial position and performance, as well as our financial position and performance. In the absence of a waiver or amendment to such financial covenants, noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts ADS owes it. On September 30 and November 1, 2002, the IBM Credit Agreement was amended. The amendment reduced our current assets to current liabilities ratio and Minimum Cumulative Modified EBITDA requirements as defined in the IBM Credit Agreement for the quarters ended September 30, 2002 and December 31, 2002. As of December 31, 2002, we were out of compliance with the amended debt covenants. IBM did not provide a waiver for the noncompliance.

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

IBM Credit, ADS and the Company agreed to the terms of a Forbearance Agreement dated March 24, 2003. Under the Forbearance Agreement, ADS has agreed to dismiss a lawsuit it had filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the Forbearance Agreement, ADS must retain an investment bank to sell the Company’s shares owned by the Trust.  The effective date of the Forbearance Agreement is no later than March 31, 2003, and ADS must hire the investment bank within 30 days after the effective date of the Forbearance Agreement. On May 6, 2003 ADS hired an investment bank.  Under the Forbearance Agreement, we agreed to cooperate in selling the shares owned by the Trust. If such sales by the Trust result in another person or group of persons owning, in the aggregate, 25% or more of our common stock, such sales will be deemed to constitute an event of default under our Credit and Security Agreement with Wells Fargo. The occurrence of an event of default under the Credit and Security Agreement would subject us to the risk of foreclosure on substantially all of our assets to the extent necessary to repay any amounts due under the credit facility, including, but not limited to, principal, interest, penalties or other costs and expenses incurred.

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

In addition, ADS agreed that the Digital Angel Share Trust will engage an investment bank within 30 days of the effective date of the Forbearance Agreement to pursue the sale of the 19,600,000 shares of our common stock that are currently held in the Trust. On May 6, 2003 ADS hired an investment bank.  All proceeds from the sale of our common stock will be applied to the loans and other obligations to satisfy the loan payment provisions discussed above if ADS has not satisfied its purchase rights by September 30, 2003.

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

Forward – Looking Statements and Associated Risk

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and it includes statements relating to:

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

Historically, the Company has suffered losses and has not generated positive cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The audit reports of Eisner LLP for the year ended December 31, 2002 for the Company’s financial statements and PricewaterhouseCoopers LLP for each of the two years ended December 31, 2001 and 2000 for AWG’s financial statements, which became our historical financial statements in the merger, contained an explanatory paragraph expressing doubt about the Company’s and AWG’s ability to continue as a going concern.  We believe that we will need to obtain approximately $3 to $5 million to meet our capital requirements for the next 12 months. Management is currently exploring capital sources, in addition to the credit facility, which together will sufficiently meet our capital requirements.

The Company’s majority stockholder, Digital Angel Share Trust, owns 73.1% of the Company’s common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

The Trust is the beneficial owner of 73.1% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

ADS’s failure to comply with the payment terms imposed by IBM Credit and our failure to maintain compliance with the debt covenants of the IBM Credit Agreement constitute events of default.  On March 7, 2003, IBM Credit notified ADS that an event of default had occurred and IBM Credit would immediately commence exercising any and/or all of its rights and remedies.  IBM Credit, ADS, the Company and other parties entered into a Forbearance Agreement dated March 24, 2003 with respect to such defaults and ADS’s obligations under the IBM Credit Agreement.  Under the Forbearance Agreement, ADS must retain an investment bank to sell the Company’s shares owned by the Trust. The effective date of the Agreement is no later than March 31, 2003, and ADS must hire the investment bank within 30 days after the effective date of the Agreement.  On May 6, 2003 ADS hired an investment bank.  Under the Forbearance Agreement, we agreed to cooperate in selling the shares owned by the Trust. Such sales may be in private transactions or in the public market. We will have little or no control over any such sales.  We can give no assurance as to when or how shares of our common stock will be sold, as to who will purchase such shares, or as to the number of shares that may be sold at any given time. As a result, the duration of the Trust’s control over us, the identity of any parties which may acquire control of us and the market price of our stock if and when such sales commence is uncertain.

The terms of our credit facility subject us to the risk of foreclosure on substantially all of our assets.

Effective October 30, 2002, we entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). Our credit facility provides for borrowings up to 80% of eligible receivable, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  At March 31, 2003, the annual interest rate on the credit facility was approximately 10.5%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of March 31, 2003, we had $926,000 of borrowing availability under our credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2002 and 2003. Any breach of the financial covenants by us will constitute an event of default under the Credit and Security Agreement. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock or our current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of March 31, 2003, we were out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. As a result of our covenant violations, Wells Fargo is exercising its right to charge interest at the default rate, which was approximately 10.5% at March 31, 2003, from January 1, 2003, until the covenant violation is no longer outstanding. We have obtained a waiver of these covenant violations from Wells Fargo. There can be no assurance that we will continue to comply with the financial covenants of our Credit and Security Agreement, that an event of default will not occur or that we can continue to obtain waivers of any events of default.

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

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of March 31, 2003, we had recorded goodwill of $47.5 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the first quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142 and recorded no impairment of our goodwill.  During the fourth quarter of 2002, we performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows.  An evaluation of the Wireless and Monitoring and Medical Systems reporting units indicated that $31.5 million and $25.9 million of goodwill, respectively, was impaired. Accordingly, we recorded an impairment charge of $57.4 million in the fourth quarter of 2002. Factors contributing to the impairment charge were a longer than anticipated timeframe in developing the new Digital Angel™ technology for the Wireless and Monitoring reporting unit and a change in business focus for the Medical Systems reporting unit. We will assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value.  These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of March 31, 2003, we had options and warrants outstanding to purchase a total of 8,643,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share, with a weighted average exercise price of $1.63.  In addition, we had 2,545,000 additional shares of common stock which may be issued in the future under our stock option plans.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred net losses of $92.4 million, $17.4 million and $3.9 million in the years ended December 31, 2002, 2001 and 2000, respectively.  Although we had net income of $110,000 for the three months ended March 31, 2003, no assurance can be given as to whether we will continue to be profitable or that we can increase profitability. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Wireless and Monitoring segment is expected to incur future losses and may not achieve profitability.

We have invested approximately $13.3 million in the Digital Angel™ product for the period from April 1998 through March 31, 2003.  We expect the Wireless and Monitoring segment to incur additional development, sales and marketing, and other general expenses.  As a result, the Wireless and Monitoring segment is expected to incur losses for the foreseeable future and will need to generate significant revenues to achieve profitability.  There can be no assurance that the segment will achieve profitability or, if profitability is achieved, that it will be sustained.  The Wireless and Monitoring segment’s failure to achieve or sustain profitability would have a material adverse effect on the market value of our common stock.

The Wireless and Monitoring segment is the initial stage of operations and may encounter unforeseen difficulties that could negatively affect our business.  It has generated no substantial revenue. As a result, it has minimal operating history upon which to base an evaluation of its current business and future prospects. The first Digital Angel product was introduced in November 2001.  Moreover, this segment does not currently have any contracts in place that will provide any significant revenue.  Because of this segment’s lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect its business.  This segment’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets.  This segment could encounter risks and difficulties in its new and rapidly evolving market, especially given its lack of operating history. These risks include the Wireless and Monitoring segment’s ability to:

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

Infringement by third parties on our intellectual property or the development of substantially equivalent proprietary technology by our competitors could negatively affect our business.

Our success depends significantly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property, including those relating to the Digital Angel technology, will prevent the misappropriation or circumvention of our intellectual property.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others.  Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

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

We are also subject to federal, state and local regulation in the United States, including regulation by the U.S. Food and Drug Administration, the U.S. Federal Communications Commission and the U.S. Department of Agriculture, and to regulation in other countries.  We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets.  We are required to obtain regulatory approval before marketing most of our products.  The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products.  Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations.  Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

We rely heavily on sales to government contractors of our animal identification products, and any decline in the demand by these customers for our products could negatively affect our business.

The principal customers for electronic identification devices for fish are government contractors that rely on funding from the United States government.  Because these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products.  Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations and result in a decline in the market value of our common stock.

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

We depend on principal customers.

For the three month period ended March 31, 2003, five customers — Schering Plough, US Army Corp of Engineers, Biomark, Pacific States and US Department of Energy — accounted for 39.2% of our consolidated revenues. In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.  No individual customer accounted for 10% or more of our revenues in the three month period ended March 31, 2003.

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

We maintain operations outside of the United States, which subjects us to risks that are inherent in international operations, including the risk that:

•                  it is more difficult to enforce agreements and collect receivables through many foreign legal systems;

•                  foreign customers may have longer payment cycles than customers in the United States;

•                  tax rates in some foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•                  general economic and political conditions in countries where we operate may have an adverse effect on our operations or other presence in those countries;

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

We have employment agreements with certain key personnel, including our President and Chief Executive Officer.  The agreement with our President and Chief Executive Officer provides for specific payments in the event of a change in control of the Company.

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

We and our subsidiaries are party to various other legal actions as either a plaintiff or a defendant.  In our opinion, as of the date of this Form 10-Q, these proceedings, either individually or in the aggregate, will not have a material adverse effect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

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

10.1                          Forbearance Agreement dated March 24, 2003 by and among Applied Digital Solutions, Inc. IBM Credit LLC, Digital Angel Corporation and the other parties named therein (incorporated by herein reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Company for the year ended December 31, 2002).

The following exhibits are filed with this Quarterly Report on Form 10-Q:

99.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the three months ended March 31, 2003, the Company filed a Current Report on Form 8-K dated March 6, 2003 reporting the default by Applied Digital Solutions, Inc. under its Credit Agreement with IBM Credit LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: May 8, 2003	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer

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

Date: May 8, 2003

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

Date: May 8, 2003

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