Form 10-Q
period 2003-06-30
DIGITAL ANGEL CORP
filed 2003-08-14
CIK 771252

As filed with the Securities and Exchange Commission on August 14, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

or

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

As of the close of business on August 1, 2003, there were 26,951,989 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K

SIGNATURE
INDEX TO EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$—	$214
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $238 in 2003 and $296 in 2002)	5,166	4,126
Inventories	6,670	4,945
Other current assets	2,331	1,478
Total Current Assets	14,167	10,763

Property And Equipment, net	7,623	7,769

Goodwill and Other Intangible Assets, net	48,740	48,893

Other Assets, net	342	373

	$70,872	$67,798

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$3,210	$816
Accounts payable	6,352	4,142
Accrued expenses and other current liabilities	4,229	3,704
Due to Applied Digital Solutions, Inc.	415	462
Total Current Liabilities	14,206	9,124

Long-Term Debt And Notes Payable	3,289	3,314

Deferred Revenue	140	50

Total Liabilities	17,635	12,488

Commitments And Contingencies

Minority Interest	188	298

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 26,946 shares issued and 26,896 shares outstanding in 2003 and 26,568 shares issued and 26,518 outstanding in 2002	134	133
Additional paid-in capital	167,620	167,365
Accumulated deficit	(116,326)	(114,059)
Common stock warrants	1,801	1,801
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive loss	(137)	(185)
Total Stockholders’ Equity	53,049	55,012

	$70,872	$67,798

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Product revenue	$8,118	$8,506	$18,983	$15,957
Service revenue	242	733	775	1,036
Total net revenue	8,360	9,239	19,758	16,993

Cost of products sold	5,064	4,795	10,703	9,095
Cost of services sold	254	389	649	640

Gross profit	3,042	4,055	8,406	7,258

Selling, general and administrative expenses	4,175	4,831	8,455	27,589
Management fees - Applied Digital Solutions, Inc.	—	—	—	193
Research and development expenses	1,172	657	2,083	1,306
Interest expense - Applied Digital Solutions, Inc.	—	—	—	1,806
Interest expense - others	191	67	329	125
Other income	(42)	—	(84)	—

Loss before minority interest share of losses and equity in net loss of MAS prior to merger	(2,454)	(1,500)	(2,377)	(23,761)

Minority interest share of losses	77	2	110	43

Equity in net loss of MAS prior to merger	—	—	—	(291)

Net loss	$(2,377)	$(1,498)	$(2,267)	$(24,009)

Net loss per common share - basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(1.06)

Weighted average number of common shares outstanding - basic and diluted	26,856	26,169	26,760	22,616

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2003

(In Thousands)

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	CommonStock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss
								Total Stockholders’ Equity
	Common Stock
	Number	Amount

Balance — December 31, 2002	26,568	$133	$167,365	$(114,059)	$1,801	$(43)	$(185)	$55,012
Net loss	—	—	—	(2,267)	—	—	—	(2,267)
Comprehensive loss —Foreign currency translation	—	—	—	—	—	—	48	48
Total comprehensive income (loss)	—	—	—	(2,267)	—	—	48	(2,219)
Exercise of stock options	378	1	230	—	—	—	—	231
Stock option repricing	—	—	25	—	—	—	—	25

Balance — June 30, 2003	26,946	$134	$167,620	$(116,326)	$1,801	$(43)	$(137)	$53,049

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities
Net loss	$(2,267)	$(24,009)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	25	18,877
Interest allocated by ADS and contributed to capital	—	1,806
Depreciation and amortization	869	1,830
Minority interest	(110)	(43)
Equity in net loss of affiliate	—	291
Loss on disposal of equipment	16	7
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,097)	1,181
(Increase) decrease in inventories	(1,725)	312
Increase in other current assets	(842)	(545)
(Decrease) increase in due to ADS	(47)	153
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	2,885	(891)
Net Cash Used In Operating Activities	(2,293)	(1,031)

Cash Flows From Investing Activities
(Increase) decrease in other assets	(7)	63
Payments for property and equipment	(516)	(673)
Proceeds from sale of equipment	—	23
Cash acquired through acquisition, net of acquisition costs	—	40
Net Cash Used In Investing Activities	(523)	(547)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	17,285	—
Amounts paid on line of credit	(14,876)	—
Net amounts borrowed on notes payable	—	136
Payments on long-term debt	(38)	(32)
Exercise of stock options	231	601
Capital contribution by Applied Digital Solutions, Inc.	—	684
Net Cash Provided By Financing Activities	2,602	1,389

Effect of Exchange Rate Changes on Cash	—	177

Net Decrease In Cash and Cash Equivalents	(214)	(12)

Cash And Cash Equivalents - Beginning Of Period	214	596

Cash And Cash Equivalents - End Of Period	$—	$584

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

At the time of the merger, ADS transferred to the Digital Angel Share Trust (“Digital Angel Share Trust” or “Trust”), a newly created Delaware business trust, all shares of the Company’s common stock beneficially owned by ADS. Following the merger, the Trust was the owner of and, through its Advisory Board, voted all these 19,600,000 shares of the Company and had the ability to elect the Board of Directors of the Company. The Trust arose as a condition of the merger. In the event of a default of certain obligations of Applied Digital Solutions to IBM Credit Corporation (IBM Credit), the shares owned by the Digital Angel Share Trust could be sold or otherwise disposed of to satisfy such obligations.  On March 7, 2003 IBM Credit notified ADS that an event of default had occurred and IBM Credit would immediately exercise any and/or all of its right and remedies it had under the IBM credit agreement and applicable law.

Effective April 1, 2003, ADS entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, ADS acquired the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $99.0 million (including accrued interest), if ADS paid IBM Credit $30.0 million in cash by June 30, 2003.  As of June 30, 2003, ADS had made cash payments to IBM Credit totaling $30.0 million and had satisfied in full its debt obligations to IBM Credit.  In connection with satisfaction of ADS’s debt obligations to IBM Credit, the 19,600,000 shares of the Company’s stock beneficially owned by ADS were released to ADS from the Digital Angel Share Trust.

The accompanying unaudited condensed consolidated financial statements of Digital Angel Corporation and subsidiaries as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital

Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2002 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2002 periods have been reclassified for comparative purposes.

The financial information in these financial statements includes an allocation of expenses incurred by ADS on behalf of the Company as discussed in Note 12.  However, these financial statements may not necessarily be indicative of the results that may have occurred had the Company been a separate, independent entity during the periods presented or of future results of the Company.

The Company is engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals and objects. Prior to March 27, 2002, the Company operated in four segments: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System and Radio Communications and Other. With the acquisition of MAS in March 2002, the Company reorganized into four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. Animal Applications is the name of the segment previously identified as Animal Tracking.  The Digital Angel Technology segment and the Digital Angel Delivery System segment were combined to form the Wireless and Monitoring segment, which is now managed as a single business unit. GPS and Radio Communications is the name of the segment previously identified as Radio Communications and Other and represents the activity of Signature Industries, which is located in the United Kingdom. Medical Systems reflects the MAS business, which was acquired on March 27, 2002.

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

2.                                   Credit Facility, Debt Covenant Compliance and Liquidity

Effective October 30, 2002, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Company’s credit facility provides for borrowings up to 80% of eligible receivables, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  At June 30, 2003, the annual interest rate on the credit facility was approximately 10.2%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ products. As of June 30, 2003, the Company had $292,000 of borrowing availability and $1.9 million outstanding under its credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits capital expenditures during 2003. Any breach of the financial covenants by the Company will constitute an event of default under the Credit and Security Agreement unless waived by Wells Fargo. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of the Company’s common stock or the Company’s current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of June 30, 2003, the Company was out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. The Company has obtained a waiver from Wells Fargo for these covenant violations. As a result of the Company’s covenant violations in the first quarter of 2003, Wells Fargo is exercising its right to charge interest at the default rate, which was approximately 10.2% at June 30, 2003.

ADS had a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit. Effective April 1, 2003, ADS entered into a Forbearance Agreement with IBM Credit.  Under the terms of the Forbearance Agreement, ADS acquired the right to purchase all of its outstanding debt obligations to IBM Credit, totaling $99.0 million (including accrued interest), if ADS paid IBM Credit $30.0 million by June 30, 2003.  As of June 30, 2003, ADS had made cash payments to IBM Credit Corporation totaling $30.0 million and had satisfied in full its debt obligations to IBM Credit Corporation under the Forbearance Agreement.

Funding for the $30.0 million payment to IBM Credit included $10.0 million in net proceeds from the issuance by ADS of 8.5% Convertible Exchangeable Debentures.  These debentures are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at anytime at the purchasers’ option.  ADS owned 19.6 million shares, or approximately 72.9%, of our issued and outstanding common stock, as of June 30, 2003.  The exchange price for our common stock subject to purchase pursuant to the debentures is $2.20 per share as to the first 50.0% of the original principal amount of the debentures and $4.25 per share as to the remaining 50.0% of the original principal amount, subject to anti-dilution provisions.  Of the 19,600,000 shares of our common stock owned by ADS, it has pledged 15,000,000 shares to the debenture holders as collateral.

The debentures require that ADS pay interest to each debenture holder at the rate of 8.5% per annum, payable on a quarterly basis beginning September 1, 2003 and, beginning on November 1, 2003, on a monthly basis, as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date. Interest payments may be made in either cash or in shares of our common stock, or a combination thereof at ADS’s option, subject to certain restrictions. The interest conversion rate for our common stock is calculated based upon 90.0% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment.  Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003.  The principal redemption payments may be made in cash, in ADS common stock or our common stock at ADS’s option, subject to certain limitations regarding the average market value and trading volume of our common stock. The conversion prices are based upon the lesser of (a) 90.0% of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and (b) the set prices as defined in the purchase agreement. The set prices are based upon the market prices of ADS common stock and our common stock on the date of the transaction.

ADS has also granted to the debenture holders warrants to purchase approximately 5.35 million shares of ADS common stock or 0.95 million shares of our common stock currently owned by ADS, or a combination of shares from both companies, at each purchaser’s option.  The exercise price with respect to our common stock issuable pursuant to the warrants is $3.178 per share.  The warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

Possible Consequences of Exchange of the ADS Debentures, Exercise of the ADS Warrants or Foreclosure of Pledged Shares

Employment Agreement with Randolph K. Geissler.  Under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Company and Randolph K. Geissler (the President and Chief Executive Officer of the Company), a “change in control” occurs under that employment agreement if any person becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding shares of common stock. ADS has issued 8.5% Convertible Exchangeable Debentures which are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  ADS has also granted the debenture purchasers warrants to purchase ADS common stock, shares our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  In addition, to secure its obligations under the debentures, ADS pledged 15,000,000 of our shares to the debenture holders.  If the exchange of the debentures, the exercise of the warrants, any foreclosure of ADS’s pledge to the debenture holders, or any combination of these events, results in another person or group of persons owning, in the aggregate, 20% or more of our common stock, such transaction  could constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Company at any time within one year after such change in control upon 15 days’ notice. In the event of such termination, the employment agreement provides that the Company must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (“Code”), minus $1.00 (currently a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler’s termination of employment.

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

3.                                   Principles of Consolidation and Combination

The June 30, 2003 and 2002 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

5.                                   Stock-Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for all its stock option plans.  Accordingly, no compensation cost has been recognized under these stock option plans.  The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123.  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net loss	$(2,377)	$(1,498)	(2,267)	$(24,009)
Stock-based employee compensation expense in reported net loss, net of related tax effects	(61)	196	25	13,410
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,695)	(62)	(3,358)	(13,636)
Pro forma net loss	$(4,133)	$(1,364)	$(5,600)	$(24,235)

Loss per share -basic and diluted
As reported	$(0.09)	$(0.06)	$(0.09)	$(1.06)
Pro forma	$(0.15)	$(0.05)	$(0.21)	$(1.07)

6.                                   Inventory (in thousands)

	June 30, 2003	December 31, 2002
Raw materials	$1,747	$1,725
Work in process	135	128
Finished goods	6,255	4,474
	8,137	6,327
Allowance for excess and obsolescence	(1,467)	(1,382)
Net inventory	$6,670	$4,945

7.                                   Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(2,377)	$(1,498)	$(2,267)	$(24,009)
Denominator:
Denominator for basic loss per share -
Weighted-average shares	26,856	26,169	26,760	22,616
Denominator for diluted loss per share (1)-	26,856	26,169	26,760	22,616
Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.09)	$(1.06)

(1)     Potentially dilutive securities are excluded from the computation of diluted loss per share because to do so would have been anti-dilutive.

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

Following is the selected segment data as of and for the three months ended June 30, 2003 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,188	$—	$2,708	$222	$—	$8,118
Service	—	5	—	237	—	242
Total revenue	$5,188	$5	$2,708	$459	$—	$8,360

Loss before minority interest share of losses	$(938)	$(755)	$(513)	$(248)	$—	$(2,454)

Total assets	$58,821	$664	$6,910	$4,477	$—	$70,872

In the three month period ended June 30, 2003, two customers accounted for approximately 21.8% and 16.7% of our Animal Applications revenue.

Following is the selected segment data as of and for the six months ended June 30, 2003 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$12,989	$—	$5,407	$587	$—	$18,983
Service	—	159	—	616	—	775
Total revenue	$12,989	$159	$5,407	$1,203	$—	$19,758

Income (loss) before minority interest share of losses	$521	$(1,790)	$(735)	$(373)	$—	$(2,377)

Total assets	$58,821	$664	$6,910	$4,477	$—	$70,872

In the six month period ended June 30, 2002, four customers accounted for approximately 15.4%, 11.6%, 10.9% and 10.2% of our Animal Applications revenue.  We buy most of our syringe injectible microchips that are used in our electronic identification products from one supplier.

Following is the selected segment data as of and for the three months ended June 30, 2002 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,612	$—	$2,480	$414	$—	$8,506
Service	—	577	—	156	—	733
Total revenue	$5,612	$577	$2,480	$570	$—	$9,239

Income (loss) before minority interest share of losses	$122	$(1,357)	$(25)	$(240)	$—	$(1,500)

Total assets	$79,037	$16,978	$5,513	$32,293	$—	$133,821

In the three month period ended June 30, 2002, two customers accounted for approximately 15.8% and 15.1% of our Animal Applications revenue and one customer accounted for 49.2% of our Wireless and Monitoring revenue.

Following is the selected segment data as of and for the six months ended June 30, 2002 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated		Consolidated

Net revenue from external customers:

Product	$10,427	$—	$5,116	$414	$—		$15,957
Service	—	880	—	156	—		1,036
Total revenue	$10,427	$880	$5,116	$570	$—		$16,993

Income (loss) before minority interest share of losses and equity in net loss of MAS prior to merger	$401	$(3,147)	$(288)	$(240)	$(20,487	)(1)	$(23,761)

Total assets	$79,037	$16,978	$5,513	$32,293	$—		$133,821

(1)  Consists of $18,681,000 non-cash compensation expense associated with Digital Angel options converted into options to acquire Digital Angel Corporation stock and $1,806,000 interest expense associated with ADS obligations to IBM Credit Corporation.

In the six month period ended June 30, 2002, three customers accounted for approximately 15.0%, 12.4% and 10.8% of our Animal Applications revenue.  We buy most of our syringe-injectable microchips that are used in our electronic identification products from one supplier.  In the six month period ended June 30, 2002, one customer accounted for approximately 57.1% of our Wireless and Monitoring revenue.

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

The results of MAS have been included in the consolidated financial statements since the date of acquisition.  Unaudited pro forma results of operations for the six months ended June 30, 2002 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands)	2002
Net operating revenue	$17,543
Net loss	$(25,463)
Net loss per common share - basic and diluted	$(1.02)

10.                            Contingencies

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. filed suit against Customized Services Administrators, Incorporated (CSA), Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and us in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy allegedly purchased by the plaintiffs from the defendants on March 6, 2000. The complaint alleges, among other things, that the defendants breached the terms of the insurance policy, defrauded plaintiffs, acted in bad faith and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on plaintiffs. The complaint seeks the cost of funeral and burial expenses of Mr. Silva and amounts constituting the loss of financial support of Mr. Silva, general damages, attorneys’ fees and costs, and exemplary damages.

CSA outsourced its travel assistance services to Medical Advisory Systems. CSA filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim and are vigorously contesting all aspects of this action.

We filed motions for summary judgment/adjudication, which were heard by the Court on June 10, 2003. Our motions for summary adjudication of plaintiffs’ causes of action for fraud, insurance, bad faith and unlawful business practices were granted. Our motion for summary adjudication on plaintiffs’ cause of action for breach of insurance contract also was granted. However, the Court gave the plaintiffs permission to amend their complaint on or before June 13, 2003 with respect to this cause of action. Our motion for summary adjudication of plaintiffs’ cause of action for intentional infliction of emotional distress was taken under submission. Our motions for summary adjudication of plaintiffs’ cause of action for wrongful death and prayer for punitive damages were denied, but the plaintiffs agreed that the punitive damages claim applied only to their cause of action for intentional infliction of emotional distress. Therefore, if the Court grants our motion for summary adjudication of this cause of action, the punitive damage claim should be stricken in its entirety. The Court has set a Mandatory Settlement Conference for August 20, 2003 and has set the case for trial on August 25, 2003 in the Santa Clara County Superior Court. We believe this lawsuit is defensible, and we intend to defend this matter vigorously. However, if there is an unfavorable outcome of this matter, we believe that our exposure could be in excess of what we have been advised to be the applicable limits of insurance.

11.                            Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2003	2002
Interest paid	$254	$171
Non-cash financing activities:
Shares to be issued in settlement of liability	—	225

12.                            Related Party Activity

Prior to the merger, ADS provided certain general and administrative services to the Company, including finance, legal, benefits and other services.  The costs of these services are included in the Company’s Statements of Operations as management fees and are based on utilization, which management believes to be reasonable.  Costs of these services were $0.0 and $0.2 million for the three and six month periods ended June 30, 2002.  ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution.  In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  We continue to be charged by ADS approximately $30,000 a month to support ADS’s research group.  Additionally, we were charged by ADS for product liability insurance through September 2002 and directors and officers insurance through June 2003.  These transactions resulted in a due to ADS of $0.3 million at June 30, 2003.

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

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $87,000 and $29,000 for the six months ended June 30, 2003 and 2002, respectively.

13.                            Subsequent Events

Securities Purchase Agreement with Laurus Master Fund, Ltd.  On July 31, 2003, the Company entered into a Securities Purchase Agreement (Purchase Agreement) to sell securities to Laurus Master Fund, Ltd. (Laurus).

Effective July 31, 2003, under the Purchase Agreement, the Company issued and sold to Laurus a two-year Secured Convertible Note (the Note) in the original principal amount of $2,000,000 and a Common Stock Purchase Warrant (the Laurus Warrant) to purchase up to 125,000 shares of the Company’s common stock.  The Note is convertible, at Laurus’s option, into shares of the Company’s common stock at a per share price of $2.33.  However, Laurus is not entitled to convert the amount evidenced by the Note into a number of shares of common stock which would exceed the difference between the number of shares of common stock beneficially owned by Laurus and 4.99% of the outstanding shares of common stock of the Company.  The Note accrues interest at an annual rate equal to the prime rate plus 1.75% but shall not be less than 6% per annum.

Under the Laurus Warrant, Laurus has the right, for a period of five years from the date of such Laurus Warrant, to purchase a total of 125,000 shares of the Company’s common stock.  The per share exercise price of the Laurus Warrant is $2.68 for 75,000 shares subject to the Laurus Warrant, $2.91 for 35,000 shares, and $3.38 for 15,000 shares.

In connection with the Note, the Company and Laurus entered into a Security Agreement granting to Laurus a lien and security interest in the Company’s assets, which is subject to a lien and security interest held by Wells Fargo Business Credit, Inc.

Under the Registration Rights Agreement dated July 31, 2003 between the Company and Laurus, the Company is obligated to file a Registration Statement on Form S-3 within 30 days following the closing date and to cause such Registration Statement to become effective within 90 days following the closing date.  The Registration Statement will cover the resale of the shares of common stock underlying the Note and the Warrant.

Stock Purchase Agreement with Applied Digital Solutions. On August 14, 2003, the Company entered into a Stock Purchase Agreement (Stock Purchase Agreement) with ADS as a strategic investment to increase ADS's ownership of the Company. The Stock Purchase Agreement provides that the Company is to issue and sell to ADS 3,000,000 shares of the Company's common stock at $2.64 per share and a warrant (the ADS warrant) to purchase up to 1,000,000 shares of the Company's stock. The aggregate purchase price for the sale of the Company's 3,000,000 shares is payable in ADS common stock (ADS Exchange Shares) equal to the purchase price divided by the average of ADS's volume weighted average price for the ten trading days immediately preceeding the closing date (ADS Per Share Exchange Price).  If the ADS Per Share Exchange Price is less than $0.40, then ADS shall have the option to postpone the closing date for a period not to exceed thirty calendar days or terminate the Stock Purchase Agreement.

The ADS warrant provides ADS the right, for a period of five years from February 1, 2004, to purchase a total of 1,000,000 shares of the Company's common stock,. The exercise price of the ADS warrant will be equal to the daily volume weighted average price of our common stock for the first 10 consecutive days of 2004 starting on January 2, 2004.

As part of this transaction, ADS is in negotiations with the holders of the ADS 8.5% Convertible Exchangeable Debentures (the Debenture Holders), which may result in the Company issuing warrants to the Debenture Holders to acquire up to 500,000 shares of its common stock.

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its three subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were previously known as the Advanced Wireless Group (“AWG”) of Applied Digital Solutions, Inc. (“ADS”).  DATC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DATC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Before March 27, 2002, the business of DATC was operated in four segments:  Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other.  With the acquisition of Medical Advisory Systems, Inc. (“MAS”) in March 2002, the Company re-organized into four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems.  Animal Applications is the name of our segment previously identified as Animal Tracking.  We combined our Digital Angel Technology segment with our Digital Angel Delivery System segment to form the Wireless and Monitoring segment, which is now managed as a single business unit.  GPS and Radio Communications is the name of our segment previously identified as Radio Communications and Other.  Medical Systems reflects the MAS business acquired March 27, 2002. Prior period segment information has been restated to reflect our current segment structure.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six months ended June 30, 2003 and 2002 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	%	%	%	%
Product revenue	97.1	92.1	96.1	93.9
Service revenue	2.9	7.9	3.9	6.1
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	60.6	51.9	54.2	53.5
Cost of services sold	3.0	4.2	3.3	3.8
Total cost of products and services sold	63.6	56.1	57.5	57.3
Gross profit	36.4	43.9	42.5	42.7
Selling, general and administrative expenses	50.0	52.3	42.8	162.4
Management fees - Applied Digital Solutions, Inc.	—	—	—	1.1
Research and development expenses	14.0	7.1	10.5	7.7
Interest expense	2.3	0.7	1.7	11.4
Other income	(0.5)	—	(0.4)	—
Loss before minority interest share of losses and equity in net loss of MAS prior to merger	(29.4)	(16.2)	(12.1)	(139.9)
Minority interest share of losses	0.9	—	0.6	0.3
Equity in net loss of MAS prior to merger	—	—	—	(1.7)
Net loss	(28.5)	(16.2)	(11.5)	(141.3)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenue

Revenue for the three months ended June 30, 2003 decreased $0.9 million, or 9.5%, to $8.4 million when compared to $9.2 million in revenue for the three months ended June 30, 2002.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Animal Applications	$5,188	$5,612
Wireless and Monitoring	5	577
GPS and Radio Communications	2,708	2,480
Medical Services	459	570
Total	$8,360	$9,239

The Animal Applications segment’s revenue decreased $0.4 million, or 7.6%, in the three months ended June 30, 2003 compared to the three month period ended June 30, 2002. The decrease is the result of unusually high sales in the second quarter of 2002 due to delays in the first quarter of 2002.

The Wireless and Monitoring segment’s revenue decreased $0.6 million, or 99.1%, in the three months ended June 30, 2003 as compared to the three month period ended June 30, 2002 due to the cancellation of a significant software contract in February 2003.

The GPS and Radio Communications segment’s revenue increased $0.2  million, or 9.2%, in the three months ended June 30, 2003 compared to the three month period ended June 30, 2002 due to increases in the exchange rate.  In local currency, sales for the three months ended June 30, 2003 are consistent with sales for the three months ended June 30, 2002.

Medical Services segment’s revenue decreased $0.1 million, or 19.5%, in the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002.  The majority of the increase was due to the cancellation of a service contract in January 2003 partially offset by an increase in pharmaceutical sales.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended June 30, 2003 was $3.0 million, a decrease of $1.0 million, or 25.0%, compared to $4.0 million in the three month period ended June 30, 2002. As a percentage of revenue, the gross profit margin was 36.4% and 43.9% for the three months ended June 30, 2003 and 2002, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Animal Applications	$1,704	$2,266
Wireless and Monitoring	5	330
GPS and Radio Communications	1,221	1,246
Medical Services	112	213
Total	$3,042	$4,055

Gross profit margin from operations for each operating segment was:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	%	%
Animal Applications	32.8	40.4
Wireless and Monitoring	100.0	57.2
GPS and Radio Communications	45.1	50.2
Medical Services	24.4	37.4

The Animal Applications segment’s gross profit decreased $0.6 million, or 24.8%, in the three month period ended June 30, 2003 compared to the three months ended June 30, 2002.  The decrease is primarily due to increased freight expenses. The gross margin percentage decreased to 32.8% in the three month period ended June 30, 2003 as compared to 40.4% in the three month period ended June 30, 2002 due to increased freight and labor costs, partially offset by lower material costs.

The Wireless and Monitoring segment’s gross profit decreased $0.3 million, or 98.5%, in the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002.  The decrease is due to the cancellation of a significant software contract in February 2003.

The GPS and Radio Communications segment’s gross profit decreased $0.02 million, or 2.0%, in the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002.  The gross margin percentage decreased to 45.1% in the three month period ended June 30, 2003 as compared to 50.2% in the three month period ended June 30, 2002 due to an unfavorable shift in the product mix.

The Medical Services segment’s gross profit decreased $0.1 million, or 47.4%, for the three month period ended June 30, 2003.  The gross margin percentage decreased to 24.4% in the three month period ended June 30, 2003 as compared to 37.4% in the three month period ended June 30, 2002.  The decrease is due to the shift in product mix arising from the termination of a significant service contract and increased pharmaceutical sales.  The shift in product mix resulted in increased material costs partially offset by lower labor and overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.7 million, or 13.6%, in the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses were 50.0% and 52.3% for the three months ended June 30, 2003 and 2002, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Animal Applications	$1,844	$1,739
Wireless and Monitoring	495	1,390
GPS and Radio Communications	1,511	1,251
Medical Services	325	451
Total	$4,175	$4,831

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	%	%
Animal Applications	35.5	31.0
Wireless and Monitoring	9900.0	240.9
GPS and Radio Communications	55.8	50.4
Medical Services	70.8	79.1

The Animal Applications segment’s selling, general and administrative expenses increased $0.1 million in the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002 and as a percentage of revenue increased to 35.5% from 31.0% in the same respective period.  The increase as a percentage of revenue is primarily due to additional consulting expenses associated with the Verichip Distribution and Licensing Agreement.

The Wireless and Monitoring segment’s selling, general and administrative expenses of $0.5 million decreased $0.9 million in the three month period ended June 30, 2003 as compared $1.4 million in the three month period ended June 30, 2002. The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002 and lower personnel costs.  Included in the Wireless and Monitoring segment’s selling, general and administrative expense for the three months ended June 30, 2002 is $0.5 million of amortization expense for the software.  Selling, general and administrative expenses increased as a percentage of revenue to 9900.0% in the three month period ended June 30, 2003 compared to 240.9% in the three month period ended June 30, 2002 due to the significant decrease in revenue in 2003.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.3 million in the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002 primarily due to an increase in sales and marketing expenses. As a percentage of revenue, selling, general and administrative expenses increased to 55.8% in the three month period ended June 30, 2003 from 50.4% in the three month period ended June 30, 2002.

The Medical Services segment’s selling, general and administrative expenses decreased $0.1 million, or 27.9% in the three month period ended June 30, 2003.  As a percentage of revenue, selling, general and administrative expenses were 70.8% in the three month period ended June 30, 2003 from 79.1% in the three month period ended June 30, 2002. The decrease results from the elimination of certain administrative expenses.

Research and Development Expense

Research and development expense was $1.2 million in the three month period ended June 30, 2003, an increase of $0.5 million, or 78.4%, from $0.7 million for the three month period ended June 30, 2002.  As a percentage of revenue, research and development expense was 14.0% and 7.1% for the three months ended June 30, 2003 and 2002, respectively.  Included in research and development expense for the three months ended June 30, 2003 are charges by ADS of approximately $30,000 a month to support ADS’s research group.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Animal Applications	$691	$361
Wireless and Monitoring	263	296
GPS and Radio Communications	218	—
Medical Services	—	—
Total	$1,172	$657

The increase is due primarily to additional salary and consulting expenses incurred for the development of the Animal Application segment’s temperature-sensing implantable microchip and development expense for the GPS and Radio Communications segment’s Sarbe (locator beacon) project.

Interest Expense

Interest expense was $0.2 million and $0.07 million for the three month periods ended June 30, 2003 and 2002, respectively.

Income Taxes

The Company had an effective income tax rate of 0.0% for the three month periods ended June 30, 2003 and 2002.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenue

Revenue for the six months ended June 30, 2003 increased $2.8 million, or 16.3%, to $19.8 million when compared to $17.0 million in revenue for the six months ended June 30, 2002.

Revenue for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Animal Applications	$12,989	$10,427
Wireless and Monitoring	159	880
GPS and Radio Communications	5,407	5,116
Medical Services	1,203	570
Total	$19,758	$16,993

The Animal Applications segment’s revenue increased $2.6 million, or 24.6%, in the six months ended June 30, 2003 compared to the six month period ended June 30, 2002. The majority of the increase was due to sales to fish and wildlife industry customers and companion animal microchip sales in North America and Europe.

The Wireless and Monitoring segment’s revenue decreased $0.7 million, or 81.9%, in the six months ended June 30, 2003 compared to the six month period ended June 30, 2002.  The decrease results from the cancellation of a significant software contract in February 2003.

The GPS and Radio Communications segment's revenue increased $0.3 million, or 5.7%, in the six months ended June 30, 2003 compared to the six month period ended June 30, 2002.  The increase results from increases in the exchange rate.  Sales in the local currency for the six months ended June 30, 2003 when compared to sales in local currency for the six months ended June 30, 2002 have decreased due to weak locator beacon and battery replacement sales.

Medical Services segment’s revenue increased $0.6 million, or 111.1% in the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002.  The increase is due to the inclusion of six months of sales in 2003 compared to three months of sales in 2002.  This segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the six month period ended June 30, 2003 was $8.4 million, an increase of $1.1 million, or 15.8%, compared to $7.3 million in the six month period ended June 30, 2002. As a percentage of revenue, the gross profit margin was 42.5% and 42.7% for the six months ended June 30, 2003 and 2002, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Animal Applications	$5,364	$4,145
Wireless and Monitoring	104	382
GPS and Radio Communications	2,586	2,518
Medical Services	352	213
Total	$8,406	$7,258

Gross profit margin from operations for each operating segment was:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	%	%
Animal Applications	41.3	39.8
Wireless and Monitoring	65.4	43.4
GPS and Radio Communications	47.8	49.2
Medical Services	29.3	37.4

The Animal Applications segment’s gross profit increased $1.2 million, or 29.4%, in the six month period ended June 30, 2003 compared to the six months ended June 30, 2002 due to the previously mentioned sales increase.  The gross margin percentage increased to 41.3% in the six month period ended June 30, 2003 as compared to 39.8% in the six month period ended June 30, 2002 due to lower material costs.

The Wireless and Monitoring segment’s gross profit decreased $0.3 million, or 72.8%, in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002.  Margins increased to 65.4% in the six month period ended June 30, 2003 from 43.4% in the six month period ended June 30, 2002.  The gross margin percentage increase was primarily due to the termination of employees that worked exclusively on a software contract that was cancelled in February 2003.

The Medical Services segment’s gross profit increased $0.1 million, or 65.3%, for the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002.  The gross margin percentage decreased to 29.3% in the six month period ended June 30, 2003 as compared to 37.4% in the six month period ended June 30, 2002.  The increase in gross profit is due primarily to the inclusion of six months of operating results included in 2003 compared to three months of operating results included in 2002.  This segment became part of the Company on March 27, 2002.  The decrease in the gross margin percentage relates to the shift in product mix arising from the termination of a significant service contract and increased pharmaceutical sales.  The shift in product mix resulted in increased material costs partially offset by lower labor and overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.1 million, or 69.4%, in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002. The decrease was caused primarily by an $18.7 million charge included in selling, general and administrative expenses in the six month period ended June 30, 2002 arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expenses during the six month period ended June 30, 2002.  For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the fair value of the option converted using the Black-Scholes option-pricing model.  As a percentage of revenue, selling, general and administrative expenses were 42.8% and 162.4% for the six months ended June 30, 2003 and 2002, respectively.

Selling, general and administrative expenses, excluding the $18.7 million charge, for each of the operating segments were as follows (dollars in thousands):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Animal Applications	$3,434	$2,849
Wireless and Monitoring	1,413	2,827
GPS and Radio Communications	2,952	2,781
Medical Services	656	451
Total	$8,455	$8,908

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	%	%
Animal Applications	26.4	27.3
Wireless and Monitoring	888.7	321.3
GPS and Radio Communications	54.6	54.4
Medical Services	54.5	79.1

The Animal Applications segment’s selling, general and administrative expenses increased $0.6 million in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002 and as a percentage of revenue decreased to 26.4% from 27.3% in the same respective period.  The increase relates primarily to additional consulting expenses associated with the Verichip Distribution and Licensing Agreement and additional board of director related expenses.

The Wireless and Monitoring segment’s selling, general and administrative expenses of $1.4 million decreased $1.4 million in the six month period ended June 30, 2003 as compared $2.8 million in the six month period ended June 30, 2002. The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002.  Included in the Wireless and Monitoring segment’s selling, general and administrative expense for the six months ended June 30, 2002 is $1.0 million of amortization expense for this asset.  Selling, general and administrative expenses increased as a percentage of revenue to 888.7 % in the six month period ended June 30, 2003 compared to 321.3% in the six month period ended June 30, 2002 due to the significant decline in revenue in 2003.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.2 million in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002 primarily due to an increase in marketing expenses. As a percentage of revenue, selling, general and administrative expenses increased to 54.6% in the six month period ended June 30, 2003 from 54.4% in the six month period ended June 30, 2002.

The Medical Services segment’s selling, general and administrative expenses increased $0.2 million, or 45.5%, in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002.  As a percentage of revenue, selling, general and administrative expenses were 54.5% in the six month period ended June 30, 2003 as compared to 79.1% in the six month period ended June 30, 2002.  The increase in selling, general and administrative expense is due primarily to the inclusion of six months of expense in 2003 compared to three months of expense in 2002.  This segment became part of the Company on March 27, 2002.

Research and Development Expense

Research and development expense was $2.1 million in the six month period ended June 30, 2003, an increase of $0.8 million, or 59.5%, from $1.3 million for the six month period ended June 30, 2002.  As a percentage of revenue, research and development expense was 10.5% and 7.7% for the six months ended June 30, 2003 and 2002, respectively.  Included in research and development expense for the six months ended June 30, 2003 are charges by ADS of approximately $30,000 a month to support ADS’s research group.

Research and development expense for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Animal Applications	$1,241	$605
Wireless and Monitoring	480	701
GPS and Radio Communications	362	—
Medical Services	—	—
Total	$2,083	$1,306

The increase is due primarily to additional development expenses incurred for the Animal Application segment’s temperature-sensing implantable microchip and the GPS and Radio Communications segment’s Sarbe project and a change in accounting for the reimbursement of research and development expenses.

Interest Expense

Interest expense was $0.3 million and $1.9 million for the six months period ended June 30, 2003 and 2002, respectively.  Included in the $1.9 million of interest expense for the six months ended June 30, 2002 is $1.8 million of interest expense charged by ADS.

Income Taxes

The Company had an effective income tax rate of 0.0% for the six month periods ended June 30, 2003 and 2002.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash and cash equivalents of $0.0 million compared to $0.2 million at December 31, 2002.  Cash used in operating activities totaled $2.3 million and $1.0 million in the first six months of 2003 and 2002, respectively.

In the first six months of 2003, the use of cash was due primarily to the loss generated from operations and a significant increase in accounts receivable and inventory.  Accounts receivable, net of allowance for doubtful accounts, increased by $1.0 million, or 25.2%, to $5.1 million at June 30, 2003 from $4.1 million at December 31, 2002.  This increase is primarily due to the seasonality of our business.  Offsetting these uses of cash were increases in accounts payable, accrued expenses and deferred revenue.

Inventory levels increased by $1.7 million to $6.6 million at June 30, 2003 from $4.9 million at December 31, 2002 due to a significant number of shipments in December 2002, resulting in a reduction of inventory and the accumulation of inventory for anticipated sales in the second half of 2003.

Accounts payable increased by $2.2 million to $6.3 million at June 30, 2003 from $4.1 million at December 31, 2002.

Accrued expenses and other current liabilities increased by $0.5 million, or 14.2%, to $4.2 million at June 30, 2003 from $3.7 million at December 31, 2002.

Investing activities used cash of $0.5 million in the first six months of 2003 and 2002.  During the first six months of 2003 and 2002, $0.5 million and $0.7 million was spent to acquire property and equipment, respectively.

Financing activities provided cash of $2.6 million and $1.4 million in the first six months of 2003 and 2002, respectively.  In 2003, cash was provided primarily by borrowing on our line of credit.

Debt, Covenant Compliance and Liquidity

The following table summarizes the Company’s fixed cash obligations as of June 30, 2003 over various future periods (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$3,374	$91	$1,029	$117	$2,137
Operating Leases	13,572	584	905	408	11,675
Employment Contracts	3,213	1,217	1,621	375	—
	$20,159	$1,892	$3,555	$900	$13,812

Effective October 30, 2002, we entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). Our credit facility provides for borrowings of up to 80% of eligible receivables, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  At June 30, 2003, the annual interest rate on the credit facility was approximately 10.2%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of June 30, 2003, we had $292,000 of borrowing availability under our credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2003. Any breach of the financial covenants by us will constitute an event of default under the Credit and Security Agreement unless waived by Wells Fargo. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock or our current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of June 30, 2003, we were out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. We have obtained a waiver for these covenant violations from Wells Fargo.  As a result of our covenant violations in the first quarter of 2003, Wells Fargo is exercising its right to charge interest at the default rate, which was approximately 10.2% at June 30, 2003. There can be no assurance that we will continue to comply with the financial covenants of our Credit and Security Agreement, that an event of default will not occur, or that we can continue to obtain waivers of any events of default under the Credit and Security Agreement.

ADS had a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit. Effective April 1, 2003, ADS entered into a Forbearance Agreement with IBM Credit.  Under the terms of the Forbearance Agreement, ADS acquired the right to purchase all of its outstanding debt obligations to IBM Credit, totaling $99.0 million (including accrued interest), if ADS paid IBM Credit $30.0 million by June 30, 2003.  As of June 30, 2003, ADS had made cash payments to IBM Credit Corporation totaling $30.0 million and had satisfied in full its debt obligations to IBM Credit Corporation under the Forbearance Agreement.

Funding for the $30.0 million payment to IBM Credit included $10.0 million in net proceeds from the issuance by ADS of 8.5% Convertible Exchangeable Debentures.  These debentures are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at anytime at the purchasers’ option.  ADS owned 19.6 million shares, or approximately 72.9%, of our issued and outstanding common stock as of June 30, 2003.  The exchange price for our common stock subject to purchase pursuant to the debentures is $2.20 per share as to the first 50.0% of the original principal amount of the debentures and $4.25 per share as to the remaining 50.0% of the original principal amount, subject to anti-dilution provisions.  Of the 19,600,000 shares of our common stock owned by ADS, it has pledged 15,000,000 shares to the debenture holders as collateral.

The debentures require that ADS pay interest to each debenture holder at the rate of 8.5% per annum, payable on a quarterly basis beginning September 1, 2003 and, beginning on November 1, 2003, on a monthly basis, as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date. Interest payments may be made in either cash or in shares of our common stock, or a combination thereof at ADS’s option, subject to certain restrictions. The interest conversion rate for our common stock is calculated based upon 90.0% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment.  Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003.  The principal redemption payments may be made in cash, in ADS common stock or our common stock at ADS’s option, subject to certain limitations regarding the average market value and trading volume of our common stock. The conversion prices are based upon the lesser of (a) 90.0% of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and (b) the set prices as defined in the purchase agreement. The set prices are based upon the market prices of ADS common stock and our common stock on the date of the transaction.

ADS has also granted to the debenture holders warrants to purchase approximately 5.35 million shares of ADS common stock or 0.95 million shares of our common stock currently owned by ADS, or a combination of shares from both companies, at each purchaser’s option.  The exercise price with respect to our common stock issuable pursuant to the warrants is $3.178 per share.  The warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

Possible Consequences of Exchange of the ADS Debentures, Exercise of the ADS Warrants or Foreclosure of Pledge Shares

Employment Agreement with Randolph K. Geissler.  Under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Company and Randolph K. Geissler (the President and Chief Executive Officer of the Company), a “change in control” occurs under that employment agreement if any person becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding shares of common stock. ADS has issued 8.5% Convertible Exchangeable Debentures which are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  ADS has also granted the debenture purchasers warrants to purchase ADS common stock, shares our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  In addition, to secure its obligations under the debentures, ADS pledged 15,000,000 of our shares to the debenture holders.  If the exchange of the debentures, the exercise of the warrants, any foreclosure of ADS’s pledge to the debenture holders, or any combination of these events, results in another person or group of persons owning, in the aggregate, 20% or more of our common stock, such transaction  could constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Company at any time within one year after such change in control upon 15 days’ notice. In the event of such termination, the employment agreement provides that the Company must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (“Code”), minus $1.00 (currently a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler’s termination of employment.

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

The Company’s majority stockholder, Applied Digital Solutions, Inc., owns 72.9% of the Company’s common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

ADS is the beneficial owner of 72.9% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how ADS will exercise control over us.  ADS may support actions that are contrary to or conflict with the interests of the other stockholders.

Any sales of our common stock acquired in the exchange of the ADS debentures, the exercise of the ADS warrants, or any foreclosure of the pledge of our shares by ADS to the debenture holders may cause a reduction in the market value of our common stock.

Of the 19,600,000 shares of our common stock owned by ADS, it has pledged 15,000,000 shares as collateral in connection with the issuance by ADS of the 8.5% Convertible Exchangeable Debentures.  The debentures are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  In addition, the debentures provide for the payment of interest by ADS to each debenture holder at the rate of 8.5% per annum.  Interest payments may be made in either cash, shares of our common stock or a combination thereof, at ADS’s option, subject to certain restrictions.  The principal redemption payments may be made in cash, ADS common stock or our common stock at ADS’s option, subject to certain limitations regarding the average market value and trading volume of our common stock.

ADS has also granted to the debenture holders warrants to acquire approximately 5.35 million shares of ADS common stock, or 0.95 million shares of our common stock currently owned by ADS, or a combination of shares from both companies, at each purchaser’s option.  These warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

Exchange of the debentures, exercise of the warrants, foreclosure of the pledge, or any combination of these events, could result in the transfer of a significant number of shares of our common stock to one or more persons. There can be no assurance that any shares transferred in any debenture exchange, warrant exercise, or pledge will be held for any period of time by the debenture holders upon such exchange or exercise.  The debenture holders may elect to sell our shares in private transactions or in the public market.  In the event our shares are sold by the debenture holders, we will have little or no control over such sales.  We can give no assurance as to how these shares of our common stock will be sold, who will purchase such shares or the number of shares that will be sold at any given time.  The sale of a significant number of shares of our common stock in a single transaction or in a series of transactions over a short period of time could result in a significant decline in the market value of our common stock.

The terms of our credit facility subject us to the risk of foreclosure on substantially all of our assets.

Effective October 30, 2002, we entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). Our credit facility provides for borrowings up to 80% of eligible receivable, as defined, and up to a maximum of $5,000,000 under the terms of the Credit and Security Agreement.  At June 30, 2003, the annual interest rate on the credit facility was approximately 10.2%. The credit facility requires that the total amount of interest paid per year must be at least $120,000. The credit facility will expire on October 30, 2005, at which time the entire outstanding balance of the credit facility will become due and payable. Amounts borrowed under the credit facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, patents and other intellectual property relating to the Digital Angel™ product. As of June 30, 2003, we had $292,000 of borrowing availability and $1.9 million outstanding under our credit facility.

The credit facility contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits our capital expenditures during 2003. Any breach of the financial covenants by us will constitute an event of default under the Credit and Security Agreement unless waived by Wells Fargo. In addition, any change of control of the Company will be an event of default under the Credit and Security Agreement. As defined in the Credit and Security Agreement, a change of control includes the future acquisition by any person or group of persons of more than 25% of the voting power of all classes of our common stock or our current President and Chief Executive Officer ceases to actively manage the Company’s day-to-day business activities. As of June 30, 2003, we were out of compliance with the minimum book net worth and monthly minimum earnings before taxes covenants.  We have obtained a waiver for these covenant violations from Wells Fargo.  As a result of our covenant violations in the first quarter of 2003, Wells Fargo is exercising its right to charge interest at the default rate, which was approximately 10.2% at June 30, 2003. There can be no assurance that we will continue to comply with the financial covenants of our Credit and Security Agreement, that an event of default will not occur or that we can continue to obtain waivers of any events of default.

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

As described above, ADS has issued debentures which are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  In addition, ADS pledged 15,000,000 of our shares to secure its obligations under the debentures.  If the exchange of the debentures, an exercise of the warrants, a foreclosure of the pledge, or any combination thereof, results in another person or group of persons owning, in the aggregate, 25.0% or more of our common stock, such transaction will be deemed to constitute an event of default under the Credit and Security Agreement with Wells Fargo.

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

Exchange of the ADS debentures, exercise of the ADS warrants or foreclosure of the pledged shares may trigger “change in control” clauses under key agreements which may materially and adversely affect the Company’s business and financial condition.

Employment Agreement with Randolph K. Geissler.  Under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Company and Randolph K. Geissler (the President and Chief Executive Officer of the Company), a “change in control” occurs under that employment agreement if any person becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding shares of common stock. ADS has issued 8.5% Convertible Exchangeable Debentures which are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  ADS has also granted the debenture purchasers warrants to purchase ADS common stock, shares our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  In addition, to secure its obligations under the debentures, ADS pledged 15,000,000 of our shares to the debenture holders.   If the exchange of the debentures, the exercise of the warrants, any foreclosure of ADS’s pledge to the debenture holders, or any combination of these events, results in another person or group of persons owning, in the aggregate, 20% or more of our common stock, such transaction  could constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Company at any time within one year after such change in control upon 15 days’ notice. In the event of such termination, the employment agreement provides that the Company must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (“Code”), minus $1.00 (currently a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler’s termination of employment.

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

As of June 30, 2003, we had recorded goodwill of $47.5 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the first quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142 and recorded no impairment of our goodwill.  During the fourth quarter of 2002, we performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows.  An evaluation of the Wireless and Monitoring and Medical Systems reporting units indicated that $31.5 million and $25.9 million of goodwill, respectively, was impaired. Accordingly, we recorded an impairment charge of $57.4 million in the fourth quarter of 2002. Factors contributing to the impairment charge were a longer than anticipated timeframe in developing the new Digital Angel™ technology for the Wireless and Monitoring reporting unit and a change in business focus for the Medical Systems reporting unit. We will assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value.  These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of June 30, 2003, we had options and warrants outstanding to purchase a total of 8,552,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share, with a weighted average exercise price of $1.64.  In addition, we had 2,545,000 additional shares of common stock which may be issued in the future under our stock option plans.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred net losses of $2.3 million, $92.4 million, $17.4 million and $3.9 million in the six month period ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively.  No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Wireless and Monitoring segment is expected to incur future losses and may never achieve profitability.

We have invested approximately $14.0 million in the Digital Angel™ product for the period from April 1998 through June 30, 2003.  We expect the Wireless and Monitoring segment to incur additional development, sales and marketing, and other general expenses.  As a result, the Wireless and Monitoring segment is expected to incur losses for the foreseeable future and will need to generate significant revenues to achieve profitability.  There can be no assurance that the segment will achieve profitability or, if profitability is achieved, that it will be sustained.  The Wireless and Monitoring segment’s failure to achieve or sustain profitability would have a material adverse effect on the market value of our common stock.

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

We depend on principal customers.

For the six month period ended June 30, 2003, four customers — Schering Plough, Biomark, Pacific States and Merial — together accounted for 31.7% of our consolidated revenues. For the three month period ended June 30, 2003, the same customers together accounted for 33.1% of our consolidated revenues.  In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

In addition, other companies could enter this line of business in the future.  Some of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and those competitors may develop or market technologies and products that are more widely accepted than ours or that would render our products obsolete or noncompetitive.  We are not aware of any other competitors currently marketing products that would compete with the Digital Angel product.  However, we are aware of several potential competitors that have expressed an interest in similar technologies.  We are unaware of any actual sales of a competing product.  If such competitors enter the market and compete with the Digital Angel product, such competition could have a material adverse effect on our business.

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

The Digital Angel™ technology is not proven, and we may not be able to develop products from this unproven technology.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  Among other things, this Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative.  SFAS No. 149 is effective July 1, 2003.  The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

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

Item 4.           Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al., No. CV798528 (Santa Clara County Superior Court)

On May 29, 2001, Janet Silva, individually and as Guardian ad litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. filed suit against Customized Services Administrators, Incorporated (CSA), Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and us in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy allegedly purchased by the plaintiffs from the defendants on March 6, 2000. The complaint alleges, among other things, that the defendants breached the terms of the insurance policy, defrauded plaintiffs, acted in bad faith and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on plaintiffs. The complaint seeks the cost of funeral and burial expenses of Mr. Silva and amounts constituting the loss of financial support of Mr. Silva, general damages, attorneys’ fees and costs, and exemplary damages.

CSA outsourced its travel assistance services to Medical Advisory Systems. CSA filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim and are vigorously contesting all aspects of this action.

We filed motions for summary judgment/adjudication, which were heard by the Court on June 10, 2003. Our motions for summary adjudication of plaintiffs’ causes of action for fraud, insurance, bad faith and unlawful business practices were granted. Our motion for summary adjudication of plaintiffs’ cause of action for breach of insurance contract also was granted. However, the Court gave the plaintiffs permission to amend their complaint on or before June 13, 2003 with respect to this cause of action. Our motion for summary adjudication of plaintiffs’ cause of action for intentional infliction of emotional distress was taken under submission. Our motions for summary adjudication of plaintiffs’ cause of action for wrongful death and prayer for punitive damages were denied, but the plaintiffs agreed that the punitive damages claim applied only to their cause of action for intentional infliction of emotional distress. Therefore, if the Court grants our motion for summary adjudication of this cause of action, the punitive damage claim should be stricken in its entirety. The Court has set a Mandatory Settlement Conference for August 20, 2003 and has set the case for trial on August 25, 2003 in the Santa Clara County Superior Court. We believe this lawsuit is defensible, and we intend to defend this matter vigorously. However, if there is an unfavorable outcome of this matter, we believe that our exposure could be in excess of what we have been advised to be the applicable limits of insurance.

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

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.2	Securities Purchase Agreement dated as of July 31, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd.

10.3	Secured Convertible Note dated as of July 31, 2003 by Digital Angel Corporation to Laurus Master Fund, Ltd.

10.4	Common Stock Purchase Warrant for Right to Purchase 125,000 Shares of Common Stock of Digital Angel Corporation

10.5	Registration Rights Agreement dated as of July 31, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

(i) Form 8-K furnished on April 3, 2003 regarding 2002 financial results, and

(ii) Form 8-K furnished on May 9, 2003 regarding financial results for quarter ended March 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: August 14 , 2003	By:	/s/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.2	Securities Purchase Agreement dated as of July 31, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd.

10.3	Secured Convertible Note dated as of July 31, 2003 by Digital Angel Corporation to Laurus Master Fund, Ltd.

10.4	Common Stock Purchase Warrant for Right to Purchase 125,000 Shares of Common Stock of Digital Angel Corporation

10.5	Registration Rights Agreement dated as of July 31, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.