Form 10-Q
period 2003-09-30
DIGITAL ANGEL CORP
filed 2003-11-14
CIK 771252

As filed with the Securities and Exchange Commission on November 14, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

or

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

As of the close of business on November 11, 2003, there were 27,096,709 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K

SIGNATURE
INDEX TO EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10	$214
Restricted cash	717	—
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $202 in 2003 and $296 in 2002)	5,740	4,126
Inventories	6,305	4,945
Other current assets	719	1,478
Total Current Assets	13,491	10,763

Property And Equipment, net	7,621	7,769

Goodwill and Other Intangible Assets, net	48,658	48,893

Other Assets, net	1,150	373

	$70,920	$67,798

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$4,314	$816
Accounts payable	6,221	4,142
Accrued expenses and other current liabilities	3,335	3,637
Deferred revenue	1,374	67
Due to Applied Digital Solutions, Inc.	516	462
Total Current Liabilities	15,760	9,124

Long-Term Debt And Notes Payable	4,145	3,314

Deferred Revenue	140	50

Total Liabilities	20,045	12,488

Commitments And Contingencies

Minority Interest	97	298

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, no shares issued or outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 27,052 shares issued and 27,002 shares outstanding in 2003 and 26,568 shares issued and 26,518 outstanding in 2002	135	133
Additional paid-in capital	169,711	169,166
Accumulated deficit	(118,966)	(114,059)
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive loss	(59)	(185)
Total Stockholders’ Equity	50,778	55,012

	$70,920	$67,798

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Product revenue	$7,500	$8,780	$25,816	$24,739
Service revenue	845	826	2,287	2,035
Total net revenue	8,345	9,606	28,103	26,774

Cost of products sold	4,588	4,622	15,291	13,790
Cost of services sold	238	370	887	937
	4,826	4,992	16,178	14,727

Gross profit	3,519	4,614	11,925	12,047

Selling, general and administrative expenses	4,496	4,774	12,951	32,363
Management fees - Applied Digital Solutions, Inc.	—	—	—	193
Research and development expenses	1,551	747	3,634	2,228
Interest income	(8)	(2)	(8)	(2)
Interest expense - Applied Digital Solutions, Inc.	—	—	—	1,806
Interest expense - others	257	71	586	196
Other income	(46)	—	(130)	—

Loss before minority interest shares of losses and equity in net loss of MAS prior to merger	(2,731)	(976)	(5,108)	(24,737)

Minority interest share of losses	(91)	(31)	(201)	(74)

Equity in net loss of MAS prior to merger	—	—	—	291

Net loss	$(2,640)	$(945)	$(4,907)	$(24,954)

Net loss per common share - basic and diluted	$(0.10)	$(0.04)	$(0.18)	$(1.04)

Weighted average number of common shares outstanding - basic and diluted	26,993	26,439	26,839	23,910

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2003

(In Thousands)

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Common Stock
	Number	Amount

Balance — December 31, 2002	26,568	$133	$169,166	$(114,059)	$(43)	$(185)	$55,012
Net loss	—	—	—	(4,907)	—	—	(4,907)
Comprehensive loss — Foreign currency translation	—	—	—	—	—	126	126
Total comprehensive income (loss)	—	—	—	(4,907)	—	126	(4,781)
Exercise of stock options	484	2	244	—	—	—	246
Fair value of warrants granted in connection with financing arrangements	—	—	276	—	—	—	276
Stock option repricing	—	—	25	—	—	—	25

Balance — September 30, 2003	27,052	$135	$169,711	$(118,966)	$(43)	$(59)	$50,778

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities
Net loss	$(4,907)	$(24,954)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	25	18,952
Interest allocated by ADS and contributed to capital	—	1,806
Depreciation and amortization	1,310	2,750
Amortization of debt discount and financing costs	41	—
Minority interest	(201)	(74)
Equity in net loss of affiliate	—	291
Loss on disposal of equipment	21	7
Change in assets and liabilities:
Increase in restricted cash	(717)	—
Increase in accounts receivable	(1,671)	(695)
(Increase) decrease in inventories	(1,361)	821
Decrease (increase) in other current assets	776	(1,271)
(Increase) decrease in other assets	(363)	79
Increase in due to ADS	54	672
Increase in accounts payable, accrued expenses and deferred revenue	3,523	364
Net Cash Used In Operating Activities	(3,470)	(1,252)

Cash Flows From Investing Activities
Payments for property and equipment	(769)	(984)
Proceeds from sale of equipment	—	23
Cash acquired through acquisition, net of acquisition costs	—	(73)
Net Cash Used In Investing Activities	(769)	(1,034)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	24,886	—
Repayment of line of credit	(22,897)	(40)
Amounts borrowed on debt	2,584	757
Payments of debt	(88)	—
Payments for other financing costs	(461)	(78)
Exercise of stock options	246	631
Capital contribution by Applied Digital Solutions, Inc.	—	684
Net Cash Provided By Financing Activities	4,270	1,954

Effect of Exchange Rate Changes on Cash	(235)	216

Net Decrease In Cash and Cash Equivalents	(204)	(116)

Cash And Cash Equivalents - Beginning Of Period	214	596

Cash And Cash Equivalents - End Of Period	$10	$480

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

The accompanying unaudited condensed consolidated financial statements of Digital Angel Corporation and subsidiaries as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2002 which are included in the Company’s Annual Report on Form 10-K.

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

2.             Financing Arrangements

Convertible Note-On July 31, 2003, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2,000,000 and a five-year warrant to purchase up to 125,000 shares of the Company’s common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15, 000 shares. The Convertible Note is convertible, at Laurus’s option, into shares of the Company’s common stock at a per share price of $2.33.  Laurus is not entitled to convert the amount evidenced by the Convertible Note into a number of shares of common stock which would exceed the difference between the number of shares of common stock beneficially owned by Laurus and 4.99% of the outstanding shares of common stock of the Company.  However, Laurus may acquire more than 4.99% of the Company’s outstanding common stock upon 75 days’ notice to the Company. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  The fair value of the warrant determined under the Black-Scholes method is $142,650.  The warrant is accounted for as a discount to the Convertible Note and is being amortized to interest expense over the life of the Convertible Note.

In connection with the Convertible Note, the Company and Laurus entered into a Security Agreement granting to Laurus a lien and security interest in the Company’s assets.

Under the Registration Rights Agreement dated July 31, 2003 between the Company and Laurus, the Company is obligated to file a Registration Statement on Form S-3 within 30 days following the closing date and to cause such Registration Statement to become effective within 90 days following the closing date.  The Registration Statement covers the resale of the shares of common stock underlying the Convertible Note and the Warrant.  We have filed a Registration Statement on Form S-3 with the Securities and Exchange Commission.  The Registration Statement on Form S-3 remains subject to review by the Securities and Exchange Commission.

Credit Facility- Effective August 28, 2003, the Company terminated its Credit and Security Agreement with Wells Fargo Business Credit.  Under the terms of the Credit and Security Agreement, the Company paid a termination fee of $150,000 to Wells Fargo.

Revolving Note and Minimum Borrowing Note- On August 28, 2003, the Company entered into a Security Agreement with Laurus under which the Company may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of the Company’s eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, the Company issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. The Company used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full the Company’s credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%.  As of September 30, 2003 the amount outstanding under the Minimum Borrowing Note and Revolving Note was $2.7 million.  The availability under the Revolving Note was $850,000 at September 30, 2003.

Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus’s option, into shares of the Company’s common stock at a per price share of $2.64 (the “Fixed Conversion Price”).  The Fixed Conversion Price is adjusted upward following each conversion of $2,000,000, as defined.  Laurus is not entitled to convert the amount evidenced by the Minimum Borrowing Note and the Revolving Note into a number of shares of common stock which would exceed the difference between the number of shares of the Company’s common stock beneficially owned by Laurus or issuable upon the exercise of warrants held by Laurus and 4.99% of the outstanding shares of the Company’s common stock.  However, Laurus may acquire more than 4.99% of the Company’s outstanding common stock upon 75 days’ notice to the Company.

The Company also issued to Laurus a five-year warrant to purchase up to 115,000 shares of the Company’s stock. The per share exercise price of the warrant is $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. The fair value of the warrant determined under the Black-Scholes method is $134,124.  The warrant is accounted for as a discount to the Revolving Note and Minimum Borrowing Note and is being amortized to interest expense over the three year life of the Revolving Note and Minimum Borrowing Note.

Under the Registration Rights Agreement between the Company and Laurus, the Company is obligated to file a Registration Statement on Form S-3 no later than (1) December 28, 2003 or (2) thereafter, thirty days following the date of issuance of each $1,000,000 tranche of loans evidenced by a Minimum Borrowing Note.  The registration statement must register the resale of the shares issuable upon conversion of the Revolving Note and the Minimum Borrowing Note and upon exercise of the warrant.

Working Capital Loan-On March 7, 2003, Signature Industries Ltd., our subsidiary in the United Kingdom, entered into a Loan Agreement with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force contract.  The Loan bears interest at 2.25% above the base rate, as defined in the agreement.  The base rate may vary from time to time.  Repayment of the loan is required on March 31, 2004.

Invoice Discounting Agreement-On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement.  RBS prepays 70% of the receivables sold, not to exceed an outstanding balance of £750,000 at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at 2.25% above the base rate, as defined in the Invoice Discounting Agreement.  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement requires a minimum commission charge of £833 per month.

Stock Purchase Agreement with Applied Digital Solutions-  On August 14, 2003, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS as a strategic investment to increase ADS’s ownership of the Company.  The Stock Purchase Agreement provides that the Company is to sell to ADS 3,000,000 shares of the Company’s common stock at $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of the Company’s stock. The aggregate purchase price for the sale of the Company’s 3,000,000 shares is payable in ADS common stock (“ADS Exchange Shares”) with a value equal to the purchase price divided by the average of ADS’s volume weighted average price for the ten trading days immediately preceding the closing date (“ADS Per Share Exchange Price”).  If the ADS Per Share Exchange Price is less than $0.40, then ADS shall have the option to postpone the closing date for a period not to exceed thirty calendar days or terminate the Stock Purchase Agreement.  The Stock Purchase Agreement provides for the ADS to register the ADS Exchange Shares for resale on Form S-1 prior to the closing of the purchase and sale of the Company’s shares. ADS’s Registration Statement on Form S-1 remains subject to review by the Securities and Exchange Commission.

The ADS Warrant provides ADS the right, for a period of five years from February 1, 2004, to purchase a total of 1,000,000 shares of the Company’s common stock.  The exercise price of the ADS Warrant will be equal to the daily volume weighted average price of our common stock for the first 10 consecutive days of 2004 starting on January 2, 2004.

As part of this transaction , the Company issued five-year warrants to purchase up to 500,000 shares of the Company’s stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the ADS 8.5% Convertible Exchangeable Debentures.

3.             Principles of Consolidation and Combination

The September 30, 2003 and 2002 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net loss	$(2,640)	$(945)	$(4,907)	$(24,954)
Stock-based employee compensation expense in reported net loss, net of related tax effects	—	75	25	13,485
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,548)	(1,704)	(4,906)	(15,340)
Pro forma net loss	$(4,188)	$(2,574)	$(9,788)	$(26,809)

Loss per share -basic and diluted
As reported	$(0.10)	$(0.04)	$(0.18)	$(1.04)
Pro forma	$(0.16)	$(0.10)	$(0.36)	$(1.12)

6.             Inventory (in thousands)

	September 30, 2003	December 31, 2002
Raw materials	$1,720	$1,725
Work in process	114	128
Finished goods	5,985	4,474
	7,819	6,327
Allowance for excess and obsolescence	(1,514)	(1,382)
Net inventory	$6,305	$4,945

7.             Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(2,640)	$(945)	$(4,907)	$(24,954)
Denominator:
Denominator for basic loss per share - Weighted-average shares	26,993	26,439	26,839	23,910
Denominator for diluted loss per share (1)-	26,993	26,439	26,839	23,910
Basic and diluted loss per share	$(0.10)	$(0.04)	$(0.18)	$(1.04)

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

Following is the selected segment data as of and for the three months ended September 30, 2003 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$4,835	$—	$2,526	$139	$—	$7,500
Service	525	125	—	195	—	845
Total revenue	$5,360	$125	$2,526	$334	$—	$8,345

Income (loss) before minority interest share of losses and income taxes	$(1,258)	$(565)	$(602)	$(306)	$—	$(2,731)

Total assets	$60,138	$735	$6,003	$4,044	$—	$70,920

In the three month period ended September 30, 2003, four customers accounted for approximately 22.3%, 16.6%, 13.7% and 12.8% of our Animal Applications revenue.

Following is the selected segment data as of and for the nine months ended September 30, 2003 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$17,157	$—	$7,933	$726	$—	$25,816
Service	1,192	284	—	811	—	2,287
Total revenue	$18,349	$284	$7,933	$1,537	$—	$28,103

Income (loss) before minority interest share of losses and income taxes	$(737)	$(2,355)	$(1,337)	$(679)	$—	$(5,108)

Total assets	$60,138	$735	$6,003	$4,044	$—	$70,920

In the nine month period ended September 30, 2003, two customers accounted for approximately 18.2% and 11.5% of our Animal Applications revenue.  We buy most of our syringe injectible microchips that are used in our electronic identification products from one supplier.

Following is the selected segment data as of and for the three months ended September 30, 2002 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,887	$—	$2,506	$387	$—	$8,780
Service	267	335	—	224	—	826
Total revenue	$6,154	$335	$2,506	$611	$—	$9,606

Income (loss) before minority interest share of losses	$850	$(1,450)	$(203)	$(173)	$—	$(976)

Total assets	$81,669	$16,304	$5,423	$31,979	$—	$135,375

In the three month period ended September 30, 2002, two customers accounted for 36.6% and 19.0% of our Animal Applications segment’s revenue, two customers accounted for 68.8% and 22.4% of our Wireless and Monitoring segment’s revenue, and two customers accounted for 29.5% and 26.0% of our Medical Systems segment’s revenue.

Following is the selected segment data as of and for the nine months ended September 30, 2002 (in thousands):

	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated		Consolidated

Net revenue from external customers:

Product	$16,314	$—	$7,622	$803	$—		$24,739
Service	442	1,215	—	378	—		2,035
Total revenue	$16,756	$1,215	$7,622	$1,181	$—		$26,774

Income (loss) before minority interest share of losses and equity in net loss of MAS prior to merger	$1,251	$(4,597)	$(491)	$(413)	$(20,487	)(1)	$(24,737)

Total assets	$81,669	$16,304	$5,423	$31,979	$—		$135,375

(1)  Consists of $18,681,000 non-cash compensation expense associated with Digital Angel options converted into options to acquire Digital Angel Corporation stock and $1,806,000 interest expense associated with ADS obligations to IBM Credit Corporation.

In the nine month period ended September 30, 2002, two customers accounted for approximately 16.7% and 14.8% of our Animal Applications segment’s revenue, three customers accounted for 61.9%, 12.3% and 10.6% of our Wireless and Monitoring segment’s revenue and two customers accounted for 26.8% and 25.5% of our Medical Services segment’s revenue.

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

The results of MAS have been included in the consolidated financial statements since the date of acquisition.  Unaudited pro forma results of operations for the nine months ended September 30, 2002 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands)	2002
Net operating revenue	$26,882
Net loss	$(26,408)
Net loss per common share - basic and diluted	$(0.95)

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

CSA outsourced its travel assistance services to Medical Advisory Systems. CSA filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim.

Effective September 9, 2003, this lawsuit was settled and the plaintiffs executed a Full Release and Covenant Not to Sue in which the plaintiffs agree to forgo any action against Digital Angel Corporation in consideration for a payment within Digital Angel Corporation’s insurance limits.

11.          Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2003	2002
Interest paid	$570	$244
Taxes paid	3	24
Non-cash financing activities:
Shares to be issued in settlement of liability	—	225
Warrants issued in connection with financing agreements	277	—

12.          Related Party Activity

Prior to the merger, ADS provided certain general and administrative services to the Company, including finance, legal, benefits and other services.  The costs of these services are included in the Company’s Statements of Operations as management fees and are based on utilization, which management believes to be reasonable.  Costs of these services were $0.2 million for the nine month period ended September 30, 2002.  ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution.  In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  Through June 2003, ADS charged us approximately $30,000 a month to support ADS’s research group.  Additionally, we were charged by ADS for product liability insurance through September 2002 and directors’ and officers’ insurance through June 2003.  These transactions resulted in a due to ADS of $0.5 million at September 30, 2003.

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

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $0.1 million and $0.06 million for the nine months ended September 30, 2003 and 2002, respectively.

13.          Subsequent Event

On November 2, 2003 the Company signed an agreement and plan of merger pursuant to which the Company will acquire OuterLink Corporation of Concord, Massachusetts, subject to certain conditions.   OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging.  The OuterLink “CP-2 system” provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles — including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks, and ships. OuterLink’s current customer base includes various branches of the Department of Homeland Security (for example, U.S. Border Patrol and U.S. Customs Service).

The transaction consideration is the issuance of a zero coupon preferred stock instrument that is convertible into four million shares of the Company’s common shares when the Company’s common shares close at or above $4.00 per share for ten consecutive trading days.

On November 3, 2003, OuterLink’s CEO, Mr. Van Chu, was appointed CEO of Digital Angel Corporation.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its three subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were previously known as the Advanced Wireless Group (“AWG”) of Applied Digital Solutions, Inc. (“ADS”).  Upon the acquisition of Medical Advisory Systems, Inc. (“MAS”) in March 2002, the Company re-organized into four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems.  Prior period segment information has been restated to reflect our current segment structure.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine months ended September 30, 2003 and 2002 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	%	%	%	%
Product revenue	89.9	91.4	91.9	92.4
Service revenue	10.1	8.6	8.1	7.6
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	55.0	48.1	54.4	51.5
Cost of services sold	2.9	3.9	3.2	3.5
Total cost of products and services sold	57.9	52.0	57.6	55.0
Gross profit	42.1	48.0	42.4	45.0
Selling, general and administrative expenses	53.8	49.7	46.1	120.9
Management fees - Applied Digital Solutions, Inc.	0.0	0.0	0.0	0.7
Research and development expenses	18.6	7.8	12.9	8.3
Interest income	(0.1)	0.0	0.0	0.0
Interest expense	3.1	0.7	2.1	7.5
Other income	(0.6)	0.0	(0.5)	0.0
Loss before minority interest share of losses and equity in net loss of MAS prior to merger	(32.7)	(10.2)	(18.2)	(92.4)
Minority interest share of losses	(1.1)	(0.3)	(0.7)	(0.3)
Equity in net loss of MAS prior to merger	0.0	0.0	0.0	1.1
Net loss	(31.6)	(9.9)	(17.5)	(93.2)

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenue

Revenue for the three months ended September 30, 2003 decreased $1.3 million, or 13.1%, to $8.3 million when compared to $9.6 million in revenue for the three months ended September 30, 2002.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Animal Applications	$5,360	$6,154
Wireless and Monitoring	125	335
GPS and Radio Communications	2,526	2,506
Medical Services	334	611
Total	$8,345	$9,606

The Animal Applications segment’s revenue decreased $0.8 million, or 12.9%, in the three months ended September 30, 2003 compared to the three month period ended September 30, 2002.  The decrease is due to fewer sales to fish and wildlife industry customers in the three months ended September 30, 2003 when compared to the three months ended September 30, 2002.

The Wireless and Monitoring segment’s revenue decreased $0.2 million, or 62.7%, in the three months ended September 30, 2003 as compared to the three month period ended September 30, 2002 due to the cancellation of a significant software contract in February 2003.

The Medical Services segment’s revenue decreased $0.3 million, or 45.3%, in the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002.  The decrease was primarily due to the cancellation of a significant service contract in January 2003.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended September 30, 2003 was $3.5 million, a decrease of $1.1 million, or 23.7%, compared to $4.6 million in the three month period ended September 30, 2002. As a percentage of revenue, the gross profit margin was 42.1% and 48.0% for the three months ended September 30, 2003 and 2002, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Animal Applications	$2,076	$3,047
Wireless and Monitoring	126	71
GPS and Radio Communications	1,285	1,251
Medical Services	32	245
Total	$3,519	$4,614

Gross profit margin from operations for each operating segment was:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	%	%
Animal Applications	38.7	49.5
Wireless and Monitoring	100.8	21.2
GPS and Radio Communications	50.9	49.9
Medical Services	9.6	40.1

The Animal Applications segment’s gross profit decreased $1.0 million, or 31.9%, in the three month period ended September 30, 2003 compared to the three months ended September 30, 2002.  The decrease is due to the decrease in sales and sales with lower margins when compared to the three months ended September 30, 2002. The gross margin percentage decreased to 38.7% in the three month period ended September 30, 2003 as compared to 49.5% in the three month period ended September 30, 2002 due to lower margin sales, increased overhead expenses and increased scrap expense.

The Wireless and Monitoring segment’s gross profit increased $0.05 million, or 77.5%, in the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002.  The increase is due to the completion of the Alpha phase of a project for which all related costs are included in research and development expense.

The Medical Services segment’s gross profit decreased $0.2 million, or 86.9%, for the three month period ended September 30, 2003. The decrease is due to the previously mentioned decrease in sales.   The gross margin percentage decreased to 9.6% in the three month period ended September 30, 2003 as compared to 40.1% in the three month period ended September 30, 2002.  The decrease in gross margin percentage relates to the fixed nature of overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million, or 5.8%, in the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses were 53.8% and 49.7% for the three months ended September 2003 and 2002, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Animal Applications	$2,127	$1,746
Wireless and Monitoring	447	1,219
GPS and Radio Communications	1,619	1,395
Medical Services	303	414
Total	$4,496	$4,774

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	%	%
Animal Applications	39.7	28.4
Wireless and Monitoring	357.6	363.9
GPS and Radio Communications	64.1	55.7
Medical Services	90.7	67.8

The Animal Applications segment’s selling, general and administrative expenses increased $0.4 million in the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002 and as a percentage of revenue increased to 39.7% from 28.4% in the same respective periods.  The increase is primarily due to additional consulting expenses associated with the Verichip Distribution and Licensing Agreement and the $150,000 line of credit termination fee paid to Wells Fargo.

The Wireless and Monitoring segment’s selling, general and administrative expenses of $0.4 million decreased $0.8 million in the three month period ended September 30, 2003 as compared to $1.2 million in the three month period ended September 30, 2002. The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002 and lower personnel costs.  Included in the Wireless and Monitoring segment’s selling, general and administrative expense for the three months ended September 30, 2002 is $0.5 million of amortization expense for the software.  Selling, general and administrative expenses decreased as a percentage of revenue to 357.6% in the nine month period ended September 30, 2003 compared to 363.9% in the three month period ended September 30, 2002 due to the elimination of amortization expense offset by the significant decrease in revenue in 2003.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.2 million in the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002 primarily due to an increase in sales and marketing expenses. As a percentage of revenue, selling, general and administrative expenses increased to 64.1% in the three month period ended September 30, 2003 from 55.7% in the three month period ended September 30, 2002.

The Medical Services segment’s selling, general and administrative expenses decreased $0.1 million, or 26.8% in the three month period ended September 30, 2003. The decrease results from the elimination of certain administrative expenses.  As a percentage of revenue, selling, general and administrative expenses were 90.7% in the three month period ended September 30, 2003 from 67.8% in the three month period ended September 30, 2002. The increase as a percentage of revenue relates to the fixed nature of most selling, general and administrative expenses and the significant decrease in revenue.

Research and Development Expense

Research and development expense was $1.5 million in the three month period ended September 30, 2003, an increase of $0.8 million, or 107.6%, from $0.7 million for the three month period ended September 30, 2002.  As a percentage of revenue, research and development expense was 18.6% and 7.8% for the three months ended September 30, 2003 and 2002, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Animal Applications	$1,035	$453
Wireless and Monitoring	243	294
GPS and Radio Communications	273	—
Medical Services	—	—
Total	$1,551	$747

The increase is due primarily to additional salary and consulting expenses incurred for the development of the Animal Application segment’s temperature-sensing implantable microchip and development expense for the GPS and Radio Communications segment’s Sarbe (locator beacon) project.

Interest Expense

Interest expense was $0.3 million and $0.07 million for the three month periods ended September 30, 2003 and 2002, respectively.

Income Taxes

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

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenue

Revenue for the nine months ended September 30, 2003 increased $1.3 million, or 5.0%, to $28.1 million when compared to $26.8 million in revenue for the nine months ended September 30, 2002.

Revenue for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Animal Applications	$18,349	$16,756
Wireless and Monitoring	284	1,215
GPS and Radio Communications	7,933	7,622
Medical Services	1,537	1,181
Total	$28,103	$26,774

The Animal Applications segment’s revenue increased $1.6 million, or 9.5%, in the nine months ended September 30, 2003 compared to the nine month period ended September 30, 2002. The increase is due to increased product sales to the fish and wildlife industry and companion animal microchip customers and increased engineering service revenue.

The Wireless and Monitoring segment’s revenue decreased $0.9 million, or 76.6%, in the nine months ended September 30, 2003 compared to the nine month period ended September 30, 2002.  The decrease results from the cancellation of a significant software contract in February 2003.

The GPS and Radio Communications segment’s revenue increased $0.3 million, or 4.1%, in the nine months ended September 30, 2003 compared to the nine month period ended September 30, 2002.  The increase results from increases in the exchange rate.  Sales in the local currency for the nine months ended September 30, 2003 when compared to sales in local currency for the nine months ended September 30, 2002 have decreased slightly due to decreased locator beacon sales.

Medical Services segment’s revenue increased $0.4 million, or 30.1% in the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.  The increase is due to the inclusion of nine months of sales in 2003 compared to six months of sales in 2002.  This segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the nine month periods ended September 30, 2003 and 2002 remained constant at $12.0 million. As a percentage of revenue, the gross profit margin was 42.4% and 45.0% for the nine months ended September 30, 2003 and 2002, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Animal Applications	$7,440	$7,265
Wireless and Monitoring	230	453
GPS and Radio Communications	3,871	3,871
Medical Services	384	458
Total	$11,925	$12,047

Gross profit margin from operations for each operating segment was:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	%	%
Animal Applications	40.5	43.4
Wireless and Monitoring	81.0	37.3
GPS and Radio Communications	48.8	50.8
Medical Services	25.0	38.8

The Animal Applications segment’s gross profit increased $0.2 million, or 2.4%, in the nine month period ended September 30, 2003 compared to the nine months ended September 30, 2002 due to the previously mentioned sales increase.  The gross margin percentage decreased to 40.5% in the nine month period ended September 30, 2003 as compared to 43.4% in the nine month period ended September 30, 2002 due primarily to increased air freight, brokerage and customs expense.

The Wireless and Monitoring segment’s gross profit decreased $0.2 million, or 49.2%, in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.  Margins increased to 81.0% in the nine month period ended September 30, 2003 from 37.3% in the nine month period ended September 30, 2002.  The gross margin percentage increase was primarily due to the completion of the Alpha phase of a project for which all related costs are included in research and development expense.

The Medical Services segment’s gross profit decreased $0.07 million, or 16.2%, for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.  The gross margin percentage decreased to 25.0% in the nine month period ended September 30, 2003 as compared to 38.8% in the nine month period ended September 30, 2002.  The decrease in gross profit is due primarily to the loss of a significant customer in January 2003 partially offset by the effect of the inclusion of nine months of operating results included in 2003 compared to six months of operating results included in 2002.  This segment became part of the Company on March 27, 2002.  The decrease in the gross margin percentage relates to the shift in product mix arising from the termination of a significant service contract and increased pharmaceutical sales.  The shift in product mix resulted in increased material costs partially offset by lower labor expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.4 million, or 60.0%, in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002. The decrease was caused primarily by an $18.7 million charge included in selling, general and administrative expenses in the nine month period ended September 30, 2002 arising from the remeasurement of options in connection with the merger.  Pursuant to the terms of the merger agreement, options to acquire shares of

DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expenses during the nine month period ended September 30, 2002.  For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the fair value of the option converted using the Black-Scholes option-pricing model.  As a percentage of revenue, selling, general and administrative expenses were 46.1% and 120.9% for the nine months ended September 30, 2003 and 2002, respectively.

Selling, general and administrative expenses, excluding the $18.7 million charge in the nine months ended September 30, 2002, for each of the operating segments were as follows (dollars in thousands):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Animal Applications	$5,561	$4,595
Wireless and Monitoring	1,860	4,046
GPS and Radio Communications	4,571	4,176
Medical Services	959	865
Total	$12,951	$13,682

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	%	%
Animal Applications	30.3	27.4
Wireless and Monitoring	654.9	333.0
GPS and Radio Communications	57.6	54.8
Medical Services	62.4	73.2

The Animal Applications segment’s selling, general and administrative expenses increased $1.0 million in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002 and as a percentage of revenue increased to 30.3% from 27.4% in the same respective period.  The increase relates primarily to additional consulting expenses associated with the Verichip Distribution and Licensing Agreement, additional board of director related expenses and the line of credit termination fee.

The Wireless and Monitoring segment’s selling, general and administrative expenses of $1.9 million decreased $2.2 million in the nine month period ended September 30, 2003 as compared $4.1 million in the nine month period ended September 30, 2002. The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002.  Included in the Wireless and Monitoring segment’s selling, general and administrative expense for the nine months ended September 30, 2002 is $1.5 million of amortization expense for this asset.  Selling, general and administrative expenses increased as a percentage of revenue to 654.9% in the nine month period ended September 30, 2003 compared to 333.0% in the nine month period ended September 30, 2002 due to the significant decline in revenue in 2003.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.4 million in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002 primarily due to an increase in marketing expenses. As a percentage of revenue, selling, general and administrative expenses increased to 57.6% in the nine month period ended September 30, 2003 from 54.8% in the nine month period ended September 30, 2002.

The Medical Services segment’s selling, general and administrative expenses increased $0.09 million, or 10.9%, in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.  As a percentage of revenue, selling, general and administrative expenses were 62.4% in the nine month period ended September 30, 2003 as compared to 73.2% in the nine month period ended September 30, 2002.  The increase in selling, general and administrative expense is due primarily to the inclusion of nine months of expense in 2003 compared to six months of expense in 2002.  This segment became part of the Company on March 27, 2002. The decrease in selling, general and administrative expense as a percentage of revenue is the result of a reduction in certain administrative expenses.

Research and Development Expense

Research and development expense was $3.6 million in the nine month period ended September 30, 2003, an increase of $1.4 million, or 63.1%, from $2.2 million for the nine month period ended September 30, 2002.  As a percentage of revenue, research and development expense was 12.9% and 8.3% for the nine months ended September 30, 2003 and 2002, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Animal Applications	$2,276	$1,233
Wireless and Monitoring	723	995
GPS and Radio Communications	635	—
Medical Services	—	—
Total	$3,634	$2,228

The increase is due primarily to additional development expenses incurred for the Animal Application segment’s temperature-sensing implantable microchip and the GPS and Radio Communications segment’s Sarbe project.

Interest Expense

Interest expense was $0.6 million and $2.0 million for the nine months period ended September 30, 2003 and 2002, respectively.  Included in the $2.0 million of interest expense for the nine months ended September 30, 2002 is $1.8 million of interest expense charged by ADS.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash and cash equivalents of $0.01 million compared to $0.2 million at December 31, 2002.  Cash used in operating activities totaled $3.5 million and $1.3 million in the first nine months of 2003 and 2002, respectively.

In the first nine months of 2003, the use of cash was due primarily to the loss generated from operations and a significant increase in accounts receivable and inventory.  Accounts receivable, net of allowance for doubtful accounts, increased by $1.6 million, or 39.1%, to $5.7 million at September 30, 2003 from $4.1 million at December 31, 2002.  This increase is primarily due to the seasonality of our business.  Offsetting these uses of cash were increases in accounts payable, accrued expenses and deferred revenue.

Inventory levels increased by $1.4 million to $6.3 million at September 30, 2003 from $4.9 million at December 31, 2002 due to a significant number of shipments in December 2002, resulting in a reduction of inventory at December 31, 2002.

Accounts payable increased by $2.1 million to $6.2 million at September 30, 2003 from $4.1 million at December 31, 2002.

Accrued expenses and other current liabilities decreased by $0.3 million, or 8.3%, to $3.3 million at September 30, 2003 from $3.6 million at December 31, 2002.

Investing activities used cash of $0.8 million and $1.0 million in the first nine months of 2003 and 2002, respectively, to acquire property and equipment.

Financing activities provided cash of $4.3 million and $2.0 million in the first nine months of 2003 and 2002, respectively.  In 2003, cash was provided primarily by borrowing on our new line of credit and proceeds from our convertible note.

Debt, Covenant Compliance and Liquidity

The following table summarizes the Company’s fixed cash obligations as of September 30, 2003 over various future periods (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$5,228	$917	$2,070	$120	$2,121
Operating Leases	14,225	544	889	731	12,061
Employment Contracts	1,881	877	968	36	—
	$21,334	$2,338	$3,927	$887	$14,182

Convertible Note-On July 31, 2003, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2,000,000 and a five-year warrant to purchase up to 125,000 shares of the Company’s common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15,000 shares. The Convertible Note is convertible, at Laurus’s option, into shares of the Company’s common stock at a per share price of $2.33.  Laurus is not entitled to convert the amount evidenced by the Convertible Note into a number of shares of common stock which would exceed the difference between the number of shares of common stock beneficially owned by Laurus and 4.99% of the outstanding shares of common stock of the Company.  However, Laurus may acquire more than 4.99% of the Company’s outstanding common stock upon 75 days’ notice to the Company. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  The fair value of the warrant determined under the Black-Scholes method is $142,650.  The warrant is accounted for as a discount to the Convertible Note and is being amortized to interest expense over the life of the Convertible Note.

In connection with the Convertible Note, the Company and Laurus entered into a Security Agreement granting to Laurus a lien and security interest in the Company’s assets.

Under the Registration Rights Agreement dated July 31, 2003 between the Company and Laurus, the Company is obligated to file a Registration Statement on Form S-3 within 30 days following the closing date and to cause such Registration Statement to become effective within 90 days following the closing date.  The Registration Statement covers the resale of the shares of common stock underlying the Note and the Warrant.  We have filed a Registration Statement on Form S-3 with the Securities and Exchange Commission.  The Registration Statement on Form S-3 is still subject to review by the Securities and Exchange Commission.

Credit Facility- Effective August 28, 2003, the Company terminated its Credit and Security Agreement with Wells Fargo Business Credit.  Under the terms of the Credit and Security Agreement, the Company paid a termination fee of $150,000 to Wells Fargo.

Revolving Note and Minimum Borrowing Note- On August 28, 2003, the Company entered into a Security Agreement with Laurus under which the Company may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of the Company’s eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, the Company issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. The Company used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full the Company’s credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%.  As of September 30, 2003 the amount outstanding under the Minimum Borrowing Note and Revolving Note was $2.7 million.  The availability under the Revolving Note was $850,000 at September 30, 2003.

Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus’s option, into shares of the Company’s common stock at a per price share of $2.64 (the “Fixed Conversion Price”).  The Fixed Conversion Price is adjusted upward following each conversion of $2,000,000, as defined.  Laurus is not entitled to convert the amount evidenced by the Minimum Borrowing Note and the Revolving Note into a number of shares of common stock which would exceed the difference between the number of shares of the Company’s common stock beneficially owned by Laurus or issuable upon the exercise of warrants held by Laurus and 4.99% of the outstanding shares of the Company’s common stock.  However, Laurus may acquire more than 4.99% of the Company’s outstanding common stock upon 75 days’ notice to the Company.

The Company also issued to Laurus a warrant to purchase up to 115,000 shares of the Company’s stock for a period of five years from the date of the warrant.  The per share exercise price of the Common Stock Purchase Warrant is $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. The fair value of the warrant determined under the Black-Scholes Method is $134,124.  The warrant is accounted for as a discount to the Revolving Note and Minimum Borrowing Note and is being amortized to interest expense over the three year life of the Revolving Note and Minimum Borrowing Note.

Under the Registration Rights Agreement between the Company and Laurus, the Company is obligated to file a Registration Statement on Form S-3 no later than (1) December 28, 2003 or (2) thereafter, thirty days following the date of issuance of each $1,000,000 tranche of loans evidenced by a Minimum Borrowing Note.  The registration statement must register the resale of the shares issuable upon conversion of the Revolving Note and the Minimum Borrowing Note and upon exercise of the warrant.

Working Capital Loan-On March 7, 2003, Signature Industries Ltd., our subsidiary in the United Kingdom, entered into a Loan Agreement with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force Contract.  The Loan bears interest at 2.25% above the base rate, as defined in the agreement.  The base rate may vary from time to time.  Repayment of the loan is required on March 31, 2004.

Invoice Discounting Agreement-On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement.  RBS prepays 70% of the receivables sold, not to exceed an outstanding balance of £750,000 at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at 2.25% above the base rate, as defined in the Invoice Discounting Agreement.  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement requires a minimum commission charge of £833 per month.

Stock Purchase Agreement with Applied Digital Solutions-  On August 14, 2003, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS as a strategic investment to increase ADS’s ownership of the Company.  The Stock Purchase Agreement provides that the Company is to issue and sell to ADS 3,000,000 shares of the Company’s common stock at $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of the Company’s stock. The aggregate purchase price for the sale of the Company’s 3,000,000 shares is payable in ADS common stock (“ADS Exchange Shares”) with a value equal to the purchase price divided by the average of ADS’s daily volume weighted average price for the ten trading days immediately preceding the closing date (“ADS Per Share Exchange Price”).  If the ADS Per Share Exchange Price is less than $0.40, then ADS shall have the option to postpone the closing date for a period not to exceed thirty calendar days or terminate the Stock Purchase Agreement.  The Stock Purchase Agreement provides for ADS to register the ADS Exchange Shares for resale on Form S-1 prior to the closing of the purchase and sale of the Company’s shares. ADS’s Registration Statement on Form S-1 remains subject to review by the Securities and Exchange Commission.

The ADS Warrant provides ADS the right, for a period of five years from February 1, 2004, to purchase a total of 1,000,000 shares of the Company’s common stock.  The exercise price of the ADS Warrant will be equal to the daily volume weighted average price of our common stock for the first 10 consecutive days of 2004 starting on January 2, 2004.

As part of this transaction , the Company issued five-year warrants to purchase up to 500,000 shares of the Company’s stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the ADS 8.5% Convertible Exchangeable Debentures.

IBM Credit Agreement and ADS 8.5% Debentures-ADS had a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit. Effective April 1, 2003, ADS entered into a Forbearance Agreement with IBM Credit.  Under the terms of the Forbearance Agreement, ADS acquired the right to purchase all of its outstanding debt obligations to IBM Credit, totaling $99.0 million (including accrued interest), if ADS paid IBM Credit $30.0 million by June 30, 2003.  As of June 30, 2003, ADS had made cash payments to IBM Credit Corporation totaling $30.0 million and had satisfied in full its debt obligations to IBM Credit Corporation under the Forbearance Agreement.

Funding for the $30.0 million payment to IBM Credit included $10.0 million in net proceeds from the issuance by ADS of 8.5% Convertible Exchangeable Debentures.  These debentures are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at any time at the purchasers’ option.  ADS owned 19.6 million shares, or approximately 72.9%, of our issued and outstanding common stock as of June 30, 2003.  The exchange price for our common stock subject to purchase pursuant to the debentures is $2.20 per share as to the first 50.0% of the original principal amount of the debentures and $4.25 per share as to the remaining 50.0% of the original principal amount, subject to anti-dilution provisions.  Of the 19,600,000 shares of our common stock owned by ADS, it has pledged 15,000,000 shares to the debenture holders as collateral.

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

ADS has also granted to the debenture holders, warrants to purchase approximately 5.35 million shares of ADS common stock or 0.95 million shares of our common stock currently owned by ADS, or a combination of shares from both companies, at each purchaser’s option.  The exercise price with respect to our common stock issuable pursuant to the warrants is $3.178 per share.  The warrants contain anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

Forward – Looking Statements and Associated Risks

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

Our stockholders will experience dilution if Laurus Master Fund exercises its right to convert certain debt owned by us into shares of our common stock.

On July 31, 2003, the Company sold to Laurus a two-year Secured Convertible Note (the Convertible Note) in the original principal amount of $2,000,000.  The Convertible Note is convertible, at Laurus’s option, into shares of the Company’s common stock at a per share price of $2.33.  The Company has the option to determine whether to satisfy interest and principal payments on the Convertible Note in cash or in shares of the Company’s common stock, or any combination of both, subject to certain limitations as defined in the Convertible Note.  In connection with the issuance of the Convertible Note, was also issued to Laurus on July 31, 2003 a five-year warrant to purchase 125,000 shares of our common stock at exercise prices ranging from $2.68 to $3.38 per share.

On August 28, 2003, the Company entered into a Security Agreement with Laurus under which the Company issued to Laurus a Secured Revolving Convertible Note (the Revolving Note) in the original principal amount of $3,500,000 and a Secured Minimum Borrowing Convertible Note (the Minimum Borrowing Note) in the original principal amount of $1,500,000. Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus’s option, into shares of the Company’s common stock at a per price share of $2.64 (the Fixed Conversion Price).  The Fixed Conversion Price is adjusted upward following each conversion of $2,000,000, as defined.    In connection with the issuance of the Minimum Borrowing Note and the Revolving Note, was also issued to Laurus on August 28, 2003 a five-year warrant to purchase 115,000 shares of our common stock at exercise prices ranging from $2.55 to $2.95 per share.

Conversion of the Convertible Note, the Minimum Borrowing Note or the Revolving Note into shares of our common stock or exercise of the above-described warrants, in whole or in part, will result in an increase in the total number of our shares outstanding and may result in our stockholders experiencing dilution in the net tangible book value per share of our common stock.

Our stockholders will experience dilution when the Stock Purchase Agreement with ADS closes.

On August 14, 2003, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS as a strategic investment to increase ADS’s ownership of the Company.  The Stock Purchase Agreement provides that the Company is to issue and sell to ADS 3,000,000 shares of the Company’s common stock at $2.64 per share and a five-year warrant to purchase up to 1,000,000 shares of the Company’s stock at an exercise price equal to the average of the Compay’s volume weighted average price for the first ten consecutive trading days of 2004, commencing January 2, 2004. The aggregate purchase price for the sale of the Company’s 3,000,000 shares is payable in ADS common stock equal to the purchase price divided by the average of ADS’s volume weighted average price for the ten trading days immediately preceding the closing date (“ADS Per Share Exchange Price”).  If the ADS Per Share Exchange Price is less than $0.40, then ADS has the option to postpone the closing date for a period not to exceed thirty calendar days or terminate the Stock Purchase Agreement.

The issuance of 3,000,000 shares of the Company’s stock will result in an increase in the total number of our shares outstanding and will result in our stockholders experiencing dilution in the net tangible book value per share of our common stock.

The terms of our notes with Laurus subject us to the risk of foreclosure on substantially all of our assets.

We may not have sufficient funds to repay Laurus when the obligations of the Convertible Note, Minimum Borrowing Note and Revolving Note mature.  Accordingly, we may be required to obtain the funds necessary to repay the obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets.  There can be no assurance that, if needed, we can obtain the funds needed to repay the obligations from any one or more of these other sources on favorable economic terms or at all.  If we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses to the Company and have a material adverse effect on our financial condition.  For these reasons, there can be no assurance that we will be able to repay the obligations upon their maturity.

To secure the payment of all debts, liabilities and obligations owed to Laurus, we have granted to Laurus a security interest in and lien upon all of our property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The occurrence of any of the foregoing or any other events of default under the Convertible Note, Minimum Borrowing Note or Revolving Note would subject us to foreclosure by Laurus on substantially all of our assets to the extent necessary to repay any amounts due.   Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

The Company’s majority stockholder, Applied Digital Solutions, Inc., owns 72.6% of the Company’s common stock at September 30, 2003, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

ADS is the beneficial owner of 72.6% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how ADS will exercise control over us.  ADS may support actions that are contrary to or conflict with the interests of the other stockholders.

Any sales of our common stock acquired in the exchange of the ADS debentures, the exercise of the ADS warrants, or any foreclosure of the pledge of our shares by ADS to the debenture holders may cause a reduction in the market value of our common stock.

Of the 19,595,454 shares of our common stock owned by ADS, it has pledged 15,000,000 shares as collateral in connection with the issuance by ADS of the 8.5% Convertible Exchangeable Debentures.  The debentures are convertible into shares of ADS common stock or exchangeable for shares of our common stock owned by ADS, or a combination thereof, at the purchasers’ option.  In addition, the debentures provide for the payment of interest by ADS to each debenture holder at the rate of 8.5% per annum.  Interest payments may be made in either cash, shares of our common stock or a combination thereof, at ADS’s option, subject to certain restrictions.  The principal redemption payments may be made in cash, ADS common stock or our common stock at ADS’s option, subject to certain limitations regarding the average market value and trading volume of our common stock.

ADS has also granted to the debenture holders warrants to acquire approximately 5.35 million shares of ADS common stock, or 0.95 million shares of our common stock currently owned by ADS, or a combination of shares from both companies, at each purchaser’s option.  These warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

Exchange of the debentures, exercise of the warrants, foreclosure of the pledge, or any combination of these events, could result in the transfer of a significant number of shares of our common stock to one or more persons. There can be no assurance that any shares transferred in any of these transactions will be held for any period of time by the debenture holders.  The debenture holders may elect to sell our shares in private transactions or in the public market.  If our shares are sold by the debenture holders, we will have little or no control over such sales.  We can give no assurance as to how these shares of our common stock will be sold, who will purchase such shares or the number of shares that will be sold at any given time.  The sale of a significant number of shares of our common stock in a single transaction or in a series of transactions over a short period of time could result in a significant decline in the market value of our common stock.

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of September 30, 2003, we had recorded goodwill of $47.5 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the first quarter of 2002, we completed the transitional goodwill impairment test required by SFAS No. 142 and recorded no impairment of our goodwill.  During the fourth quarter of 2002, we performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows.  An evaluation of the Wireless and Monitoring and Medical Systems reporting units indicated that $31.5 million and $25.9 million of goodwill, respectively, was impaired. Accordingly, we recorded an impairment charge of $57.4 million in the fourth quarter of 2002. Factors contributing to the impairment charge were a longer than anticipated timeframe in developing the new Digital Angel™ technology for the Wireless and Monitoring reporting unit and a change in business focus for the Medical Systems reporting unit. We will assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value.  These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of September 30, 2003, we had options and warrants outstanding to purchase a total of 10,687,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share, with a weighted average exercise price of $2.49.  In addition, as of September 30, 2003, we had 2,045,000 additional shares of common stock which may be issued in the future under our stock option plans.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred net losses of $4.9 million in the nine months ended September 30, 2003 and of $92.4 million, $17.4 million and $3.9 million in the years ended December 31, 2002, 2001 and 2000.  No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Wireless and Monitoring segment is expected to incur future losses and may never achieve profitability.

We have invested approximately $14.6 million in the Digital Angel™ product for the period from April 1998 through September 30, 2003.  We expect the Wireless and Monitoring segment to incur additional development, sales and marketing, and other general expenses.  As a result, the Wireless and Monitoring segment is expected to incur losses for the foreseeable future and will need to generate significant revenues to achieve profitability.  There can be no assurance that the segment will achieve profitability or, if profitability is achieved, that it will be sustained.  The Wireless and Monitoring segment’s failure to achieve or sustain profitability would have a material adverse effect on the market value of our common stock.

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

We depend on principal customers.

For the nine month period ended September 30, 2003, four customers — Schering Plough, Biomark, United States Department of Energy and Pacific States — together accounted for 30.5% of our consolidated revenues. For the three month period ended September 30, 2003, the same customers together accounted for 28.8% of our consolidated revenues.  In addition, the GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

Our future success will depend in large part upon the continued services and performance of senior management and other key personnel.  If we lose the services of any member of our senior management team, our overall operations could be materially and adversely affected.  In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed.  Competition for these individuals is intense.  We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises.  Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations. We have employment agreements with certain key personnel.

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

Item 4.    Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CSA outsourced its travel assistance services to Medical Advisory Systems. CSA filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim.

Effective September 9, 2003, this lawsuit was settled and the plaintiffs executed a Full Release and Covenant Not to Sue in which the plaintiffs agree to forgo any action against Digital Angel Corporation in consideration for a payment within Digital Angel Corporation’s insurance limits.

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

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

(i)

On August 8, 2003 the Company filed a Current Report on Form 8-K dated July 31, 2003 in which the Company reported that it sold to Laurus Master Fund, Ltd. a $2 million two-year Secured Convertible Note and a Common Stock Purchase Warrant to purchase up to 125,000 shares of the Company’s common stock.

	(ii)	On August 18, 2003 the Company furnished a Current Report on Form 8-K dated August 14, 2003 in which the Company reported its second quarter financial results.

	(iii)	On August 18, 2003 the Company filed a Current Report on Form 8-K dated August 15, 2003 in which the Company reported that Richard S. Friedland resigned as a Director of the Company.

(iv)

On September 3, 2003 the Company filed a Current Report on Form 8-K dated August 28, 2003 in which the Company reported that it entered into a Security Agreement with Laurus Master Fund, Ltd. under which the Company may borrow an amount up to $5 million.

(v)

On September 4, 2003, the Company filed a Current Report on Form 8-K dated September 4, 2003 announcing that Randolph K. Geissler will become CEO of the Company’s Animal Applications and Information/Medical divisions.

(vi)

On September 23, 2003, the Company filed a Current Report on Form 8-K dated September 9, 2003 announcing that the Silva, et al. v. Customized Services Administrators, Incorporated, dba CSA Travel Protection, Inc. et al. litigation had been settled.

	(vii)	On November 5, 2003, the Company filed a Current Report on Form 8-K dated November 2, 2003, announcing the Agreement and Plan of Merger with Outerlink Corporation.

	(viii)	On November 7, 2003, the Company filed a Current Report on Form 8-K dated November 7, 2003 announcing that Mr. Van Chu assumed responsibilities of Chief Executive Officer of Digital Angel Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: November 14, 2003	By:	/s/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.