Form 10-K
period 2003-12-31
DIGITAL ANGEL CORP
filed 2004-03-15
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 1-15177

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1233960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

490 Villaume Avenue, South St. Paul, MN	55075
(Address of Principal Executive Offices)	(Zip Code)

(651) 455-1621
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	American Stock Exchange

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $ 24,606,751.  The registrant has no non-voting common equity.

As of the close of business on March 10, 2004, there were 32,512,702 shares outstanding of the issuer’s $0.005 per share par value common stock.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate certain information by reference from the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s last fiscal year, which ended December 31, 2003.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS

PART I

Item 1.                    Business

References in this Form 10-K to “we,” “us,” “our,” “our company,” and “Digital Angel Corporation” mean Digital Angel Corporation and our subsidiaries, unless the context otherwise requires.

Overview

We were incorporated in Delaware on December 1, 1981 as Medical Advisory Systems, Inc. to provide medical assistance and technical products and services. On March 27, 2002, we completed a merger pursuant to which the former Digital Angel Corporation became a wholly-owned subsidiary of Medical Advisory Systems and was renamed “Digital Angel Technology Corporation,” and Medical Advisory Systems was renamed  “Digital Angel Corporation.” In connection with the merger, Applied Digital Solutions, Inc. (ADS) contributed to Medical Advisory Systems all of its stock in Timely Technology, a wholly-owned subsidiary, and Signature Industries, an 85.0%-owned subsidiary. These two subsidiaries, along with Digital Angel Corporation, comprised ADS’s Advanced Wireless Group (AWG). As a result of this contribution, Timely Technology became a wholly-owned subsidiary of Digital Angel Corporation and Signature Industries became an 85.0%-owned subsidiary. As a result of the merger and subsequent transactions, ADS owned 19,303,506 shares (or 66.9%)  of our outstanding shares of common stock as of December 31, 2003.  As of March 10, 2004, ADS owns 22,303,506 shares (or 68.5%) of our outstanding shares of common stock.

Our corporate headquarters are located at 490 Villaume Avenue, South St. Paul, MN 55075. Our telephone number is 651-455-1621.

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

The Animal Applications segment’s pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products. We have an established infrastructure with readers placed in approximately 70,000 global animal shelters and veterinary clinics. Over 2.0 million companion animals in the United States have been enrolled in the database, and more than 5,000 pet recoveries occur in the United States each month.

In addition to pursuing the market for permanent identification of companion animals, the Animal Applications segment also produces visual and electronic identification products, principally for livestock producers. Visual identification products typically include numbered ear tags.  The Company has marketed visual identification products for livestock since the 1940s.  Electronic identification products for livestock are currently being evaluated by livestock producers.  Currently, sales of visual products represent virtually all of our sales to livestock producers.   In the year ended December 31, 2003, the Animal Applications segment represented 65.2% of our consolidated revenue.

Wireless and Monitoring

This segment is developing advanced technology, referred to as Digital Angel TM technology, to gather location and local sensory data and to communicate that data to an operations center.  The technology is the integration and miniaturization into marketable products of three technologies:  wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems).  The development of the Digital Angel TM technology began in April 1998.  The Digital Angel TM technology continues to be in the development stage and the Company is uncertain when this technology will be incorporated into any products.  The first Digital Angel TM technology product,a biosensor chip linked to GPS,was launched in November 2001.  This technology has not generated any significant revenue through December 31, 2003.  In the year ended December 31, 2003, the Wireless and Monitoring segment represented 0.4% of our consolidated revenue.  The revenue in 2003 relates primarily to a software support contract, assumed from Timely Technology. The contract was terminated in February 2003.

GPS and Radio Communications

Signature Industries, located in the United Kingdom, operates our GPS and Radio Communications business. This segment consists of the design, manufacture and support of secure GPS enabled search and rescue equipment (such as personal locator beacons) and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. This segment includes the design, manufacture and distribution of intrinsically safe sounders (horn alarms) for industrial use and other electronic components. This segment also includes high grade communications equipment leasing and complementary data systems that customers can use to locate and monitor their assets.  In the year ended December 31, 2003, the GPS and Radio Communications segment represented 28.2% of our consolidated revenue.

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

We also sell a variety of kits containing pharmaceutical and medical supplies. Included in the kits are prescription and nonprescription medications, controlled substances, medical equipment and expendable medical supplies. The kits include our proprietary pharmaceutical manual, which provides information on proper storage, use and inventory control. All medications are specially labeled for use in our system. We directly supply pharmaceuticals to our maritime and airline customers through our pharmaceutical warehouse facility located in Owings, Maryland.  In the year ended December 31, 2003, the Medical Systems segment represented 6.2% of our consolidated revenue.

Financial Information About Segments

Revenues from our various segments over the prior three years can be broken down as follows:

	For the Years Ended December 31,
(In thousands)	2003	2002	2001

Animal Applications	$23,948	$20,991	$22,247
Wireless and Monitoring	122	1,503	2,520
GPS and Radio Communications	10,362	10,022	11,144
Medical Systems	2,280	1,727	—

Refer to the segment information in Note 17 to our Financial Statements.

Recent Developments

Acquisition

On January 22, 2004, Digital Angel Corporation completed the acquisition of OuterLink Corporation pursuant to an Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition and OuterLink Corporation.  Pursuant to the terms of the agreement, OuterLink Corporation became a wholly-owned subsidiary of Digital Angel Corporation.

Under the terms of the agreement, Digital Angel Corporation issued 100,000 shares of its Series A preferred stock.  Approximately 20% of the shares are being held in escrow as security for indemnified claims.  The Series A preferred stock is convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.  The preferred stockholders have the right to designate a Director to Digital Angel Corporation’s Board of Directors prior to July 22, 2004.

OuterLink Corporation provides real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles, such as utility trucks, helicopters, fixed-wing aircraft, long- and short-haul trucks, service vehicles and ships. OuterLink Corporation’s customer base includes various branches of the U.S. Department of Homeland Security, including the U.S. Border Patrol and the U.S. Customs Service.

OuterLink Corporation leases 10,471 square feet in an office building in Concord, Massachusetts.  The lease expires August 31, 2004 with no renewal options. Rent is $18,000 a month.

Recent Changes in Management

We have recently experienced numerous changes with respect to our senior management.  On September 4, 2003, Randolph K. Geissler resigned as Chief Executive Officer of Digital Angel Corporation after serving in such position since the March 2002 merger between Digital Angel Corporation and Medical Advisory Systems.  From September 2000 until March 2002, Mr. Geissler served as Chief Executive Officer of Digital Angel Corporation, the predecessor corporation to our Company.

Following Mr. Geissler’s resignation, the Company appointed Kevin McLaughlin as the interim Chief Executive Officer of Digital Angel Corporation while the Company conducted a formal search for a permanent Chief Executive Officer.  At the time of his appointment as interim Chief Executive Officer, Mr. McLaughlin was serving as President and Chief Operating Officer of Applied Digital Solutions.  On November 3, 2003, the Company announced that it had agreed to appoint Van Chu as Chief Executive Officer of the Company.  At the time of this announcement, Mr. Chu was Chief Executive Officer of OuterLink Corporation, a company that was acquired by Digital Angel Corporation in a merger on January 22, 2004.  Mr. Chu assumed his duties as Chief Executive Officer of Digital Angel Corporation on November 7, 2003.

Mr. Chu was terminated as Chief Executive Officer of the Company on January 12, 2004.  On January 12, 2004, the Company’s board of directors appointed Kevin N. McGrath as President and Chief Executive Officer of the Company.

 Stock Issuance to ADS

 On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital Solutions (ADS) pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS dated August 14, 2003.   The Stock Purchase Agreement provided for ADS to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of ADS.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was payable in ADS common stock having an aggregate value of $7.92 million.  The number of shares of ADS common stock received by Digital Angel Corporation as payment of the purchase price was 19,800,000 shares of ADS’s common stock, exclusive of the proceeds which may be received when the warrant is exercised.

As part of this transaction , the Company issued five-year warrants to purchase up to 500,001 shares of the Company’s stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the ADS 8.5% Convertible Exchangeable Debentures.

Competition

Principal methods of competition in all of our segments include geographic coverage, service and product performance.

Animal Applications

The animal identification market is highly competitive. The principal competitors in the visual identification market are AllFlex USA, Inc. and Y-Tex Corporation and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Plc.  We believe that our strong intellectual property position and our reputation for high quality products are our competitive advantages.

Wireless and Monitoring

The principal competitor for the Digital Angel TM product is Whereify Wireless, Inc. Other competitors in this market include National Scientific, Child Locate, Pomals, Inc., ACR Electronics, Inc., Airbiquity and TCS.  When available for sale, we believe that the Digital Angel TM product features will include the device’s ability to report the body temperature and condition of the person being monitored, capability to work on all three GSM frequencies used in the world and ability to use interactive voice response to monitor the wearer’s condition and location.

GPS and Radio Communications

The principal competitors for the GPS and Radio Communications segment are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc.  We believe that being first to market with GPS in our search and rescue beacons and the use of our search and rescue beacons in over forty countries are competitive advantages.  In addition, the barriers to entry in this market are high due to the technical demands of the market.

Medical Systems

The Medical Systems segment competes in the maritime medical advice market with a few foreign government-operated entities. Further, there are several U.S. companies, as well as hospitals, that provide radio medical advice to ships at sea. While we believe that our first to market status and the nature of our service methodology are competitive advantages, the barriers to entry into this market are relatively low.

The Medical Systems segment also competes in the maritime pharmaceutical supply business.  There are several U.S. companies that compete in this market; one of these competitors is dominant in this market.  We believe the operational methodology of our pharmacy and the synergy created by providing advice services and pharmacy services are competitive advantages.  However, the barriers to entry into this market are relatively low.

Raw Materials

We did not experience any significant or unusual problems in the purchase of raw materials or commodities during 2002 or 2003.  We depend on a single production arrangement with a vendor for the manufacture of our patented syringe-injectable microchips that are used in our implantable electronic identification products.  While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, during the recent past, we have not experienced significant problems or issues procuring any essential materials, parts or components.

Patents and Trademarks

We own various patents and trademarks which we consider in the aggregate to constitute a valuable asset.  We consider several of our patents offer a significant competitive advantage and/or barriers to entry in the Animal Applications segments.

Backlog

We generally produce goods to fill orders received and anticipated orders based on distributors’ forecasts, and we also maintain inventories of finished goods to fill customer orders with short lead times.  As a result, we generally do not have a significant backlog of orders, and any such backlog is not indicative of future sales.

Research and Development

During 2003, we spent $4.9 million ($2.9 million in the Animal Applications segment and $1.0 million each in the Wireless and Monitoring and GPS and Radio Communications segments) on research and development activities relating to the development of new products or improvements of existing products.  We spent $3.0 million in 2002 and $5.2 million in 2001 on research and development activities.

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

Employees

As of March 10, 2004 we have 240 full time employees, including 12 in management, 18 in sales positions, 45 in administrative positions, 47 in technical positions and 118 in production positions. We also have one part-time physician and eight physicians under contract to provide services to us.  Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2005.  We believe our relations with our employees are good.

Government Regulation

We are subject to federal, state and local regulation in the United States, including the FDA and Federal Communications Commission (FCC). We are also subject to regulation by government entities in other countries.

United States Regulation

Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine and the FDA has determined that our product, as presently configured, is unregulated. As of December 31, 2003, Digital Angel™ products did not incorporate FDA regulated components. However, any applications directly related to medical information will require further FDA approval. The Digital Angel™ products have also been approved by the FCC. Our  products coated with insecticide require approval by the United States Environmental Protection Agency, which has been obtained.

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

We are required to comply with the Health Insurance Portability and Accountability Act (HIPAA), which took effect on April 15, 2003. HIPAA required us to implement certain procedures to maintain the privacy of our customer’s medical information.  We were fully compliant with the requirements of HIPAA by April 15, 2003.

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

Financial Information About Geographic Areas

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, 2003, 2002 and 2001 is as follows:

(In thousands)	United States	United Kingdom/Spain	Consolidated / Combined

2003
Net revenue	$26,350	$10,362	$36,712
Long-lived assets excluding goodwill and other intangible assets, net	6,287	1,378	7,665
2002
Net revenue	$24,221	$10,022	$34,243
Long-lived assets excluding goodwill and other intangible assets, net	6,697	1,072	7,769
2001
Net revenue	$24,767	$11,144	$35,911
Long-lived assets excluding goodwill and other intangible assets, net	13,276	1,200	14,476

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

Recent changes in our senior management could have an adverse effect on our financial results.

We have recently experienced numerous changes with respect to our senior management.  On September 4, 2003, Randolph K. Geissler resigned as Chief Executive Officer of Digital Angel Corporation after serving in such position since the March 2002 merger between Digital Angel Corporation and Medical Advisory Systems.  From September 2000 until March 2002, Mr. Geissler served as Chief Executive Officer of Digital Angel Corporation, the predecessor corporation to our Company.

Following Mr. Geissler’s resignation, the Company appointed Kevin McLaughlin as the interim Chief Executive Officer of Digital Angel Corporation while the Company conducted a formal search for a permanent Chief Executive Officer.  At the time of his appointment as interim Chief Executive Officer, Mr. McLaughlin was serving as President and Chief Operating Officer of Applied Digital Solutions.  On November 3, 2003, the Company announced that it had agreed to appoint Van Chu as Chief Executive Officer of the Company.  At the time of this announcement, Mr. Chu was Chief Executive Officer of OuterLink Corporation, a company that was acquired by Digital Angel Corporation on January 22, 2004.  Mr. Chu assumed his duties as Chief Executive Officer of Digital Angel Corporation on November 7, 2003.

Mr. Chu was terminated as Chief Executive Officer of the Company on January 12, 2004.  On January 12, 2004, the Company’s board of directors appointed Kevin N. McGrath as President and Chief Executive Officer of the Company.

Since we depend heavily on the skills of those persons holding senior management positions, the loss of any senior executive could materially adversely affect our financial results.  These senior executives, in many cases, have strong relationships with our customers and suppliers.  Therefore, the loss of the services of such senior executives or any general instability in the composition of our senior management could have a negative impact on our relationship with these customers and suppliers.  We cannot ensure that we will be able to retain our senior executives and this uncertainty could have a material negative impact on our business.

As of March 10, 2004, our majority stockholder, Applied Digital Solutions, owns 68.5% of our common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of March 10, 2004, Applied Digital Solutions is the beneficial owner of 68.5% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

Our stockholders will experience dilution in the event Laurus Master Fund exercises its right to convert certain debt owed by us into shares of our common stock.

On July 31, 2003, the Company issued to Laurus Master Fund a two-year secured convertible note in the original principal amount of $2,000,000. The secured convertible note is convertible, at Laurus Master Fund’s option, into shares of the Company’s common stock at a per share price of $2.33. In connection with the issuance of the secured convertible note, we also issued to Laurus Master Fund a five-year warrant to purchase 125,000 shares of our common stock at exercise prices ranging from $2.68 to $3.38 per share. The Company has the ability to prepay the secured convertible note at 110% to 125% of the prepayment amount.

On August 28, 2003, we issued a three-year secured revolving convertible note in the principal amount of $3,500,000 and a three-year secured minimum borrowing convertible note in the principal amount of $1,500,000 to Laurus Master Fund. Beginning May 28, 2004, each of these notes is convertible, at Laurus Master Fund’s option, into shares of our common stock at $2.64 per share. In connection with the issuance of these notes, Laurus Master Fund also acquired a five-year warrant to purchase 115,000 shares of our common stock at exercise prices ranging from $2.55 to $2.95 per share. The Company has the ability to prepay the secured minimum convertible note for a 1% to 3% fee.

Our issuance of shares to Laurus Master Fund from any conversion of these notes, or exercise of the warrants may result in substantial dilution to other Digital Angel Corporation stockholders. In addition, Laurus Master Fund may offer and sell any and all of the shares of our common stock received in connection with conversion of the notes, or exercise of the warrants at prices and times to be determined in its sole discretion. There is no independent or third-party underwriter involved in the offering of the shares of our common stock acquired by Laurus Master Fund and there can be no guarantee that any disposition of those shares will be completed in a manner that is not disruptive to the trading market for our common stock.

Our stockholders will experience dilution upon conversion of the Series A Preferred Stock issued by the Company in the OuterLink Corporation acquisition.

On January 22, 2004, the Company acquired OuterLink Corporation of Concord, Massachusetts, in a merger. In connection with the acquisition, Digital Angel Corporation issued 100,000 shares of its Series A Preferred Stock. The Series A Preferred Stock is convertible into four million shares of Digital Angel Corporation common stock when the volume-weighted average price of Digital Angel Corporation’s common stock equals or exceeds $4.00 per share for ten consecutive trading days. The issuance of Digital Angel common stock upon conversion of the Series A Preferred Stock issued to the OuterLink stockholders will result in dilution to other Digital Angel Corporation stockholders.

The terms of our debt obligations to Laurus Master Fund subject us to the risk of foreclosure on substantially all of our assets.

We may not have sufficient funds to repay Laurus Master Fund when the obligations on the convertible note, minimum borrowing note and revolving note mature.  Accordingly, we may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets.  There can be no assurance that we can obtain the funds needed, if any, to repay the obligations from any one or more of these other sources on favorable economic terms or at all.  If we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses to Digital Angel Corporation and could have a material adverse effect on our financial condition.

Our earnings will decline if we write off goodwill and other intangible assets.

As of December 31, 2003, we had recorded goodwill of $45.1 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, the Company performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  Accordingly, the Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003, which is included in asset impairment in the 2003 statement of operations.  During the fourth quarter of 2002, we recorded an impairment charge of $57.4 million for goodwill at our Wireless and Monitoring and Medical Systems reporting units.

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

As of December 31, 2003, we had 8,707,000 options and 3,029,000 warrants outstanding to purchase from us a total of 11,736,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. In addition, as of December 31, 2003, we had 1,157,000 additional shares of common stock which may be issued in the future under our stock option plans. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.  In 2004, 666,000 options were exercised and proceeds on the options exercised were $942,000.

We may continue to incur losses.

We incurred a net loss of $9.5 million for the year ended December 31, 2003. We also recorded a net loss of $92.4 million and $17.4 million for the years ended December 31, 2002 and 2001, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and a $18.7 million charge arising from the remeasurement of options in connection with the 2002 merger. No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Wireless and Monitoring segment is expected to incur future losses and may not achieve profitability.

We have invested approximately $15.4 million in the Digital Angel™ product for the period from April 1998 through December 31, 2003.  We expect the Wireless and Monitoring segment to incur additional development, sales and marketing, and other general expenses.  As a result, the Wireless and Monitoring segment is expected to incur losses for the foreseeable future and will need to generate significant revenues to achieve profitability.  There can be no assurance that the segment will achieve profitability or, if profitability is achieved, that it will be sustained.

The Wireless and Monitoring segment is in the initial stage of operations and may encounter unforeseen difficulties that could negatively affect our business.

The Wireless and Monitoring segment is in the initial stage of operations and has generated no substantial revenue. As a result, it has minimal operating history upon which to base an evaluation of its current business and future prospects. Moreover, this segment does not currently have any contracts in place that will provide any significant revenue. Because of this segment’s lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect its business. This segment’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. This segment could encounter risks including, but not limited to, the risk that the Wireless and Monitoring segment will be unable to:

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

•              introduce new products and services; and

•              build technology and support systems.

Each of these risks could lead to unforeseen expenses or losses.

The Digital AngelTM technology is not proven, and we may not be able to develop products from this unproven technology.

The Wireless and Monitoring segment depends on the development, integration, miniaturization and successful marketing of several advanced technologies that have not previously been integrated or used as anticipated by this segment. The Wireless and Monitoring segment depends upon advanced technology, including wireless communication, biosensors, motion determination and global positioning system capabilities. Many of these technologies are unproven or relatively new.  No assurances can be given as to when or if a Digital Angel product will be successfully marketed. Our ability to develop and commercialize products based on our proprietary technology will depend on our ability to develop products internally on a timely basis or to enter into arrangements with third parties to provide these functions.  Our failure to develop and commercialize products successfully could have a material adverse effect on our financial condition and results of operations.

Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our business.

Our success depends significantly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property will prevent its misappropriation or circumvention of our intellectual property.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others.  Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

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

We are also subject to federal, state and local regulation in the United States, including regulation by the FDA, FCC and the USDA, and in other countries.  We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets.  We are required to obtain regulatory approval before marketing most of our products.  The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development.  Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations.  Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

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

We depend on a single production arrangement with Raytheon Microelectronics Espana, SA for our patented syringe-injectable microchips, and the loss of or any significant reduction in the production could have an adverse effect on our business.

We rely solely on a production arrangement with Raytheon Microelectronics Espana, SA (“Raytheon”) for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. In addition, we have no formal written agreement with Raytheon for the production of our microchips. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations.  In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis.  Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production.  Moreover, if Raytheon terminates our production arrangement, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.  The failure to make such an alternative production arrangement could have an adverse effect on our business.

We depend on principal customers.

For the year ended December 31, 2003,  we had one customer which accounted for 11.8% of our consolidated revenues.  Our four largest customers, in aggregate, accounted for 30.9% of our consolidated revenues in the year ended December 31, 2003. The GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We compete with other companies in the visual and electronic identification market, and the products sold by our competitors could become more popular than our products or render our products obsolete.

The market for visual and electronic identification products is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation and that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Plc.

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

Item 2.                    Properties

We own a 79,692 square foot (gross building area) masonry and steel industrial two-building complex located in South St. Paul, Minnesota that is currently occupied by the Animal Application division’s administrative, sales, engineering and manufacturing operations, plus two lessees. We occupy 53,800 square feet of the space. The portions of the buildings that we occupy have 6,000 square feet of office area, nine loading docks, one drive-in door and 13 to 16 foot clear ceilings. Our lessees occupy warehouse space under leases which expire April 30, 2004 and June 30, 2004.  After the expiration dates, the leases will be on month to month terms.  Monthly rental income from lessees is $12,000.  The South St. Paul property is encumbered by a mortgage in the aggregate principal amount of $2.4 million.

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

Our Wireless and Monitoring division currently leases a 3,000 square foot facility in a modern technology park in Riverside, California.  The facility contains office and engineering space and a data processing technology center.  The facility in on a month to month lease.  Rent payments are $3,000 per month.

Our GPS and Radio Communications division leases, under a long-term lease, expiring September, 2042, a 60,000 square foot building located in Thamesmead, London that is currently occupied by administrative, sales, engineering and manufacturing personnel.  In addition, this division leases three single-story buildings totaling 5,400 square feet within a small industrial estate in Springburn, Glasgow for manufacturing operations.  Rent payments for the GPS and Radio Communication segment’s facilities are $36,000 a month.

We consider our properties to be suitable and adequate for their present purposes, well maintained and in good operating condition.

Item 3.                    Legal Proceedings

Wurts Litigation

In February 2003, an action was filed in the Middlesex County Superior Court in the Commonwealth of Massachusetts.  Our subsidiary, OuterLink Corporation, as well as a significant stockholder of OuterLink and a principal of the significant stockholder are named as defendants.  Such principal was a director of OuterLink.  The complaint alleged breach of an August 25, 1999 employment contract.  The plaintiff was President and CEO of OuterLink Corporation from July 1999 through August 2002.  The Complaint seeks damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination.  At the time of termination, the complaint alleges that the plaintiff’s salary was $250,000 per year.  The defendants answered denying all liability and counterclaimed.  Discovery will be completed in this matter shortly and the Defendants intend to vigorously defend this matter and pursue their counterclaims.  The ultimate outcome of this proceeding cannot be predicted at this time and we are currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

E-Research Litigation

In June 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding against U.S. Bank National Association, subsequently intervened by us in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey.  This suit was commenced to pursue alleged damages of approximately $350,000 due to the Company’s and US Bank’s alleged failure to register transfers of restricted Digital Angel shares sold by ERT in May 2002.  The Company has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation.  We asserted a counterclaim against ERT based on ERT’s breach of a license agreement and services agreements between the parties that resulted in the original issuance by us of 550,000 restricted common shares to ERT.  The damages to us exceed $4 million and this amount does not include the share of profits which we seek to recover had ERT not breached the agreements.  Furthermore, the alleged damages sought by the plaintiff in this matter do not take into account plaintiff’s duty to mitigate damages which if discharged would have resulted in a profit to ERT.  The ultimate outcome of this proceeding cannot be predicted at this time and we are is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

Electronic Identification Devices Litigation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against us in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to our syringe implantable identification transponders.  The lawsuit alleges that EID has developed a new transponder that it believes does not infringe on our patent.  The lawsuit acknowledges that we obtained a Judgment of infringement and two Contempt Orders against EID based on selling certain systems that infringed our patent in 1997, 1998 and 1999.  We have not yet answered the Complaint and given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.  We are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operation or cash flows.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “DOC.” The following table shows the high and low sales prices for our common stock as reported on AMEX for the periods indicated. On March 10, 2004, the last reported sale price of our common stock was $3.30. As of March 10, 2004, there were 32,562,702 shares of our common stock issued and 32,512,702 shares of our common stock outstanding, and we had 149 stockholders of record.

	High	Low
YEAR ENDED DECEMBER 31, 2003
Fourth Quarter	$5.00	$1.75
Third Quarter	$2.74	$1.78
Second Quarter	$3.00	$1.26
First Quarter	$2.55	$0.98
YEAR ENDED DECEMBER 31, 2002
Fourth Quarter	$3.02	$2.09
Third Quarter	$3.74	$1.50
Second Quarter	$7.75	$2.01
First Quarter	$7.35	$2.90

We did not declare or pay dividends on our common stock in the years ended December 31, 2003 or 2002. We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.                    Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from the consolidated financial statements of Digital Angel Corporation for the years ended December 31, 2003 and 2002 which have been audited by Eisner LLP and the combined financial statements of the Advanced Wireless Group for the years ended December 31, 2001, 2000 and

1999, which have been audited by PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP’s report on the combined financial statements contained an explanatory paragraph expressing doubt about AWG’s ability to continue as a going concern. In addition, PricewaterhouseCoopers LLP was dismissed as AWG’s independent accountant on April 11, 2002. The equity accounts of AWG have been restated based on the common shares received by the former shareholders of AWG in the merger.

(Amounts in thousands, except per share data)	For the Years Ended December 31,
	2003	2002 (1)	2001	2000(2)	1999
Results of Operations Data:
Product revenue	$33,748	$30,946	$33,220	$19,604	$14,380
Service revenue	2,964	3,297	2,691	2,888	—
Total net revenue	36,712	34,243	35,911	22,492	14,380
Cost of products sold	20,095	18,293	20,252	11,517	7,964
Cost of services sold	1,172	2,216	2,047	1,434	—
Gross profit	15,445	13,734	13,612	9,541	6,416
Selling, general and administrative expense (3)	16,764	37,538	22,798	10,792	7,513
Research and development expense	4,898	3,034	5,244	2,476	—
Asset impairment charge (4)	2,986	63,818	726	—	—
Interest income	(15)	(2)	(17)	(26)	—
Interest expense-Applied Digital Solutions, Inc.	—	1,806	1,591	—	—
Interest expense-others	921	303	528	115	41
Other income	(353)	(599)	—	—	—
Income (loss) before minority interest and equity in net loss of affiliate	(9,756)	(92,164)	(17,258)	(3,816)	(1,138)
Provision for income taxes	—	—	41	58	—
Income (loss) before minority interest and equity in net loss of affiliate	(9,756)	(92,164)	(17,299)	(3,874)	(1,138)
Minority interest share of losses	298	96	217	4	170
Equity in net loss (income) of affiliate	—	(291)	(327)	—	—
Net (loss) income	$(9,458)	$(92,359)	$(17,409)	$(3,870)	$(968)
Net (loss) income per common share-basic and diluted	$(0.35)	$(3.76)	$(0.93)	$(0.21)	$(0.05)
Weighted average common shares outstanding-basic and diluted (5)	26,959	24,578	18,750	18,750	18,750
Balance Sheet Data:
Cash and cash equivalents	$894	$214	$596	$206	$139
Property and equipment, net	7,665	7,769	14,476	5,408	1,115
Goodwill and other intangibles, net	45,608	48,893	72,876	77,645	2,713
Total assets	67,307	67,798	107,379	95,344	9,239
Long-term debt and notes payable	2,818	3,314	2,425	2,463	—
Total debt	8,736	4,130	85,227	2,503	—
Minority interest	—	298	394	612	616
Total stockholders’ equity	48,483	55,012	16,116	87,809	5,574
Other Financial Data:
Depreciation and amortization	$1,725	$3,638	$12,331	$2,962	$565
Net cash provided by (used in) operating activities	(4,691)	(2,730)	(3,196)	(1,432)	14
Net cash provided by (used in) investing activities	(1,352)	(567)	(1,307)	1,066	(88)
Net cash provided by financing activities	6,595	2,593	4,893	433	212
Capital expenditures	1,165	1,439	1,310	758	106

(1)           Includes the results of operations of Medical Advisory Systems from March 27, 2002.

(2)            Includes the results of operations of (i) Timely Technology from April 1, 2000 and (ii) Destron Fearing Corporation from September 8, 2000.

(3)           Selling, general and administrative expense includes management fees paid to ADS of $193, $771, $262 and $241for the years ended December 31, 2002, 2001, 2000 and 1999.

(4)           Asset impairment expense for 2003 consists of a goodwill impairment charge of $2,375 and an intangible asset impairment charge of $611.  Asset impairment expense for 2002 consists of a goodwill impairment charge of $57,406 and an asset impairment charge of $6,412 related to the write off of an exclusive perpetual license to a digital encryption and distribution software system.  Asset impairment expense for 2001 relates to a goodwill impairment.

(5)           Potentially dilutive securities of 13,603 and 9,105 are excluded from the number of weighted average shares outstanding in 2003 and 2002, respectively.  Including the dilutive securities would have had an anti-dilutive effect on our net loss per common share. Weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999 have been restated to reflect the number of common shares received by the former shareholders of the Advanced Wireless Group in the March 27, 2002 merger.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually.

The following table presents the impact of SFAS No. 142 on our summary financial data as indicated:

	For the Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999
Net loss
Net loss as reported	$(9,458)	$(92,359)	$(17,409)	$(3,870)	$(968)
Goodwill amortization	—	—	8,629	2,529	256
Equity method investment amortization	—	—	1,161	—	—
Adjusted net loss	$(9,458)	$(92,359)	$(7,619)	$(1,341)	$(712)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(0.35)	$(3.76)	$(0.93)	$(0.21)	$(0.05)
Goodwill amortization	—	—	0.46	0.13	0.01
Equity method investment amortization	—	—	0.06	—	—
Adjusted loss per share, basic and diluted	$(0.35)	$(3.76)	$(0.41)	$(0.08)	$(0.04)

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its three subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp. and Signature Industries, Limited.  These three subsidiaries were known as the Advanced Wireless Group (“AWG”).  DATC is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects.  DATC is the result of the merger in September 2000 of Destron Fearing Corporation and Digital Angel.net Inc., which was then a wholly-owned subsidiary of ADS. Upon the acquisition of Medical Advisory Systems, Inc. in March 2002, the Company re-organized into four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems.  Prior period segment information has been restated to reflect our current segment structure.

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

Goodwill, Intangibles and Other Long-Lived Assets

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002.  However based upon an annual review for impairment, we recorded impairment charges of $2.4 million and $57.4 million in the fourth quarters of 2003 and 2002, respectively.  The impairment charge in 2003 related to the goodwill associated with the Medical Systems reporting unit. The impairment charge in 2002 related to the goodwill at the Wireless and Monitoring and Medical Systems reporting units.  Further, the Company recorded an additional impairment charge of $0.6 million to write down certain intangible assets to their estimated fair value.

In accordance with FAS 142, upon adoption, we were required to allocate goodwill to the various reporting units.  Upon the acquisition of Medical Advisory Systems, Inc in March 2002, the reporting units consisted of the following (the reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions):

•          Animal Applications

•          Wireless and Monitoring

•          GPS and Radio Communications

•          Medical Systems

Our reporting units at December 31, 2003, were the same as its reporting units at December 31, 2002.

We engaged an independent valuation firm to review and evaluate the goodwill as reflected on our books as of December 31, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units (Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems). The Company’s management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based.  The valuation firm’s methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta – Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital.  These variables generated a discount rate calculation.

The assumptions used in the determination of fair value using discounted cash flows were as follows:

•	Cash flows were generated for 5 years based on the expected recovery period for the goodwill;

•	Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and

•

Discount rates ranging from 15% to 20%. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%.  (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

The independent valuation firm performed a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to the Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems reporting units.  Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis.  The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit’s discounted cash flow model.

The analyses for 2003 indicated that the remaining goodwill associated with the Medical Systems reporting unit of approximately $2.4 million was impaired.  The analyses for 2002 indicated that approximately $25.9 million of the goodwill associated with the Medical Systems division and all of the goodwill associated with its Wireless and Monitoring division of approximately $31.5 million was impaired.

Future goodwill impairment reviews may result in additional write-downs.  Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

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

 Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  The GPS and Radio Communications segment recorded a $0.7 million impairment charge in 2001.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired.  During the fourth quarter of 2002, we determined that an exclusive perpetual license to a digital encryption and distribution software system that was purchased by ADS in April 2001 and contributed to AWG in 2001 was impaired. Accordingly, we wrote off the net book value of the asset, which resulted in an impairment charge of $6.4 million. There were no write downs of any long-lived assets in 2003 or 2001.

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

Revenue Recognition

For product sales, the Company recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products.  For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs. Other revenue is recognized at the time service or goods are provided.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

Results of Operations

The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying consolidated and combined statements of operations included in this report.

	For the Years Ended December 31,
	2003	2002	2001
	%	%	%
Product revenue	91.9	90.4	92.5
Service revenue	8.1	9.6	7.5
Total net revenue	100.0	100.0	100.0

Cost of products sold	54.7	53.4	56.4
Cost of services sold	3.2	6.5	5.7

Gross profit	42.1	40.1	37.9

Selling, general and administrative expense	45.7	109.0	61.3
Management fees — Applied Digital Solutions, Inc.	—	0.5	2.1
Research and development expense	13.3	8.9	14.6
Asset impairment	8.1	186.4	2.0
Interest expense — Applied Digital Solutions, Inc.	—	5.3	4.4
Interest expense — others	2.5	0.9	1.5
Other income	(0.9)	(1.8)	—

Loss before taxes, minority interest share of losses and equity in net loss of affiliate	(26.6)	(269.1)	(48.0)

Provision for income taxes	—	—	0.1

Loss before minority interest share of losses and equity in net loss of affiliate	(26.6)	(269.1)	(48.1)

Minority interest share of losses	0.8	0.3	0.6

Equity in net loss of affiliate	—	(0.9)	(0.9)

Net loss	(25.8)	(269.7)	(48.4)

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenue

Revenue from operations for the year ended December 31, 2003 was $36.7 million, an increase of $2.5 million, or 7.2%, from $34.2 million in the year ended December 31, 2002.  Revenue for the years ended December 31, 2003 and 2002 for each of the operating segments was as follows (in thousands):

	2003	2002
Animal Applications	$23,948	$20,991
Wireless and Monitoring	122	1,503
GPS and Radio Communications	10,362	10,022
Medical Systems	2,280	1,727
Total	$36,712	$34,243

The Animal Applications segment’s revenue increased $3.0 million, or 14.1%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The increase in revenue results from increased engineering service revenue of approximately $1.0 million in 2003, an increase in microchip sales to companion animal and fish and wildlife customers of approximately $1.7 million and increased sales of visual identification products.   The engineering service revenue results from research and development performed for certain of our fish and wildlife customers.  Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress.  We cannot estimate the impact a national identification program would have on the Animal Application segment’s revenue.  However, if implemented, we would expect the impact to be favorable.

The Wireless and Monitoring segment’s revenue decreased $1.4 million, or 91.9%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to the cancellation of a significant software support contract, assumed from Timely Technology, in February 2003.  The Digital Angel TM technology continues to be in the development stage and we are uncertain when this technology will be incorporated into any product.  Therefore we do not expect any revenues in 2004.

The GPS and Radio Communications segment’s revenue increased $0.3 million, or 3.4%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The increase results from increases in the exchange rate.  Sales in the local currency for the year ended December 31, 2003 decreased slightly due to decreased locator beacon sales. We expect revenue in 2004 to increase due to the introduction of a new pilot locator beacon in the second quarter of 2004.

The Medical Systems segment’s revenue increased $0.6 million, or 32.0%, in the year ended December 31, 2003 as compared to $1.7 million in the year ended December 31, 2002.  The increase in revenue results from the inclusion of twelve months of revenue in 2003 compared to nine months in 2002, offset by the cancellation of a significant customer in January 2003.  The Medical Systems segment was acquired in the MAS acquisition in March 2002.  We do not expect any increase in the Medical System segment’s revenue in 2004.

On January 22, 2004 we acquired OuterLink Corporation.  We expect increased revenue in 2004 as a result of the inclusion of OuterLink’s revenues in our financial results.

Gross Profit and Gross Profit Margin

Gross profit for the year ended December 31, 2003 was $15.4 million, an increase of $1.7 million, or 12.5%, from $13.7 million in the year ended December 31, 2002.  As a percentage of revenue, the gross profit margin was 42.1% and 40.1% for the years ended December 31, 2003 and 2002, respectively.

Gross profit for the years ended December 31, 2003 and 2002 for each operating segment was as follows (in thousands):

	2003	2002
Animal Applications	$9,740	$8,111
Wireless and Monitoring	67	110
GPS and Radio Communications	4,913	4,878
Medical Systems	725	635
Total	$15,445	$13,734

Gross profit margin for the years ended December 31, 2003 and 2002 for each operating segment was as follows:

	2003	2002
	%	%
Animal Applications	40.7	38.6
Wireless and Monitoring	54.9	7.3
GPS and Radio Communications	47.4	48.7
Medical Systems	31.8	36.8
Total	42.1	40.1

The Animal Applications segment’s gross profit of $9.7 million in the year ended December 31, 2003 increased $1.6 million compared to $8.1 million in the year ended December 31, 2002.  We attribute $0.5 million of the increase to the increase in sales and $1.1 million of the increase to increased gross profit margin resulting from increased engineering service revenue. The gross profit margin increased to 40.7% in the year ended December 31, 2003 as compared to 38.6% in the year ended December 31, 2002 due to decreased material costs and an increase in higher margin service revenue in 2003.

The Wireless and Monitoring segment’s gross profit decreased in 2003 when compared to 2002.  Gross profit margin however, increased to 54.9% in 2003 from 7.3% in 2002 due to the completion of the Alpha phase of a project for which all costs are included in research and development expense.

The GPS and Radio Communication segment’s gross profit remains unchanged in 2003 when compared to 2002.  Gross profit margin decreased to 47.4% in 2003 from 48.7% in 2002 due to a slight shift in product mix to lower margin products in 2003 compared to 2002.

The Medical Systems segment’s gross profit increased $0.9 million, or 14.2%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The increase relates to the inclusion of twelve months of gross profit in 2003 compared to nine months in 2002, offset by lower margins in 2003.  Gross margin percentage decreased from 36.8% in the year ended December 31, 2002 to 31.8% in the year ended December 31, 2003.  Margins decreased in 2003 due to a higher percentage of product revenue, which have lower margins than service revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $20.6 million, or 55.1%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  This decrease in expense was the result of an $18.7 million charge in 2002 arising from the remeasurement of options in connection with the merger in 2002 which did not recur in 2003.  Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of Medical Advisory Systems common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002.

As a percentage of revenue, selling, general and administrative expenses, excluding the $18.7 million charge in 2002, was 45.7% and 54.5% for the years ended December 31, 2003 and 2002, respectively.

Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 for each of the operating segments, excluding the $18.7 million charge in 2002, was as follows (in thousands):

	2003	2002
Animal Applications	$7,098	$6,403
Wireless and Monitoring	2,235	5,079
GPS and Radio Communications	6,163	6,004
Medical Systems	1,268	1,178
Total	$16,764	$18,664

Selling, general and administrative expense as a percentage of revenue for each of the operating segments for the years ended December 31, 2003 and 2002 for each of the operating segments excluding the $18.7 million charge in 2002 was as follows:

	2003	2002
	%	%
Animal Applications	29.6	30.5
Wireless and Monitoring	1832.0	337.9
GPS and Radio Communications	59.5	59.9
Medical Systems	55.6	68.2
Total	45.7	54.5

The Animal Applications segment’s selling, general and administrative expenses increased $0.7 million in the year ended December 31, 2003 compared to the year ended December 31, 2002 and as a percentage of revenue decreased to 29.6% from 30.5% in the same respective period.  We attribute the increase in expense to additional consulting expenses of $0.7 million associated with the Verichip Distribution and Licensing Agreement.

The Wireless and Monitoring segment’s selling, general and administrative expenses decreased $2.8 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002.   The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002.  Included in the Wireless and Monitoring segment’s selling, general and administrative expenses for the year ended December 31, 2002 is $2.0 million of amortization expense for this asset. In addition, the decrease results from the significant scale back in development of the Digital Angel TM  technology, including a reduction in personnel, resulting in a decrease in selling, general and administrative expense.  We expect that selling, general and administrative expense will continue to decrease in 2004.   Selling, general and administrative expenses increased as a percentage of revenue to 1832.0% in the year ended December 31, 2003 compared to 337.9% in the year ended December 31, 2002 as a result of the significant decline in revenue in 2003.

The GPS and Radio Communications segment’s selling, general and administrative expense increased $0.2 million in the year ended December 31, 2003 to $6.2 million as compared to $6.0 million in the year ended December 31, 2002 due primarily to increased marketing costs. As a percentage of revenue, selling, general and administrative expenses decreased to 59.5% in 2003 from 59.9% in 2002.

The Medical Systems segment’s selling, general and administrative expense increased $0.1 million in the year ended December 31, 2003 to $1.3 million from $1.2 million in the year ended December 31, 2002.  We attribute $0.3 million of the increase to the inclusion of twelve months of operations in 2003 compared to nine months in 2002, offset by decreased administrative expenses in 2003.   This segment became part of the Company on March 27, 2002.

Management Fees — Applied Digital Solutions, Inc.

Management fees charged by ADS amounted to $0.2 million for the year ended December 31, 2002.  These fees were for general and administrative services performed for us by ADS.  The management fee arrangement with ADS terminated on  March 27, 2002.

Research and Development Expense

Research and development expense was $4.9 million in the year ended December 31, 2003, an increase of $1.9 million, or 61.4%, from $3.0 million for the year ended December 31, 2002.  As a percentage of revenue, research and development expense was 13.3% and 8.9% for the years ended December 31, 2003 and 2002, respectively.

Research and development expense for the years ended December 31, 2003 and 2002 for each of the operating segments was as follows (in thousands):

	2003	2002
Animal Applications	$2,984	$1,725
Wireless and Monitoring	966	1,227
GPS and Radio Communications	948	82
Medical Systems	—	—
Total	$4,898	$3,034

The increase in expense is due to research and development expenses at our GPS and Radio Communications segment for its recent search and rescue beacon project and research and development expenses incurred for the Animal Application segment’s temperature sensing implantable microchip and engineering expenses to support improved transponder performance.  The increase is offset by a decrease in research and development expense at our Wireless and Monitoring due to a scale back in the development of the Digital Angel TM technology.

Asset Impairment

Asset impairment expense was $3.0 million and $63.8 million in the years ended December 31, 2003 and 2002, respectively. Asset impairment expense for 2003 consists of a goodwill impairment charge of $2.4 million and an intangible asset impairment charge of $0.6 million related to intangible assets both at our Medical Systems segment.  Asset impairment expense for 2002 consists of a goodwill impairment charge of $57.4 million and an asset impairment charge of $6.4 million related to the write off of an exclusive perpetual license to a digital encryption and distribution software system in our Wireless and Monitoring segment.

Interest Expense

Interest expense was $0.9 million and $2.1 million for each of the years ended December 31, 2003 and 2002, respectively.  Interest expense in 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit by ADS.  As discussed in Note 1 to the financial statements, this debt was recognized by AWG due to ADS’s default on the loan agreement.  On March 27, 2002, ADS restructured its loan agreement with IBM Credit.  The provisions of this restructuring included AWG being released from responsibility to repay this debt.  Accordingly, ADS assumed this liability on March 27, 2002.

Income Taxes

The Company and AWG had effective income tax rates of 0.0% in 2003 and 2002, respectively.  Differences in the effective income tax rates from the statutory federal income tax rate in 2003 and 2002 arise primarily from non-deductibility of certain expenses and valuation allowances recorded on deferred tax assets resulting from net operating losses.  The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002.  MAS and its subsidiaries filed a separate consolidated federal income tax return through March 27, 2002.  After March 27, 2002, Digital Angel Corporation’s U.S. subsidiaries file a consolidated federal tax return.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue

Revenue from operations for the year ended December 31, 2002 was $34.2 million, a decrease of $1.7 million, or 4.6%, from $35.9 million in the year ended December 31, 2001.

Revenue for the years ended December 31, 2002 and 2001 for each of the operating segments was as follows (in thousands):

	2002	2001
Animal Applications	$20,991	$22,247
Wireless and Monitoring	1,503	2,520
GPS and Radio Communications	10,022	11,144
Medical Systems	1,727	—
Total	$34,243	$35,911

The Animal Applications segment’s revenue decreased $1.3 million, or 5.6%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  The decline was due to a decrease in shipments of visual identification tags for Canadian customers, customer inventory adjustments and continued softness in the livestock market during 2002, offset by an increase in engineering service revenue of $0.4 million.

The Wireless and Monitoring segment’s revenue decreased $1.0 million, or 40.4%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to completed client assignments that were not replaced and a delay in the shipment of newly introduced Digital Angel™ products.

The GPS and Radio Communications segment’s revenue decreased $1.1 million, or 10.1%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001 as a result of a reduction in Control Products sales.

The Medical Systems revenue was $1.7 million for the year ended December 31, 2002.  This segment became part of the Company on March 27, 2002.

Gross Profit and Gross Profit Margin

Gross profit for the year ended December 31, 2002 was $13.7 million, an increase of $0.1 million, or 0.9%, from $13.6 million in the year ended December 31, 2001.  As a percentage of revenue, the gross profit margin was 40.1% and 37.9% for the years ended December 31, 2002 and 2001, respectively.

Gross profit for the years ended December 31, 2002 and 2001 for each operating segment was as follows (in thousands):

	2002	2001
Animal Applications	$8,111	$7,995
Wireless and Monitoring	110	473
GPS and Radio Communications	4,878	5,144
Medical systems	635	—
Total	$13,734	$13,612

Gross profit margin for the years ended December 31, 2002 and 2001 for each operating segment was as follows:

	2002	2001
	%	%
Animal Applications	38.6	35.9
Wireless and Monitoring	7.3	18.8
GPS and Radio Communications	48.7	46.2
Medical Systems	36.8	—
Total	40.1	37.9

The Animal Applications segment’s gross profit of $8.1 million in the year ended December 31, 2002 increased $0.1 million compared to $8.0 million in the year ended December 31, 2001.  The increase was due to improved margins.  The gross profit margin increased to 38.6% in the year ended December 31, 2002 as compared to 35.9% in the year ended December 31, 2001 due to a more favorable product mix.

The Wireless and Monitoring segment’s gross profit decreased $0.4 million, or 76.7%, in the year ended December 31, 2002 as compared to the year ended December 31, 2001.  Margins decreased to 7.3% in the year ended December 31, 2002 from 18.8% in the year ended December 31, 2001.  The gross profit decrease was primarily due to the sales decline.  The margin percentage declined primarily due to the completion of higher margin contracts in 2001 that were not replaced in 2002.

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

As a percentage of revenue, selling, general and administrative expense was 109.0% and 61.3% for the years ended December 31, 2002 and 2001, respectively.

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

Selling, general and administrative expense as a percentage of revenue for each of the operating segments for the years ended December 31, 2002 and 2001 for each of the operating segments excluding the $18.7 million charge in 2002 was as follows:

	2002	2001
	%	%
Animal Applications	30.5	60.7
Wireless and Monitoring	337.9	110.6
GPS and Radio Communications	59.9	51.5
Medical Systems	68.2	—
Total	54.5	61.3

The Animal Applications segment’s selling, general and administrative expense decreased $7.1 million in the year ended December 31, 2002 compared to the year ended December 31, 2001 and as a percentage of revenue decreased to 30.5% from 60.7% in the same respective period.  The decrease is due primarily to the adoption of SFAS No. 142, which took effect on January 1, 2002. Accordingly, goodwill amortization was not recorded during 2002. The decrease was partially offset by increased legal, accounting, and investor relations expenses.

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

Management Fees — Applied Digital Solutions, Inc.

Management fees charged by ADS amounted to $0.2 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively.  These fees were for general and administrative services performed for us by ADS.  After March 27, 2002, we are no longer obligated to pay a management fee to ADS.

Research and Development Expense

Research and development expense was $3.0 million in the year ended December 31, 2002, a decrease of $2.2 million, or 42.1%, from $5.2 million for the year ended December 31, 2001.  As a percentage of revenue, research and development expense was 8.9% and 14.6% for the years ended December 31, 2002 and 2001, respectively.  Included in research and development expense for 2002 are charges by ADS of approximately $0.3 million for work done by ADS’s research group to support our technology development.

Research and development expense for the years ended December 31, 2002 and 2001 for each of the operating segments was as follows (in thousands):

	2002	2001
Animal Applications	$1,725	$1,230
Wireless and Monitoring	1,227	4,014
GPS and Radio Communications	82	—
Medical Systems	—	—
Total	$3,034	$5,244

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2003, cash and cash equivalents totaled $0.9 million as compared to $0.2 million at December 31, 2002.  During 2003, $4.7 million of cash was used in operating activities, compared to $2.7 million in 2002 and $3.2 million in 2001.  In 2003, the use of cash was due primarily to the net loss. Non cash charges included in net loss were a $3.0 million asset impairment charge and $1.7 million of depreciation and amortization.  Partially offsetting the use of cash in 2003 was an increase in payables and accrued liabilities of $1.9 million.

Net cash used in investing activities totaled $1.4 million in 2003 compared to $0.6 million in 2002 and $1.3 million in 2001.  The principal use of cash in 2003 was $1.2 million for the purchase of property, plant and equipment.  Expenditures for property, plant and equipment were $1.4 million in 2002 and $1.3 million in 2001.  Partially offsetting the use of cash in 2003 for the purchase of property, plant and equipment were proceeds from the sale of an investment of $0.2 million.

Net cash provided by financing activities totaled $6.6 million in 2003 compared to $2.6 million in 2002 and $4.9 million in 2001.  Cash provided by financing activities during 2003 consisted primarily of net borrowings of $2.3 million on our revolving credit facility, $2.4 million from the exercise of stock options and net borrowings of $2.4 million of debt, offset by $0.5 million paid financing costs.

Financing and Liquidity

The following table summarizes our fixed cash obligations as of December 31, 2003 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$8,969	6,037	704	122	2,106
Operating Leases	11,214	530	846	894	8,944
Employment Contracts	1,716	865	851	—	—
	$21,899	$7,432	$2,401	$1,016	$11,050

Convertible Note-On July 31, 2003, we entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2,000,000 and a five-year warrant to purchase up to 125,000 shares of our common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15, 000 shares. The Convertible Note is convertible, at Laurus’s option, into shares of our common stock at a per share price of $2.33.  Laurus is not entitled to convert the amount evidenced by the Convertible Note into a number of shares of common stock which would exceed the difference between the number of shares of common stock beneficially owned by Laurus and 4.99% of the outstanding shares of common stock of us.  However, Laurus may acquire more than 4.99% of our outstanding common stock upon 75 days’ notice to the Company. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  We allocated $143,000 of the proceeds to the warrant issued.  The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid in capital and is being amortized to interest expense over the life of the Convertible Note.

In connection with the Convertible Note, we and Laurus entered into a Security Agreement granting to Laurus a lien and security interest in our assets.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur; furthermore, under a related registration rights agreement, the Company has agreed to register the common stock underlying the Convertible Note.

Credit Facility- Effective August 28, 2003, we terminated our Credit and Security Agreement with Wells Fargo Business Credit.  Under the terms of the Credit and Security Agreement, we paid a termination fee of $150,000 to Wells Fargo.  The termination fee is included in selling, general and administrative expense in the 2003 statement of operations.

Revolving Note and Minimum Borrowing Note- On August 28, 2003, we entered into a Security Agreement with Laurus under which the Company may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of the Company’s eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, the Company issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. We used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full our credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%.The availability under the Revolving Note was $219,000 at December 31, 2003.

Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus’s option, into shares of the Company’s common stock at a per price share of $2.64 (the “Fixed Conversion Price”).  The Fixed Conversion Price is adjusted upward following each conversion of $2,000,000, as defined.  Laurus is not entitled to convert the amount evidenced by the Minimum Borrowing Note and the Revolving Note into a number of shares of common stock which would exceed the difference between the number of shares of the Company’s common stock beneficially owned by Laurus or issuable upon the exercise of warrants held by Laurus and 4.99% of the outstanding shares of the Company’s common stock.  However, Laurus may acquire more than 4.99% of the Company’s outstanding common stock upon 75 days’ notice to the Company.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur; furthermore, under a related registration rights agreement, the Company has agreed to register the common stock underlying the Revolving Note and Minimum Borrowing Note.

The Company also issued to Laurus a five-year warrant to purchase up to 115,000 shares of the Company’s stock. The per share exercise price of the warrant is $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. The Company allocated $133,000 of the proceeds to the warrant issued.   The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid in capital and is being amortized to interest expense over the life of the Revolving Note and Minimum Borrowing Note.

Working Capital Loan-On March 7, 2003, Signature Industries Ltd., our subsidiary in the United Kingdom, entered into a Loan Agreement with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force contract.  The Loan bears interest at 2.25% above the base rate, as defined in the agreement (6.25% at March 10, 2004).  The base rate may vary from time to time.  On January 22, 2004 the agreement was amended to increase the loan amount to £1,000,000 ($1,830,000).  Repayment of £200,000 is required by May 30, 2004 and each month thereafter until the loan is repaid in full.

Invoice Discounting Agreement-On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,333,500) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at an annual rate 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement (6.25% at March 10, 2004).  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $32,000 are included in interest expense in the 2003 statement of operations. Amount of receivables financed at December 31, 2003 was $872,000.

Stock Issuance to ADS-On March 1, 2004, the Company issued 3,000,000 shares of its common stock to ADS pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS dated August 14, 2003.   The Stock Purchase Agreement provided for ADS to purchase 3,000,000 shares of our common stock at a price of $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of our common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of ADS.  The purchase price for the sale of the Company’s 3,000,000 shares and the warrant was payable in ADS common stock having an aggregate value of $7.92 million.  The number of shares of ADS common stock  received by Digital Angel Corporation as payment of the purchase price was 19,800,000 shares of ADS’s common stock, exclusive of the proceeds on exercise of the warrant.   The Company expects to generate approximately $6 to $7 million of cash by selling the 19,800,000 shares of stock received by ADS.  The Company expects that the cash generated will be sufficient to meet its projected working capital requirements for the next 12 months.

As part of this transaction , the Company issued five-year warrants to purchase up to 500,001 shares of the Company’s stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the ADS 8.5% Convertible Exchangeable Debentures.

In 2004, the Company received aggregate proceeds of $942,000 on the exercise of stock options.

The Company has incurred losses for the past several years and has experienced net cash outflows from operations. Further, at December 31, 2003. the Company had a working capital deficit of $3.1 million. Management plans to reduce its operating expenses and introduce new products in the Animal Applications business. There can be no assurance that the Company will attain profitability, or if profitability is achieved, that it will be sustained. Pursuant to a Stock Purchase Agreement with ADS, in March 2004, the Company received 19,800,000 shares of ADS’ common stock. The Company expects to generate sufficient additional funds from the sale of these shares and take any other actions which the Company believes will be necessary to sustain its operations for the next twelve months.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on theresults of operations or financial position.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 (“Interpretation 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“Interpretation 46”), “Consolidation of Variable Interest Entities.” Application of this interpretation is required in the Company’s financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities.

Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The adoption of FIN 46 did not have an impact on the financial position or operations of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS No.150 effective July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

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

The report of PricewaterhouseCoopers on the Advanced Wireless Group financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph expressing doubt about the Advanced Wireless Group’s ability to continue as a going concern. On April 11, 2002, Applied Digital Solutions dismissed PricewaterhouseCoopers, LLP as its auditors.

On April 18, 2002, we dismissed BDO Seidman LLP as our certifying accountant. BDO Seidman’s report on Medical Advisory Systems’ financial statements for the last fiscal year contained no adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was unanimously approved by our Board of Directors, including all members of our Audit Committee. During the last fiscal year and through the subsequent interim period beginning November 1, 2001 and ending April 18, 2002, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. We engaged Grant Thornton LLP as our certifying accountant on April 18, 2002.

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

On May 23, 2002, we engaged Eisner LLP as our certifying accountant to audit our financial statements for the fiscal year ending December 31, 2002. During 2002 and 2003 and in the subsequent interim period, we have not consulted with Eisner LLP on items which concerned the application of accounting principles, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events.

Item 9A.                 Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report and have concluded that these controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the registrant in the reports the registrant files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is included under the caption “Ratification of the Appointment of Independent Auditor” which information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)     The financial statements filed as part of this report are described on page F-1, entitled “Index to Financial Statements.”

b)    During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

(i)            On November 17, 2003, the Company filed a Current Report on Form 8-K dated November 14, 2003 to report its financial results for the quarter and nine months ended September 30, 2003.

(ii)           On November 7, 2003, the Company filed a Current Report on Form 8-K dated November 7, 2003 to report the announcement that Mr. Van Chu has assumed responsibilities of Chief Executive Officer of Digital Angel Corporation.

(iii)          On November 5, 2003, the Company filed a Current Report on Form 8-K dated November 3, 2003 to report that Digital Angel Corporation had signed an agreement and plan of merger pursuant to which Digital Angel Corporation will acquire OuterLink Corporation of Concord, Massachusetts, subject to certain conditions.

c)     The exhibits to this Annual Report on Form 10-K are described in the Index to Exhibits beginning on page 34.

d)    Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts for the Three Years Ended December 31, 2003

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

DIGITAL ANGEL CORPORATION

Date: March 12, 2004	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin N. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
Kevin N. McGrath

/s/ Scott R. Silverman	Chairman and Director	March 12, 2004
Scott R. Silverman

/s/ Kevin H. McLaughlin	Director	March 12, 2004
Kevin H. McLaughlin

/s/ Howard S. Weintraub	Director	March 12, 2004
Howard S. Weintraub

/s/ John R. Block	Director	March 12, 2004
John R. Block

/s/ Michael S. Zarriello	Director	March 12, 2004
Michael S. Zarriello

/s/ James P. Santelli	Vice President-Finance and	March 12, 2004
James P. Santelli	Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

10.1         Stock Purchase Agreement between Applied Digital Solutions and Digital Angel Corporation dated August 14, 2003

23.1         Consent of Independent Auditors – Eisner LLP

23.2         Consent of Independent Accountants – PricewaterhouseCoopers LLP

31.1         Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002

31.2         Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002

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
2.2

Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition and OuterLink Corporation (incorporated by reference to our Registration Statement on Form S-3 (No. 333-110817) filed on November 26, 2003)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23,2004)
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
10.6

Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.7

Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.8

Employment Agreement by and between Medical Advisory Systems, Inc. and Dale Hutchins, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 dated November 1, 2002)

10.9

Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 dated November 1, 2002)

10.10

Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 dated November 1, 2002)

10.11

Employment Agreement by and between Digital Angel Corporation and James P. Santelli, dated as of April 1, 2002 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002)

10.12

Form of Secured Convertible Note by Digital Angel Corporation to Laurus Master Fund, Ltd dated July 31, 2003 (incorporated by reference to Exhibit 4.1 to our Form S-3 (No. 333-111671) filed December 31, 2003)

10.13

Securities Purchase Agreement, dated July 31, 2003, by and between Digital Angel Corporation and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to our Form S-3 (No. 333-111671) filed December 31, 2003)

10.14

Registration Rights Agreement, dated July 31, 2003, by and between Digital Angel Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to our Form S-3 (No. 333-111671) filed December 31, 2003)

10.15

Security Agreement, dated July 31, 2003, by and between Digital Angel Corporation and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 10.3 to our Form S-3 (No. 333-111671) filed December 31, 2003)

10.16

Common Stock Purchase Warrant dated July 31, 2003 to purchase 125,000 shares of common stock of Digital Angel Corporation issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to our Form S-3 (No. 333-111671) filed December 31, 2003)

10.17

Secured Revolving Convertible Note dated August 28, 2003 issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed September 3, 2003)

10.18

Secured Minimum Borrowing Convertible Note dated August 28,2003 issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed September 3, 2003)

10.19

Common Stock Purchase Warrant dated August 28, 2003 to purchase 115,000 shares of common stock of Digital Angel Corporation issued by Digital Angel Corporation to Laurus Master Fund, Ltd.  (incorporated by reference to Exhibit 10.3 to our Form 8-K, filed September 3, 2003)

10.20	Security Agreement dated August 28, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed September 3, 2003)
10.21

Registration Rights Agreement dated August 28, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed September 3, 2003)

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

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

Digital Angel Corporation

We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31,  2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated to above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discuused in Note 1 to the consolidated financial statements, the Company adopted the standard of addressing financial accounting and reporting for goodwill subsequent to an acquistion.

In connection with our audit of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts for 2003 and 2002.  In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP

Florham Park, New Jersey
February 20, 2004
with respect to the eigth paragraph of Note 1 and the second item of Note 21, March 1, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Applied Digital Solutions, Inc. and Subsidiaries:

In our opinion, the accompanying combined statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2001 listed in the index under Item 16(a) and described on page F-1 present fairly, in all material respects, the results of operations and cash flows of the Advanced Wireless Group (the “Company”), comprised of the business of Applied Digital Solutions, Inc. and Subsidiaries as described in the Basis of Presentation section of Note 1 to the combined financial statements for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2001 listed in the index appearing under Item 15(d) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying combined financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations and has not generated positive cash flows from operations in the period ended December 31, 2001.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

St. Louis, Missouri

May 9, 2002, except for the impact of the adoption of SFAS No. 142 for 2001 as included in Note 1 and the segment information for

2001 as included in Note 17, which are as of October 28, 2002

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2003	December 31, 2002

Assets (Note 8)
Current Assets
Cash	$894	$214
Restricted cash	765	—
Accounts receivable, net of allowance for doubtful accounts of $212 and $296 in 2003 and 2002, respectively	3,853	4,126
Inventories	6,589	4,945
Other current assets	828	1,478
Total Current Assets	12,929	10,763

Property and Equipment, net	7,665	7,769

Goodwill and Other Intangible Assets, net	45,608	48,893

Other Assets, net	1,105	373

	$67,307	$67,798
Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit and current maturities of long-term debt	$5,918	$816
Accounts payable	5,297	4,142
Accrued expenses and other current liabilities	3,232	3,637
Deferred revenue	1,212	67
Due to Applied Digital Solutions, Inc.	347	462
Total Current Liabilities	16,006	9,124

Long-Term Debt and Notes Payable	2,818	3,314

Deferred Revenue	—	50

Total Liabilities	18,824	12,488

Commitments and Contingencies (Notes 8, 11 and 15)

Minority Interest	—	298

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2003, of $1.75 par value, none issued or outstanding	—	—
Common stock: Authorized 95,000 shares in 2003, of $.005 par value; 28,941 shares issued and 28,891 shares outstanding in 2003 and 26,568 shares issued and 26,518 shares outstanding in 2002	144	133
Additional paid-in capital	171,909	169,166
Accumulated deficit	(123,517)	(114,059)
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive loss	(10)	(185)
Total Stockholders’ Equity	48,483	55,012

	$67,307	$67,798

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)
	For the Years Ended December 31,
	2003	2002	2001

Product revenue	$33,748	$30,946	$33,220
Service revenue	2,964	3,297	2,691
Total net revenue	36,712	34,243	35,911

Cost of products sold	20,095	18,293	20,252
Cost of services sold	1,172	2,216	2,047

Gross profit	15,445	13,734	13,612

Selling, general and administrative expenses	16,764	37,345	22,027
Management fees - Applied Digital Solutions, Inc.	—	193	771
Research and development expenses	4,898	3,034	5,244
Asset impairment charge	2,986	63,818	726
Loss from operations	(9,203)	(90,656)	(15,156)

Interest income	(15)	(2)	(17)
Interest expense - Applied Digital Solutions, Inc.	—	1,806	1,591
Interest expense - others	921	303	528
Other income	(353)	(599)	—

Loss before provision for taxes, minority interest share of losses and equity in net loss of affiliate	(9,756)	(92,164)	(17,258)

Provision for income taxes	—	—	41

Loss before minority interest share of losses and equity in net loss of affiliate	(9,756)	(92,164)	(17,299)

Minority interest share of losses	298	96	217

Equity in net loss of MAS prior to merger	—	(291)	(327)

Net loss	$(9,458)	$(92,359)	$(17,409)

Net loss per common share - basic and diluted	$(0.35)	$(3.76)	$(0.93)

Weighted average number of common shares outstanding - basic and diluted	26,959	24,578	18,750

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount

Balance - December 31, 2000	18,750	$94	$92,327	$(4,291)	$—	$(321)	$87,809
Net loss	—	—	—	(17,409)	—	—	(17,409)
Comprehensive loss – foreign currency translation	—	—	—	—	—	(186)	(186)
Total comprehensive loss				(17,409)		(186)	(17,595)
Issuance of common stock warrants	—	—	300	—	—	—	300
Net distribution to ADS	—	—	(54,398)	—	—	—	(54,398)
Balance - December 31, 2001	18,750	94	38,229	(21,700)	—	(507)	16,116
Net loss	—	—	—	(92,359)	—	—	(92,359)
Comprehensive income - foreign currency translation	—	—	—	—	—	322	322
Total comprehensive loss	—	—	—	(92,359)	—	322	(92,037)
Transfer of MAS common shares to ADS	—	—	(6,488)	—	—	—	(6,488)
Contribution by ADS	—	—	6,397	—	—	—	6,397
Exercise of stock options	2,452	13	618	—	—	—	631
Shares to be issued in settlement of liability	38	—	225	—	—	—	225
Merger consideration-MAS	5,268	26	28,435	—	(43)	—	28,418
Shares issued for services related to merger	60	—	337	—	—	—	337
Assumption of debt by ADS	—	—	81,383	—	—	—	81,383
Stock options remeasured in connection with merger	—	—	18,681	—	—	—	18,681
Stock option extension and repricing	—	—	120	—		—	120
Warrants remeasured in connection with merger	—	—	1,066	—	—	—	1,066
Warrants issued for services	—	—	163	—	—	—	163
Balance - December 31, 2002	26,568	133	169,166	(114,059)	(43)	(185)	55,012
Net loss				(9,458)			(9,458)
Comprehensive income-foreign currency translation						175	175
Total comprehensive loss				(9,458)		175	(9,283)
Exercise of stock options	2,323	11	2,393				2,404
Stock option repricing	—	—	25	—	—	—	25
Fair value of warrants granted in connection with financing arrangements	—	—	276	—	—	—	276
Fair value of options granted for services	—	—	49	—	—	—	49
Balance - December 31, 2003	28,891	$144	$171,909	$(123,517)	$(43)	$(10)	$48,483

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(In thousands)

	Digital Angel Corporation and Subsidiaries (Consolidated)	Digital Angel Corporation and Subsidiaries (Consolidated)	Advanced Wireless Group (Combined)
	For the Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net loss	$(9,458)	$(92,359)	$(17,409)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation and administrative expense	74	18,964	119
Interest allocated by Applied Digital Solutions, Inc. and contributed to capital	—	1,806	—
Asset impairment charge	2,986	63,818	726
Depreciation and amortization	1,725	3,638	12,331
Amortization of debt discount and financing costs	224	—	—
Minority interest	(298)	(96)	(217)
Equity in net loss of affiliate	—	291	327
Gain on sale of investment	(153)	(590)	—
Loss on disposal of assets	25	44	7
Change in assets and liabilities:
Increase in restricted cash	(765)	—	—
(Increase) decrease in accounts receivable	216	1,547	(137)
(Increase) decrease in inventories	(1,644)	942	(449)
Decrease (increase) in other current assets	584	(886)	169
Increase (decrease) in due to Applied Digital Solutions, Inc.	(115)	462	—
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	1,908	(311)	1,337
Net Cash Used In Operating Activities	(4,691)	(2,730)	(3,196)

Cash Flows From Investing Activities
Decrease (increase) in patents and other assets	(407)	108	3
Payments for property and equipment	(1,165)	(1,439)	(1,310)
Proceeds from sale of investment	220	1,025	—
Acquisition costs, net of cash acquired through acquisition	—	(261)	—
Net Cash (Used In) Provided By Investing Activities	(1,352)	(567)	(1,307)

Cash Flows From Financing Activities
Amounts borrowed under line of credit	33,805	4,620	—
Amounts paid on notes payable and line of credit	(31,534)	(4,209)	—
Amounts borrowed on debt	2,889	910	11
Amounts paid on long-term debt	(447)	(43)	—
Proceeds from exercise of stock options	2,404	631	—
Payments for financing costs	(522)	—	—
Capital contribution by Applied Digital Solutions, Inc.	—	684	4,882
Net Cash Provided By Financing Activities	6,595	2,593	4,893

Effect of exchange rate changes on cash	128	322	—

Net Increase (Decrease) In Cash	680	(382)	390

Cash - Beginning Of Year	214	596	206

Cash - End Of Year	$894	$214	$596

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.             The Company and Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“ADS”). In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, ADS contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary based in the United Kingdom. These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”). As a result of this contribution by ADS, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% owned subsidiary. Prior to the merger with DATC, ADS owned 850,000 shares of MAS stock, representing approximately 16.3% of the outstanding stock of MAS. (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries). In the merger, the shares of DATC owned by ADS were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, ADS owned 19,600,000 shares or 77.15% of the Company’s common stock.

At the time of the merger, ADS transferred to the Digital Angel Share Trust (“Digital Angel Share Trust” or “Trust”), a newly created Delaware business trust, all shares of the Company’s common stock beneficially owned by ADS. Following the merger, the Trust was the owner of and, through its Advisory Board, voted all these 19,600,000 shares of the Company and had the ability to elect the Board of Directors of the Company. The Trust arose as a condition of the merger. In the event of a default of certain obligations of ADS under ADS’s credit agreement with IBM Credit LLC (IBM Credit), the shares owned by the Trust could be sold or otherwise disposed of to satisfy such obligations. On March 7, 2003 IBM Credit notified ADS that an event of default had occurred and IBM Credit would immediately exercise any and/or all of its right and remedies it had under the IBM credit agreement and applicable law.

Effective April 1, 2003 ADS entered into a Forbearance Agreement with IBM Credit.  Under the terms of the Forbearance Agreement, ADS acquired the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $99.0 million (including accrued interest), if ADS paid IBM Credit $30.0 million in cash by June 30, 2003.  As of June 30, 2003, ADS paid IBM Credit the $30.0 million and satisfied in full its debt obligations to IBM Credit.

The merger was treated as a reverse acquisition for accounting purposes, with AWG as the accounting acquirer. The historical combined financial statements of AWG became those of the Company, and the acquisition of MAS was accounted for under the purchase method of accounting. Accordingly, the equity accounts of AWG have been restated based on the common shares received by the former shareholders of AWG in the merger.

On March 27, 2002, ADS amended and restated its credit agreement with IBM Credit which, among other amendments, provided for a release of AWG from the responsibility to repay an existing obligation. Accordingly, ADS assumed this obligation, which resulted in an increase to additional paid-in capital of $81.4 million net of deferred financing fees of approximately $1.1 million on March 27, 2002.

Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of MAS common stock effective March 27, 2002. The conversion resulted in a new measurement date for the options and as a result, the Company recorded a charge of approximately $18.7 million as non-cash compensation expense during the three months ended March 31, 2002. For current employees of the Company, these options are considered fixed awards under APB Opinion No. 25, and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded at the fair value of the options converted using the Black-Scholes option pricing model.

Certain items in the consolidated financial statements for 2002 and the combined financial statements for the 2001 have been reclassified for comparative purposes.

As reflected in the accompanying financial statements, the Company has incurred losses for the past several years and has experienced net cash outflows from operations. Further, at December 31, 2003. the Company had a working capital deficit of $3.1 million. Management plans to reduce its operating expenses and introduce new products in the Animal Applications business. There can be no assurance that the Company will attain profitability, or if profitability is achieved, that it will be sustained. Pursuant to a Stock Purchase Agreement with ADS, in March 2004, the Company received 19,800,000 shares of ADS’ common stock. The Company expects to generate sufficient additional funds from the sale of these shares and take any other actions which the Company believes will be necessary to sustain its operations for the next twelve months.

The Company is engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals and objects. The Company operates in four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems.

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

Principles of Consolidation and Combination

The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition. The combined financial statements for the year ended December 31, 2001 include the accounts of AWG entities under common control. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. AWG used the equity method of accounting for its investments which are less than majority owned, but over which it had significant influence.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts and disclosures included in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that the Company may undertake in the future, they may ultimately differ from actual results.  The Company uses estimates, among others, to determine whether any impairment is to be recognized.

Foreign Currencies

The Company’s foreign subsidiary’s functional currency is its local currency. Results of operations and cash flows are translated at average exchange rates prevailing throughout the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss which is a component of stockholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Goodwill and Other Intangible Assets, net

Goodwill and other intangible assets are carried at cost net of accumulated amortization. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002.  However based upon an annual review for impairment, the Company  recorded impairment charges of $2.4 million and $57.4 million in the fourth quarters of 2003 and 2002, respectively.  The impairment charge in 2003 related to the goodwill associated with the Medical Systems reporting unit. The impairment charge in 2002 related to the goodwill at the Wireless and Monitoring and Medical Systems reporting units.  Further, the Company recorded an additional impairment charge of $0.6 million at the Medical Systems segment to write down certain intangible assets to their estimated fair value.

In accordance with SFAS 142, upon adoption, the Company was required to allocate goodwill to the various reporting units.  Upon the acquisition of Medical Advisory Systems, Inc in March 2002, the reporting units consisted of the following (the reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions):

•          Animal Applications

•          Wireless and Monitoring

•          GPS and Radio Communications

•          Medical Systems

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

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the year ended December 31, 2001:

(In thousands, except per share data)	For the Year Ended December 31, 2001

Net loss:
Net loss as reported	$(17,409)
Goodwill amortization	8,629
Equity method investment amortization	1,161
Adjusted net loss	$(7,619)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(0.93)
Goodwill amortization	0.46
Equity method investment amortization	0.06
Adjusted net loss per share, basic and diluted	$(0.41)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During the fourth quarter of 2002, the Company determined that an exclusive perpetual license to a digital encryption and distribution software system that was purchased by ADS in April 2001 and contributed to AWG in 2001 was impaired. Accordingly, the Company wrote off the net book value of the asset, resulting in an impairment charge of $6.4 million which is included in asset impairment in the 2002 statement of operations. During the fourth quarter of 2002, the Company determined there were no applications for the software system with the Company’s current and planned products and services. Accordingly, the Company fully wrote down the asset. There were no write downs of any long-lived assets in 2003.

Revenue Recognition

For product sales, the Company recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products.  For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation medical and communication costs. Other revenue is recognized at the time service or goods are provided.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

It is Digital Angel Corporation’s policy to approve all customer returns before issuing credit to the customer.  Digital Angel Corporation incurred returns of $0.1 million, $0.1 million, and $0.2 million for 2003, 2002 and 2001, respectively.

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

The U.S. companies in AWG were included in ADS’s consolidated federal income tax return through March 27, 2002. U.S. income tax payments, refunds, credits, provision and deferred tax components were allocated to AWG in accordance with ADS’s tax allocation policy. Such policy allocated tax components included in the consolidated income tax return of ADS to AWG to the extent such components were generated by or related to AWG.

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

	December 31, 2003	December 31, 2002	December 31, 2001

Reported net loss	$(9,458)	$(92,359)	$(17,409)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	25	13,214	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(5,741)	(15,023)	(265)
Pro forma net loss	$(15,174)	$(94,168)	$(17,674)

Loss per share (basic and diluted)
As reported	$(0.35)	$(3.76)	$(0.93)
Pro forma	$(0.56)	$(3.83)	$(0.94)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants under the option plan in 2003, 2002 and 2001: dividend yield of 0% for the three years; expected volatility of 164.22% for 2003, 97.12% for 2002 and 0% for 2001; risk-free interest rate of 3.09%, 3.86% and 4.49% for 2003, 2002 and 2001, respectively; and expected lives of five years for 2003 and 2002 and 10 years for 2001. The weighted-average fair value of options granted was $ 2.24 for the year ended December 31, 2003, $2.53 for the year ended December 31, 2002 and $.03 for the year ended December 31, 2001.

Loss Per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potential common shares are excluded from the computation of diluted loss per share. Potential common shares are as follows:

(In thousands)	As of December 31,
	2003	2002	2001
Stock options	8,707	7,816	5,148
Warrants	3,029	1,289	1,164
Convertible debt	1,867	—	—
	13,603	9,105	6,312

Treasury Stock

Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments and is reported in the statement of changes in stockholders’ equity.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the results of operations or financial position.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 (“Interpretation 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“Interpretation 46”), “Consolidation of Variable Interest Entities.” Application of this interpretation is required in the Company’s financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities.

Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The adoption of FIN 46 did not have an impact on the financial position or operations of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS No.150 effective July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

2.             Merger with MAS

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

On March 27, 2002, DATC (formerly a part of ADS’s AWG) merged with a wholly-owned subsidiary of MAS. For accounting purposes, AWG was treated as the acquirer, and the acquisition of MAS was recorded at fair value under the purchase method of accounting.  The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition.

As of March 27, 2002
(in thousands)

Current assets	$837
Property, plant and equipment	1,578
Other assets	256
Total assets acquired	2,671
Current liabilities	699
Long-term debt and other liabilities	21
Total liabilities assumed	720
Net assets acquired	$1,951

The excess of the purchase price over the fair value of the assets and liabilities of MAS was  recorded as goodwill of $28.3 million and other intangible assets of $1.7 million.

The cost of the March 27, 2002 acquisition consisted of 5.268 million shares of common stock valued at $25.0 million, including 50,000 shares of treasury stock, options to purchase 1.2 million shares and warrants to purchase 75,000 shares together valued at $3.4 million, and acquisition costs of $3.6 million. The valuation of the stock is based on the value of the shares of MAS held by stockholders other than ADS prior to the acquisition. Included in the acquisition costs are certain accrued severance liabilities of $2.5 million related to employment agreements of two officers of MAS. Costs incurred and charged to the accrual totaled $481,000 and $629,000 during 2003 and 2002, respectively.  The value of the options and warrants is based on the fair value of the options and warrants of MAS at the date of acquisition. The fair value was determined using the Black-Scholes option pricing model.

 The merger was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements for the year ended December 31, 2002 reflect the results of operations of MAS from the date of acquisition. The cost of the acquisition includes all payments according to the acquisition agreement plus costs for investment banking services and legal and accounting services that were direct costs of acquiring these assets. Unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2002 and 2001, respectively, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	For the Year Ended December 31, (In thousands, except per share data)
	(unaudited)
	2002	2001
Net operating revenue	$34,793	$39,159
Net loss	$(93,813)	$(21,677)
Net loss per common share - basic and diluted	$(3.64)	$(0.91)

3.             Inventory

	(In thousands)
	December 31, 2003	December 31, 2002
Raw materials	$1,976	$1,725
Work in process	94	128
Finished goods	6,340	4,474
	8,410	6,327
Allowance for excess and obsolescence	(1,821)	(1,382)
Net inventory	$6,589	$4,945

Inventory of $1,307,000 is located in the United Kingdom

4.             Other Current Assets

	(In thousands)
	December 31, 2003	December 31, 2002
Prepaid expenses and other current assets	$815	$1,032
Deposits	13	446
	$828	$1,478

5.             Property and Equipment, net

	(In thousands)
	December 31, 2003	December 31, 2002
Land	$343	$343
Building and leasehold improvements	6,135	5,727
Equipment and furniture	5,170	4,116
Software	—	94
	11,648	10,280
Less: Accumulated depreciation and amortization	(3,983)	(2,511)
	$7,665	$7,769

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $896,000 and $752,000 at December 31, 2003 and 2002, respectively. Related accumulated depreciation amounted to $643,000 and $502,000 at December 31, 2003 and 2002, respectively.

Depreciation charged against income amounted to $1,329,000, $3,267,000 and $2,392,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.            Goodwill and Other Intangible Assets, net

The components of goodwill and other intangible assets are as follows at December 31 (in thousands):

	2003				2002
	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value
Goodwill	$116,499	$(59,781)	$(11,599)	$45,119	$116,457	$(57,406)	$(11,599)	$47,452
Other Intangible Assets	1,696	(611)	(596)	489	1,696	—	(255)	1,441
Total Goodwill and Other Intangible Assets	$118,195	$(60,392)	$(12,195)	$45,608	$118,153	$(57,406)	$(11,854)	$48,893

Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of companies purchased. Other intangibles represent assets recognized separately from goodwill and consist primarily of a customer list, non-compete agreements and a database. Other intangibles are being amortized over lives ranging from two to 20 years.

Amortization expense, including goodwill amortization of $1,161,000 in 2001 associated with the AWG’s equity investment in MAS, amounted to $341,000, $255,000 and $9,790,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

ADS entered into various earnout arrangements with the selling stockholders of Timely Technology. This arrangement provided for additional consideration to be paid in future years if certain earnings levels were met. These amounts were added to goodwill as earned and treated as a contribution to capital. These earnout arrangements totaled $3,600,000 and $5,041,000 for 2002 and 2001, respectively, and were paid through the issuance of 5,502,000 and 8,281,000 shares of ADS common stock in 2002 and 2001, respectively.  No additional consideration was paid in 2003.

7.            Other Assets, net

	(In thousands)
	December 31, 2003	December 31, 2002
Deferred financing costs	$599	$67
Patents and other amortizable assets	349	359
Less: Accumulated amortization	(398)	(264)
	550	162

Deposit	382	—
Other investments	135	202
Other	38	9
	$1,105	$373

Deferred financing costs are amortized over two to three years, the term of financing.  Patents and other amortizable assets are amortized on a straight-line basis over lives ranging from two to 15 years, their estimated useful lives. Amortization of other assets charged against income amounted to $134,000 $36,000 and $149,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.            Notes Payable, Line of Credit and Long-term Debt

Long-term debt consists of the following:

	(In thousands)
	December 31, 2003	December 31, 2002
Mortgage notes payable-Animal Applications and Corporate facilities	$2,376	$2,419
Mortgage notes payable -Medical Systems facilities	910	910
Line of Credit-Wells Fargo	—	709
Convertible Note, net of unamortized discount of $113,000	1,601	—
Minimum Borrowing and Revolving Note, net of unamortized discount of $119,000	2,868	—
Working capital loan	889	—
Capital lease obligations	92	92
	8,736	4,130
Less: Current maturities	(5,918)	(816)
	$2,818	$3,314

Mortgage Notes Payable-Animal Applications and Corporate facilities

Mortgage notes payable is collateralized by land and building. Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note was 8.18% at December 31, 2003.

Mortgage Notes Payable-Medical Systems facilities

Mortgage Notes Payable is collateralized by land and building.  Interest only payments are payable monthly.  Principal amount of $910,000 is due October 1, 2004. The interest rate on the note was 12% at December 31, 2003.

Convertible Note

On July 31, 2003, the Company entered into a Securities Purchase Agreement to sell a two-year Secured Convertible Note in the original principal amount of $2,000,000 and a five-year warrant to purchase up to 125,000 shares of the Company’s common stock.  The Convertible Note is convertible, at the holder’s option, into shares of the Company’s common stock at a per share price of $2.33. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.   The Company allocated $143,000 of the proceeds to the warrant issued.   The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is accounted for as debt discount and is being amortized to interest expense over the life of the Convertible Note

In connection with the Convertible Note, the Company and Laurus entered into a Security Agreement granting to Laurus a lien and security interest in the Company’s assets.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur; furthermore, under a related registration rights agreement, the Company has agreed to register the common stock underlying the Convertible Note.

Line of Credit

 Effective August 28, 2003, the Company terminated its Credit and Security Agreement with Wells Fargo Business Credit.  Under the terms of the Credit and Security Agreement, the Company paid a termination fee of $150,000 to Wells Fargo.  The termination fee is included in selling, general and administrative expense in the 2003 statement of operations.

Revolving Note and Minimum Borrowing Note

On August 28, 2003, the Company entered into a Security Agreement under which the Company may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of the Company’s eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, the Company issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. The Company used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full the Company’s credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%.  The availability under the Revolving Note was $219,000 at December 31, 2003.

Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus’s option, into shares of the Company’s common stock at a per price share of $2.64 (the “Fixed Conversion Price”).  The Fixed Conversion Price is adjusted upward following each conversion of $2,000,000, as defined.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur; furthermore, under a related registration rights agreement, the Company has agreed to register the common stock underlying the Revolving Note and Minimum Borrowing Note.

The Company also issued to Laurus a five-year warrant to purchase up to 115,000 shares of the Company’s stock. The Company allocated $133,000 of the proceeds to the warrant issued.   The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid in capital and is being amortized to interest expense over the life of the Revolving Note and Minimum Borrowing Note.

Working Capital Loan

On March 7, 2003, Signature Industries Ltd., the subsidiary in the United Kingdom, entered into a Loan Agreement with The Royal Bank of Scotland for £500,000 ($889,000) to finance the working capital requirements of a specific contract.  The Loan bears interest at an annual rate of 2.25% above the base rate, as defined in the agreement.  The base rate may vary from time to time.  On January 22, 2004 the agreement was amended to increase the loan amount to £1,000,000.  Repayment of £200,000 is by required May 30, 2004 and each month thereafter until the loan is repaid in full.

Invoice Discounting Agreement

On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,333,500) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement.  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $32,000 are included in interest expense in the 2003 statement of operations. Receivables of $872,000 were financed under the Invoice Discounting Agreement at December 31, 2003.

The scheduled maturities of long-term debt, including capitalized leases, at December 31, 2003 are as follows:

Year	Amount (In thousands)
2004	$6,037
2005	646
2006	58
2007	59
2008	63
Thereafter	2,105
$8,968

Interest expense on the above debts amounted to $654,000, $303,000 and $528,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.            Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Accounts Receivable

The carrying amount approximates fair value because of the short maturity of those instruments.

Other Investments

Investments in privately-held equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the financial performance of the privately held companies and if a determination is made that a decline in fair value is other than temporary, the investments are written down to their fair value.

Notes Payable (line of credit)

The carrying amount approximates fair value because of the short-term nature of the line of credit and the current rates approximate market rates.

Long-Term Debt (mortgages)

The carrying amount approximates fair value because the interest rate approximates the current rate at which the Company could borrow funds on similar debt.

10.          Income Taxes

The provision for income taxes consists of:

	(In thousands)
	December 31, 2003	December 31, 2002	December 31, 2001
Current:
United States at statutory rates	$—	$—	$41
International	—	—	—
Current income tax provision (credit)	—	—	41
Deferred:
United States	—	—	—
International	—	—	—
Deferred income taxes provision (credit)	—	—	—
	$—	$—	$41

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	(In thousands)
	December 31, 2003	December 31, 2002
Deferred Tax Assets:
Liabilities and reserves	$3,114	$3,079
Compensation not currently deductible	5,641	7,155
Software impairment	—	2,560
Net operating loss carryforwards	13,442	6,687
Gross deferred tax assets	22,197	19,481
Valuation allowance	(22,197)	(19,481)
Net Deferred Tax Assets	$—	$—

Domestic and foreign loss from continuing operations before provision for income taxes, minority interest share of losses and equity in net loss of affiliate consists of:

	(In thousands)
	December 31, 2003	December 31, 2002
Domestic	$(7,518)	$(91,522)
Foreign	(2,238)	(642)
	$(9,756)	$(92,164)

At December 31, 2003, the Company had aggregate net operating loss carryforwards of approximately $34.0 million for income tax purposes which expire in various amounts through 2023. Approximately $11.1 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. A full valuation allowance for the net deferred tax asset at December 31, 2003 has been recorded.  The valuation allowance increased by $2.7 million during the year ended December 31, 2003.  In addition, given the ownership structure of the Company subsequent to the merger on March 27, 2002, the Company will not be included in ADS’s consolidated tax return which could further limit the utilization of the net operating loss carryforwards. The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Statutory rate	(35)%	(35)%	(34)%
Non-deductible goodwill amortization	—	—	18
State income taxes, net of federal benefits	(5)	(5)	1
Goodwill impairment and other permanent differences	14	22	—
International tax rates different from the statutory US federal rate	—	—	3
Change in deferred tax asset valuation allowance	26	18	11
Other	—	—	1
	0%	0%	0%

11.          Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $656,000, $667,000 and $696,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2003 are (in thousands):

Year	Minimal Rental Payments	Employment Contracts
2004	$530	$865
2005	528	484
2006	318	367
2007	458	—
2008	436	—
Thereafter	8,944	—
	$11,214	$1,716

12.          Profit Sharing Plan

ADS has a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. ADS has made no matching contributions to the 401(k) Plan.  The Company’s employees are eligible to participate in this plan.

In 1994, MAS adopted a Retirement Savings Plan (MAS Plan) in accordance with Section 401(k) of the Internal Revenue Code. The MAS Plan is available to all eligible employees of the Company’s Medical Systems segment. The Company provides for discretionary matching contributions to the MAS Plan equal to a percentage of the participant’s contributions.  The Company made no matching contributions to the MAS Plan during 2003 or 2002.

Signature Industries has certain defined contribution pension plans. The Company’s expense relating to the plans approximated $119,000, $124,000 and $175,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

13.          Stock Options and Warrants

Stock Options

During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the “Stock Option Plan”). In connection with the merger with MAS, the Company assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”). As amended, the DAC Stock Option Plan provides 11,195,000 shares of common stock for which options may be granted. As of December 31, 2003, options to purchase 6,374,000 shares were outstanding and 862,000 shares were available for the grant of options under the DAC Stock Option Plan. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Under MAS’s nonqualified stock option plan (the “MAS Stock Option Plan”), options may be granted at or below the fair market value of the stock and have five and 10 year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2003, options to purchase 983,000 shares were outstanding and 295,000 shares were available for the grant of options under the plan. The MAS Stock Option Plan provides for 1,650,000 shares of common stock for which options may be granted.

A summary of stock option activity for the aforementioned plans for 2003, 2002 and 2001 is as follows (in thousands, except exercise price data):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	7,816	$2.56	5,148	$0.44	4,340	$0.38
Granted	1,825	2.63	3,910	3.39	1,050	0.67
Assumed in MAS Acquisition	—	—	1,211	4.23	—	—
Exercised	(1,672)	0.67	(2,452)	0.25	—	—
Forfeited	(612)	3.44	(1)	10.00	(242)	(0.49)
Outstanding on December 31	7,357	2.98	7,816	2.56	5,148	0.44
Exercisable on December 31	5,333	3.07	3,893	1.70	4,270	0.39
Shares available for grant on December 31	1,157	—	2,370	—	8	—

The following table summarizes information about the Company’s stock options, for the aforementioned plans, at December 31, 2003 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

				Shares	Weighted Average Exercise Price
$ 0.01 to $2.00	1,945	8.04	$1.10	1,096	$0.49
$ 2.01 to $4.00	4,720	8.76	2.70	3,546	3.42
$ 4.01 to $6.00	550	7.17	4.15	550	4.15
$ 8.01 to $10.00	142	6.38	10.00	141	10.00
	7,357		$2.98	5,333	$3.07

In 2003, the Company granted stock options which were outside of its stock option plans.  On September 5, 2003 the Company granted its former Chief Executive Officer a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $1.97 per share.  The option was vested and exercisable on the grant date.  On December 31, 2003, options to purchase 350,000 shares were outstanding.  On November 3, 2003, the Company granted its Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $2.40 per share.  The option was exercisable one year from the date of grant, but only if the CEO was then an employee or director of the Company.  On December 31, 2003, 1,000,000 shares were outstanding.  In January 2004, this individual was terminated and the option was forfeited.

ADS has a non-qualified option plan. Under the ADS plan, options for 10 million common shares were authorized for issuance to certain officers and employees of ADS, which include certain officers and employees of the Company. There were no options granted to the Company’s officers and employees under the ADS plan in 2003. Under the ADS plan, 300,000 and 373,000 options were granted to officers and employees of the Company during 2002 and 2001, respectively.  The options may not be exercised until one to three years after the grant date and are exercisable for a period of five years.

A summary of stock option activity in 2003, 2002 and 2001 for the ADS plan as it relates to certain of the Company’s officers and employees is as follows (in thousands, except exercise price data)

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	840	$1.97	759	$2.13	389	$3.52
Granted	—	—	300	0.32	373	0.67
Exercised	(125)	0.15	(212)	0.25	—	—
Forfeited	—	—	(7)	1.09	(3)	1.09
Outstanding on December 31	715	1.21	840	1.05	759	1.11
Exercisable on December 31	678	$1.16	447	$1.35	323	$1.43

The following table summarizes information about stock options under the ADS plan as it relates to the Company’s officers and employees at December 31, 2003 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

				Shares	Weighted Average Exercise Price
$ 0.01 to $3.00	532	3.71	$0.40	510	$0.37
$ 3.01 to $6.00	173	2.71	3.32	158	3.30
$ 6.01 to $8.00	10	3.11	7.50	10	7.50
	715		$1.21	678	$1.16

Qualified Employee Stock Purchase Plan

During 1999, ADS adopted a non-compensatory, qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date.  Under the Stock Purchase Plan, options for 9.0 million common shares of ADS were authorized for issuance to substantially all full-time employees of ADS, which includes employees of the Company.  Approximately 167,000 options to purchase shares have been issued to employees of the Company and exercised through December 31, 2003.  Each participant’s options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors of ADS.

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

ADS had a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit LLC (IBM Credit).   Under the IBM Credit Agreement in effect through March 27, 2002, IBM Credit maintained liens and security interests in the outstanding capital stock of the three AWG subsidiaries and on their assets to collateralize ADS’s obligations to IBM Credit under the IBM Credit Agreement.

ADS was not in compliance with certain financial covenants of the IBM Credit Agreement as of December 31, 2000.  The IBM Credit Agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002.  In connection with the amendment on March 30, 2001, IBM Credit was granted warrants to acquire 1.16 million shares of Digital Angel ‘s common stock exercisable at $1.07 and expiring on April 10, 2007.

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

On July 31, 2003, in connection with the $2,000,000 secured convertible note the Company issued, we issued a warrant to purchase 125,000 of our common stock. The warrant issued to Laurus is exercisable through July 31, 2008 and permits Laurus Master Fund to purchase 75,000 shares of our common stock at $2.68 per share, 35,000 shares at $2.91 per share and 15,000 shares at $3.38 per share. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $143,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years.  The value of the warrant is being amortized to interest expense over the term of the secured convertible note.

On August 14, 2003, in connection with the Stock Purchase Agreement with ADS, pursuant to which Applied Digital Solutions agreed to purchase 3,000,000 shares of our common stock, the Company issued a warrant to purchase 1,000,000 shares of our common stock to ADS. The warrant issued to ADS is exercisable for five years, beginning February 1, 2004 and entitles ADS to purchase 1,000,000 shares of our common stock at a price per share of $3.74 payable in cash or shares of common stock of ADS.

On August 14, 2003, the Company issued warrants to purchase 500,001 shares of our common stock to certain holders of Applied Digital Solutions Convertible Exchangeable Debentures. These warrants were issued to procure the consent of the holders of Convertible Exchangeable Debentures to the issuance of the ADS common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement. At the time the Stock Purchase Agreement was executed, the terms of the Convertible Exchangeable Debentures prohibited ADS from, among other things, issuing or selling shares of its common stock. Therefore, to avoid breaching the terms of its Convertible Exchangeable Debentures, ADS was required to obtain the consent of the holders of Convertible Exchangeable Debentures to the issuance of ADS’s common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement.  The warrants issued to the holders of Convertible Exchangeable Debentures are exercisable for five years beginning February 1, 2004 and entitle the holder to purchase that number of shares of common stock of Digital Angel Corporation designated in the warrant at a price of $2.64 per share. The warrant was valued at $0.8 million using the Black-Scholes option pricing model and recorded as a charge to interest expense in ADS’ results of operations.

On August 28, 2003, in connection with the $3.5 million secured revolving convertible note and the $1.5 million secured minimum borrowing convertible note issued the Company issued a warrant to purchase 115,000 shares of our common stock.  The warrant is exercisable for five years and entitles Laurus to purchase 70,000 shares of our common stock at $2.55, 35,000 shares at $2.75 per share and 10,000 shares at $2.95 per share.  The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $133,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years.  The value of the warrant is accounted for as debt discount and is being amortized to interest expense over the life of the secured convertible note.

14.          Non-Cash Compensation Expense

Non-cash compensation expense of $0.03 million and $18.8  million has been included in selling, general and administrative expenses for 2003 and 2002, respectively.  The 2003 expense resulted primarily from re-pricing in September 2001 certain ADS stock options. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options were being accounted for as variable options under APB Opinion No. 25, and fluctuations in the common stock price resulted in increases and decreases of non-cash compensation expense until the options were exercised in April 2003.  The 2002 expense associated with these re-priced options was $0.05 million.

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

15.          Legal Proceedings

Wurts Litigation

In February 2003, an action was filed in the Middlesex County Superior Court in the Commonwealth of Massachusetts.  The Company’s subsidiary, OuterLink Corporation, as well as a significant stockholder of OuterLink and a principal of the significant stockholder are named as defendants.  Such principal was a director of OuterLink.  The complaint alleged breach of an August 25, 1999 employment contract.  The plaintiff was President and CEO of OuterLink Corporation from July 1999 through August 2002.  The Complaint seeks damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination.  At the time of termination, the complaint alleges that the plaintiff’s salary was $250,000 per year.  The defendants answered denying all liability and counterclaimed.  Discovery will be completed in this matter shortly and the Defendants intend to vigorously defend this matter and pursue their counterclaims.  The ultimate outcome of this proceeding cannot be predicted at this time and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

E-Research Litigation

In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding against U.S. Bank National Association, subsequently intervened by the Company in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey.  This suit was commenced to pursue alleged damages of approximately $350,000 due to the Company’s and US Bank’s alleged failure to register transfers of restricted Digital Angel shares sold by ERT in May 2002.  The Company has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation.  The Company has asserted a counterclaim against ERT based on ERT’s breach of a license agreement and services agreements between the parties that resulted in the original issuance of 550,000 restricted Digital Angel common shares to ERT.  The damages to the Company exceed $4 million and this amount does not include the share of profits which the Company  seeks to recover had its relationship with the ERT venture not been breached by ERT.  Furthermore, the alleged damages sought by the Plaintiff in this matter do not take into account plaintiff’s duty to mitigate damages which if discharged would have resulted in a profit to ERT.  The ultimate outcome of this proceeding cannot be predicted at this time and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

Electronic Identification Devices Litigation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against the Company in the United States District Court for the Western District of Texas.  This action seeks a declaration of patent non-infringement relating to the Company’s patented syringe implantable identification transponder.  The lawsuit alleges that EID has developed a new transponder that it believes does not infringe on the Company’s patent.  The lawsuit acknowledges that the Company obtained a Judgment of infringement and two contempt orders against EID based on selling certain systems that infringed the Company’s patent in 1997, 1998 and 1999.  The Company has not yet answered the Complaint and given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.  The Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

16.          Supplemental Cash Flow Information

	2003	2002	2001
Income taxes paid	$—	$—	$28
Interest paid	747	301	529
Non-cash investing and financing activities:
Assets acquired for ADS common stock	—	—	17,823
Assets acquired for long-term debt and capital leases	131	—	—
Shares to be issued in settlement of liability	—	225	—

ADS entered into various earnout arrangements with the selling stockholders of Timely Technology. During 2002 and 2001, the stockholders of Timely Technology earned $3,600,000 and $5,041,000, respectively, based on their earnout arrangements, which was paid through the issuance of shares of ADS’s common stock. During 2001, ADS issued 11.8 million shares of ADS common stock in consideration for an exclusive perpetual license to a digital encryption and distribution software system and contributed the license to AWG as a capital contribution.

17.          Segment Information

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

	For the Year Ended December 31, 2003 (In thousands)
	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Consolidated

Product revenue	$22,389	$122	$10,362	$875	$—	$33,748
Service revenue	1,559	—	—	1,405	—	2,964
Segment revenue	$23,948	$122	$10,362	$2,280	$—	$36,712

Depreciation and amortization	$654	$198	$382	$491	$—	$1,725
Interest income	—	—	(15)	—	—	(15)
Interest expense	712	4	56	149	—	921
Loss before provision for income taxes, minority interest share of losses and equity in net loss of affiliate	(898)	(3,138)	(2,238)	(3,482)	—	(9,756)
Goodwill, net	43,971	—	1,148	—	—	45,119
Segment assets	58,858	326	5,798	2,325	—	67,307
Expenditures for property and equipment, net	555	7	595	8	—	1,165

	For the Year Ended December 31, 2002 (In thousands)
	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated		Consolidated

Product revenue	$20,379	$—	$10,022	$545	$—		$30,946
Service revenue	612	1,503	—	1,182	—		3,297
Segment revenue	$20,991	$1,503	$10,022	$1,727	$—		$34,243

Depreciation and amortization	$617	$2,157	$455	$409	$—		$3,638
Interest income	—	—	(1)	(1)	—		(2)
Interest expense	228	4	24	47	1,806		2,109
Loss before provision for income taxes, minority interest share of losses and equity in net loss of affiliate	(436)	(44,078)	(642)	(26,521)	(20,487	)(A)	(92,164)
Goodwill, net	43,971	—	1,113	2,368	—		47,452
Segment assets	56,470	700	5,491	5,137	—		67,798
Expenditures for property and equipment, net	1,056	128	253	2	—		1,439

(A)  Consists of $18,681 non-cash compensation expense associated with stock options outstanding at the date of merger and $1,806 interest expense associated with ADS obligations to IBM Credit.

	For the Year Ended December 31, 2001 (In thousands)
	Animal Applications	Wireless and Monitoring	GPS and Radio Communications	Medical Systems	Corporate / Unallocated	Combined

Product revenue	$22,074	$2	$11,144	$—	$—	$33,220
Service revenue	173	2,518	—	—	—	2,691
Segment revenue	$22,247	$2,520	$11,144	$—	$—	$35,911

Depreciation and amortization	$9,385	$2,335	$611	$—	$—	$12,331
Interest income	(4)	(13)	—	—	—	(17)
Interest expense	1,777	217	125	—	—	2,119
Loss before provision for income taxes, minority interest share of losses and equity in net loss of affiliate	(9,806)	(6,005)	(1,447)	—	—	(17,258)
Goodwill, net	43,971	27,826	1,079	—	—	72,876
Segment assets	86,918	14,678	5,783	—	—	107,379
Expenditures for property and equipment, net	947	188	175	—	—	1,310

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, 2003, 2002 and 2001 was as follows:

(In thousands)	United States	United Kingdom/Spain	Consolidated / Combined
2003
Net revenue	$26,350	$10,362	$36,712
Long-lived assets excluding goodwill and other intangible assets, net	6,287	1,378	7,665

2002
Net revenue	$24,221	$10,022	$34,243
Long-lived assets excluding goodwill and other intangible assets, net	6,697	1,072	7,769

2001
Net revenue	$24,767	$11,144	$35,911
Long-lived assets excluding goodwill and other intangible assets, net	13,276	1,200	14,476

Sales to one customer accounted for 11.8% of net sales in 2003 and 10.4 % of net sales in 2001. There were no sales over 10% of net sales to any customer in 2002. The Company’s transponders are supplied by one supplier located in Spain.

18.          Related Party Activity

Prior to the merger, ADS provided certain general and administrative services to the Company, including finance, legal, benefits and other services. The costs of these services are included in the Company’s results of operations as management fees and are based on utilization, which management believed to be reasonable. Costs of these services were $ 0.2 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively. ADS also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution. In 2001, ADS charged the Company $1.6 million as interest on the debt allocated to AWG. In addition, accrued expenses of $0.3 million were relieved and contributed to capital by ADS.  In 2003, ADS charged the Company for research expenses and directors and officers insurance aggregating $172,000. Amounts due to ADS were offset by receivables due from ADS resulting from the Distribution and Licensing Agreement with Verichip Corporation, a wholly-owned subsidiary of ADS.  At December 31, 2003 these transactions resulted in an amount due to ADS of $0.3 million.

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

The Company has executed an exclusive eleven-year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the Verichip Registry by the Company. The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets. The Company will be the sole manufacturer and supplier to Verichip. Revenue recognized under the Distribution and Licensing Agreement was $495,000 for 2003 and $69,000 for 2002.

19.          Investment in Affiliates

The change in the Company’s investment in affiliates is as follows (in thousands):

Balance December 31, 2001	$6,779
Equity in net loss of affiliate	(291)
MAS common shares transferred to ADS	(6,488)
Balance December 31, 2002	$—

20. Summarized Quarterly Data (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2003
Total revenue	$11,398	$8,360	$8,345	$8,609		$36,712
Gross profit	5,364	3,042	3,519	3,520		15,445
Net income (loss)	110	(2,377)	(2,640)	(4,551	)(a)	(9,458)
Loss per share-basic and diluted	—	(0.09)	(0.10)	(0.17)		(0.35)
2002
Total revenue	$7,926	$9,242	$9,606	$7,469		$34,243
Gross profit	3,375	4,160	4,662	1,537		13,734
Net loss	(22,511)	(1,498)	(945)	(67,405	)(a)	(92,359)
Loss per share-basic and diluted	(1.18)	(0.06)	(0.04)	(2.55)		(3.76)

(a)                                 The fourth quarter 2003 results include goodwill impairment in the amount of $2,375 and an intangible asset impairment amount of $611.

(b)                              The fourth quarter 2002 results include goodwill impairment in the amount of $57,406 and asset impairment in the amount of $6,412.

21.   Subsequent Events

Acquisition

On January 22, 2004, Digital Angel Corporation completed the acquisition of OuterLink Corporation pursuant to an Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition and OuterLink Corporation.  Pursuant to the terms of the agreement, OuterLink Corporation became a wholly-owned subsidiary of Digital Angel Corporation.

Under the terms of the agreement, Digital Angel Corporation issued 100,000 shares of its Series A preferred stock.  Approximately 20% of the shares are being held in escrow as security for indemnified claims.  The Series A preferred stock is convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.  The preferred stockholders have the right to designate a Director to Digital Angel Corporation’s Board of Directors prior to July 22, 2004.

OuterLink Corporation provides real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles, such as utility trucks, helicopters, fixed-wing aircraft, long- and short-haul trucks, service vehicles and ships. OuterLink Corporation’s customer base includes various branches of the U.S. Department of Homeland Security, including the U.S. Border Patrol and the U.S. Customs Service.

OuterLink Corporation leases 10,471 square feet in an office building in Concord, Massachusetts.  The lease expires August 31, 2004 with no renewal options. Rent is $18,000 a month.

Stock Issuance to ADS

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to ADS pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS dated August 14, 2003.   The Stock Purchase Agreement provided for ADS to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of ADS.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was payable in ADS common stock having an aggregate value of $7.92 million.  The number of shares of ADS common stock  received by Digital Angel Corporation as payment of the purchase price was 19,800,000 shares of ADS’s common stock, exclusive of the proceeds which may be received when the warrant is exercised. The Company expects to generate approximately $6 to $7 million of cash by selling the 19,800,000 shares of stock received by ADS.  The Company expects to generate sufficient additional funds from the sale of these shares and take any other actions which the Company believes will be necessary to sustain its operations for the next twelve months.

Digital Angel Corporation and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Years Ended December 31,
	2003	2002	2001
Balance, at beginning of year	$296	$296	$202
Amount acquired through acquisition	—	105	—
Additions charged to income	74	15	94
Write-offs	(158)	(120)	—
Balance, at end of year	$212	$296	$296

Allowance for Excess and Obsolete Inventory (in thousands):

	Years Ended December 31,
	2003	2002	2001
Balance, at beginning of year	$1,382	$1,442	$1,179
Additions charged to income	597	353	293
Write-offs	(158)	(413)	(30)
Balance, at end of year	$1,821	$1,382	$1,442

Valuation Allowance on Deferred Tax Assets (in thousands):

	Years Ended December 31,
	2003	2002	2001
Balance, at beginning of year	$19,481	$4,322	$2,136
Additions charged to income	2,716	15,159	2,186
Balance, at end of year	$22,197	$19,481	$4,322