Form 10-Q
period 2004-03-31
DIGITAL ANGEL CORP
filed 2004-05-03
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

or

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

Yes     ☐    No     ☒

As of the close of business on April 29, 2004, there were 32,560,511 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
6.	Exhibits and Reports on Form 8-K

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash	$1,690	$894
Restricted cash	785	765
Accounts receivable (net of allowance for doubtful accounts of $216 in 2004 and $212 in 2003)	6,264	3,853
Inventories	5,989	6,589
Deferred costs	72	—
Applied Digital Solutions, Inc. common stock (Note 7)	3,913	—
Other current assets	1,056	828
Total Current Assets	19,769	12,929

Property and Equipment, net	7,544	7,665

Goodwill and Other Intangible Assets, net	53,865	45,608

Other Assets, net	1,204	1,105
	$82,382	$67,307
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$7,158	$5,918
Accounts payable	4,583	5,297
Accrued expenses and other current liabilities	4,293	3,232
Deferred revenue	1,367	1,212
Due to Applied Digital Solutions, Inc.	115	347
Total Current Liabilities	17,516	16,006

Long-Term Debt And Notes Payable	2,543	2,818

Deferred Revenue	347	—

Total Liabilities	20,406	18,824

Commitments And Contingencies

Minority Interest	6	—

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, 100 shares issued and outstanding in 2004 and 0 issued and outstanding in 2003	175	—
Common stock: Authorized 95,000 shares, of $.005 par value; 32,626 shares issued and 32,576 shares outstanding in 2004 and 28,891 shares issued and 28,841 outstanding in 2003	163	144
Additional paid-in capital	188,925	171,909
Accumulated deficit	(127,261)	(123,517)
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive income (loss)	11	(10)
Total Stockholders’ Equity	61,970	48,483
	$82,382	$67,307

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

Product revenue	$10,676	$10,865
Service revenue	450	533
Total net revenue	11,126	11,398

Cost of products sold	6,195	5,639
Cost of services sold	348	395
	6,543	6,034
Gross profit	4,583	5,364

Selling, general and administrative expenses	4,824	4,280
Research and development expenses	669	911
Operating (loss) income	(910)	173

Interest income	8	—
Interest expense	(293)	(138)
Realized and unrealized losses on Applied Digital Solutions, Inc. common stock	(2,586)	—
Other income	43	42

(Loss) income before taxes and minority interest share of (income) losses	(3,738)	77

Provision for income taxes	—	—

(Loss) income before minority interest share of (income) losses	(3,738)	77

Minority interest share of (income) losses	(6)	33

Net (loss) income	$(3,744)	$110

Net (loss) income per common share - basic	$(0.12)	$—
Net (loss) income per common share - diluted	(0.12)	—

Weighted average number of common shares outstanding - basic	30,468	26,663
Weighted average number of common shares outstanding diluted	30,468	30,638

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2004

(In Thousands)

(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount

Balance - December 31, 2003	—	$—	28,891	$144	$171,909	$(123,517)	$(43)	$(10)	$48,483
Net loss			—	—	—	(3,744)	—	—	(3,744)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	—	21	21
Total comprehensive income (loss)	—	—	—	—	—	(3,744)	—	21	(3,723)
Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	8,300
Issuance of common stock to Applied Digital Solutions, Inc.	—	—	3,000	15	7,905	—	—	—	7,920
Exercise of stock options	—	—	735	4	986	—	—	—	990

Balance – March 31, 2004	100	$175	32,626	$163	$188,925	$(127,261)	$(43)	$11	$61,970

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities
Net (loss) income	$(3,744)	$110

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity-based compensation	—	86
Amortization of debt discount and deferred financing charges	96	—
Depreciation and amortization	573	434
Minority interest	6	(33)
Loss on ADS common stock	2,586	—
Loss on disposal of equipment	—	8
Change in assets and liabilities:
Increase in restricted cash	(20)	—
Increase in accounts receivable	(1,928)	(3,607)
Decrease (increase) in inventories	935	(974)
Increase in deferred costs	(72)	—
(Increase) decrease in other current assets	(122)	375
Decrease in due to ADS	(232)	(139)
(Decrease) increase in accounts payable, accrued expenses and deferred revenue	(352)	651
Net Cash Used In Operating Activities	(2,274)	(3,089)

Cash Flows From Investing Activities
Proceeds from sale of ADS common sotck	1,421	—
Decrease in other assets	(126)	9
Payments for property and equipment	(100)	(250)
Cash acquired through acquisition, net of acquisition costs	85	—
Net Cash Provided by (Used In) Investing Activities	1,280	(241)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	8,640	8,677
Amounts paid on line of credit	(7,826)	(5,677)
Net amounts borrowed on notes payable	367	—
Payments on long-term debt	(323)	(20)
Exercise of stock options	990	175
Net Cash Provided By Financing Activities	1,848	3,155

Effect of Exchange Rate Changes on Cash	(58)	(39)

Net Increase (Decrease) In Cash	796	(214)

Cash - Beginning Of Period	894	214

Cash - End Of Period	$1,690	$—

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

The accompanying unaudited condensed consolidated financial statements of Digital Angel Corporation and subsidiaries as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2003 which are included in the Company’s Annual Report on Form 10-K.

The Company develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segements: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments: Animal Applications, GPS and Radio Communications and  Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment, which is now managed as a single business unit.

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

GPS and Radio Communications-consists of the design, manufacture and support of  GPS enabled equipment. Applications for the segment’s products include location tracking and message monitoring of vehicles and aircraft in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. This segment  is also developing technology, which it refers to as its “Digital Angel™ technology.” The Digital Angel™ technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems).

Medical Systems— consists of a staff of logistics specialists and physicians that provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies. See Note 14 for the subsequent sale of the assets of the Medical Systems segment.

2.                                      Principles of Consolidation

The March 31, 2004 and 2003 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (OuterLink Corporation from the date of acquisition on January 22, 2004).  All significant intercompany accounts and transactions have been eliminated in consolidation.

3.                                      Revenue Recognition

The Company, except for its subsidiary OuterLink Corporation,  recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products.  For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation medical and communication costs. Other revenue is recognized at the time service or goods are provided.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services, which generally provide for service on a month-to month basis and from the rental or sale of related products to customers (communication terminals and software).  OuterLink Corporation’s messaging service is only available through use of its products, such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratable over the estimated customer service period, currently 30 months.  Product rental revenue is recognized over the rental period.

4.                                      Stock-Based Compensation

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

	Three Months Ended March 31,
	2004	2003
Reported net (loss) income	$(3,744)	$110
Stock-based employee compensation expense in reported net income (loss), net of related tax effects	—	86
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,501)	(702)
Pro forma net loss	$(5,245)	$(506)

(Loss) income per share (basic and diluted)
As reported	$(0.12)	$—
Pro forma	$(0.17)	$(0.02)

6.                                      Inventory (in thousands)

	March 31, 2004	December 31, 2003
Raw materials	$2,314	$1,976
Work in process	139	94
Finished goods	5,546	6,340
	7,999	8,410
Allowance for excess and obsolescence	(2,010)	(1,821)
Net inventory	$5,989	$6,589

7.                                      Stock Exchange with Applied Digital Solutions, Inc.

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to ADS pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS dated August 14, 2003.   The Stock Purchase Agreement provided for ADS to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of ADS.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was payable in 1,980,000 shares of ADS common stock.  The Company expects to sell the stock of ADS to generate additional funds which the Company believes will be necessary to sustain its operations for the next twelve months. As of March 31, 2004, the Company has sold 530,000 shares of ADS common stock.  The Company has accounted for the ADS stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.   In the quarter ended March 31, 2004 the Company recorded realized losses of $702,000 on the 530,000 shares of ADS common stock sold and an unrealized loss of $1,884,000 on the remaining 1,450,000 shares held by the Company.  Fair value of the ADS common stock is determined by quoted values reported on NASDAQ.  Realized and unrealized losses on the ADS common stock are included as Other Expenses in the Company’s statement of operations for the three months ended March 31, 2004.

8.                                      Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$(3,744)	$110
Denominator:
Denominator for basic income (loss) per share-
Weighted-average shares	30,468	26,663
Basic income (loss) per share	$(0.12)	$—
Denominator for diluted income (loss) per share-
Weighted-average shares	30,468	26,663
Potentially dilutive securities, calculated on the treasury method (1)	—	3,975
Denominator for diluted income (loss) per share	30,468	30,638
Diluted income (loss) per share	$(0.12)	$—

(1)     Potentially dilutive securities are excluded from the computation of diluted loss per share for the three months ended March 31, 2004 because to include them would have been anti-dilutive.

9.                                      Segment Information

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segements: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments: Animal Applications, GPS and Radio Communications and  Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment, which is now managed as a single business unit.  Prior period segment information has been restated to reflect the Company’s current segment structure.   See Note 14 for the subsequent sale of the assets of the Medical Systems segment.

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data as of and for the three months ended March 31, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Medical Systems	Consolidated

Net revenue from external customers:

Product	$7,009	$3,502	$165	$10,676
Service	63	197	190	450
Total revenue	$7,072	$3,699	$355	$11,126

(Loss) before income taxes and minority interest share of (income) losses	$(2,643)	$(717)	$(378)	$(3,738)

Total assets	$65,320	$16,498	$564	$82,382

Following is the selected segment data as of and for the three months ended March 31, 2003 (in thousands):

	Animal Applications	GPS and Radio Communications	Medical Systems	Consolidated

Net revenue from external customers:

Product	$7,801	$2,699	$365	$10,865
Service	—	154	379	533
Total revenue	$7,801	$2,853	$744	$11,398

Income (loss) before income taxes and minority interest share of losses	$1,459	$(1,257)	$(125)	$77

Total assets	$60,178	$6,462	$4,885	$71,525

10.                               Acquisition

The following describes the acquisition by the Company (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Series A Preferred Stock	Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
OuterLink Corporation	1/22/04	$8,400	$8,300	100	$8,393	$7	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

On January 22, 2004, the Company acquired OuterLink Corporation.  OuterLink Corporation became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation has been recorded as goodwill.  Identifiable intangible assets have been recorded based upon preliminary estimates as of the date of the acquisition.  Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million  and acquisition costs of $0.1 million.  The Series A preferred stock is convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.  The valuation of the stock is primarily based on historical trading history and stock prices of the Company’s common stock and a marketability discount of 30%.  The cost of the acquisition consists of legal and accounting related services that were direct costs of acquiring these assets.

In considering the benefits the OuterLink Corporation acquisition, the management of Digital Angel Corporation recognized the strategic complement of OuterLink Corporation’s technologies and customer base with Digital Angel Corporation’s existing animal applications and military GPS business lines.  This complement provides for a strong platform for further development of Digital Angel Corporation’s capabilities in the area of high-value asset identification, tracking and condition monitoring.

The results of OuterLink Corporation have been included in the consolidated financial statements since the date of acquisition of January 22, 2004.  Unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004 and 2003, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	For the quarter ended March 31,
(In thousands)	2004	2003
Net revenue	$11,213	$11,663
Net loss	$(4,447)	$(1,078)
Net loss per common share - basic and diluted	$(0.15)	$(0.04)

11.                               Contingencies

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

E-Research Litigation

In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding against U.S. Bank National Association, subsequently intervened in by the Company in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey.  This suit was commenced to pursue alleged damages of approximately $350,000 due to the Company’s and US Bank’s alleged failure to register transfers of restricted Digital Angel shares sold by ERT in May 2002.  The Company has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation.  The Company has asserted a counterclaim against ERT based on ERT’s breach of a license agreement and services agreements between the parties that resulted in the original issuance of 550,000 restricted Digital Angel common shares to ERT.  The damages to the Company exceed $4 million and this amount does not include the share of profits which the Company  seeks to recover had its relationship with the ERT venture not been breached by ERT.  Furthermore, the alleged damages sought by the Plaintiff in this matter do not take into account plaintiff’s duty to mitigate damages which if discharged would have resulted in a profit to ERT.  The ultimate outcome of this proceeding cannot be predicted at this time and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

Electronic Identification Devices Litigation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against the Company in the United States District Court for the Western District of Texas.  This action seeks a declaration of patent non-infringement relating to the Company’s patented syringe implantable identification transponder.  The lawsuit alleges that EID has developed a new transponder that it believes does not infringe on the Company’s patent.  The lawsuit acknowledges that the Company obtained a Judgment of infringement and two contempt orders against EID based on selling certain systems that infringed the Company’s patent in 1997, 1998 and 1999.  On March 10, 2004 the Company filed a motion seeking the dismissal of the Declaratory Judgment Complaint or, in the alternative, that the action be transferred to Minnesota.  The Court has not yet ruled on the Company’s motion. Given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.  The Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

12.                               Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2004	2003
Interest paid	$132	$128
Taxes paid	9	—
Non-cash activity:
Issuance of preferred stock for business acquisition	$8,300	—
Issuance of common stock for ADS common stock	7,920	—

13.                               Related Party Activity

In 2003, ADS charged the Company for research expenses and directors and officers insurance.  Amounts due to ADS were offset by receivables due from ADS resulting from the Distribution and Licensing Agreement with Verichip Corporation, a wholly-owned subsidiary of ADS.  At March 31, 2004, these transactions resulted in a net amount due to ADS of $0.1 million.

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of ADS, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $49,000 and $108,000 for the three months ended March 31, 2004 and 2003, respectively.

See Note 7 for a description of the stock exchange transaction with Applied Digital Solutions, Inc.

14.                               Subsequent Event

On April 19, 2004, the Company sold certain assets of its Medical Systems segment’s medical services business pursuant to an Asset Purchase Agreement dated April 8, 2004 by and between Digital Angel Corporation and MedAire, Inc.  Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists.

Under the terms of the agreement, the purchase price, in addition to MedAire, Inc.’s assumption of certain liabilities was $420,000 plus any prepaid deposits and the cost of the pharmaceutical inventory and supplies reduced by any pre-billing to or pro-rata prepayment by the Company’s customers.

In connection with exiting this activity, the Company recognized obligations and expects to record a  loss of approximately $300,000.  Further, the Company also expects to sell the segment’s land and buildings in a separate transaction and expects the sale proceeds to be above its carrying cost.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its four subsidiaries - Digital Angel Technology Corporation (“DATC”), Timely Technology Corp., Signature Industries Limited, and OuterLink Corporation.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three months ended March 31, 2004 and 2003 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended March 31,
	2004%	2003%
Product revenue	96.0	95.3
Service revenue	4.0	4.7
Total net revenue	100.0	100.0
Cost of products sold	55.7	49.5
Cost of services sold	3.1	3.5
Total cost of products and services sold	58.8	53.0
Gross profit	41.2	47.0
Selling, general and administrative expenses	43.4	37.5
Research and development expenses	6.0	8.0
Operating (loss) income	(8.2)	1.5
Interest income	0.1	0.0
Interest expense	(2.6)	(1.2)
Realized and unrealized losses on ADS common stock	(23.3)	—
Other income	0.4	0.4
(Loss) income before provision for income taxes and minority interest share of (income)losses	(33.6)	0.7
Provision for income taxes	0.0	0.0
(Loss) income before minority interest share of losses (income)	(33.6)	0.7
Minority interest share of (income) losses	(0.1)	0.3
Net (loss) income	(33.7)	1.0

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenue

Revenue from operations for the three months ended March 31, 2004 decreased $0.3  million, or 2.4%, to $11.1 million when compared to $11.4 million in revenue for the three months ended March 31, 2003.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Animal Applications	$7,072	$7,801
GPS and Radio Communications	3,699	2,853
Medical Services	355	744
Total	$11,126	$11,398

The Animal Applications segment’s revenue decreased $0.7 million, or 9.3%, in the three months ended March 31, 2004 compared to the three month period ended March 31, 2003. The majority of the decrease was due to lower sales to fishery industry customers.  Shipments to fishery industry customers were lower in the first quarter of 2004 when compared to sales in the first quarter of 2003.

The GPS and Radio Communications segment’s revenue increased $0.8 million, or 29.7% to $3.7 million in the three months ended March 31, 2004 from $2.9 million in the three months ended March 31, 2003.  We attribute the increase primarily to increased sales in the Clifford and Snell division of our subsidiary Signature Industries Ltd., increases in the exchange rate and the inclusion of $0.3 million of revenue from OuterLink Corporation. We acquired OuterLink Corporation on January 22, 2004.  We expect revenue to continue to increase in 2004 due to the introduction of a new pilot locator beacon in the second quarter of 2004 and the inclusion of  OuterLink Corporation’s revenue.

The Medical Systems segment’s revenue decreased $0.4 million, or 52.3%, to $0.4 million in the three months ended March 31, 2004.  Sales in the first quarter of 2003 included pharmaceutical sales to vessels directly related to the war in Iraq.  These pharmaceutical sales did not occur in the first quarter of 2004.  On April 19, 2004, the Medical Systems segment’s medical services business was sold to MedAire, Inc.  We do not expect any revenue from the Medical Systems segment after the date of the sale.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended March 31, 2004 was $4.6, a decrease of $0.8 million, or 14.6%, compared to $5.4 million in the three month period ended March 31, 2003. As a percentage of revenue, the gross profit margin decreased to 41.2% for the three months ended March 31, 2004 from 47.0% for the three months ended March 31, 2003.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Animal Applications	$2,806	$3,660
GPS and Radio Communications	1,723	1,464
Medical Services	54	240
Total	$4,583	$5,364

Gross profit margin from operations for each operating segment was:

	Three Months Ended March 31, 2004%	Three Months Ended March 31, 2003%
Animal Applications	39.7	46.9
GPS and Radio Communications	46.6	51.3
Medical Services	15.2	32.3
Total	41.2	47.0

The Animal Applications segment’s gross profit decreased $0.9 million, or 23.3%, in the three month period ended March 31, 2004 compared to the three months ended March 31, 2003.  We attribute $0.6 million of the decrease to lower gross profit margin in 2004 and $0.3 million of the decrease to the previously mentioned sales decrease. The gross margin percentage decreased to 39.7% in the three month period ended March 31, 2004 as compared to 46.9% in the three month period ended March 31, 2003 due to high margin revenue in the first quarter of 2003 that did not occur in the first quarter of 2004.

The GPS and Radio Communications segment’s gross profit increased $0.3 million, or 17.7%, in the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003.  The gross margin percentage decreased to 46.6% in the three month period ended March 31, 2004 as compared to 51.3% in the three month period ended March 31, 2003.  The increase in gross profit relates primarily to increased sales at our subsidiary in the United Kingdom, Signature Industries, Ltd, offset by a decrease in gross profit of $0.1 million related to the cancellation of a software support contract acquired by Timely Technology in the first quarter of 2003.  The decrease in gross profit margin results from lower margins on OuterLink Corporation sales and a slight decrease in gross profit margin on Signature Industries, Ltd.’s sales from 50.6% in the first quarter of 2003 to 49.8% in the first quarter of 2004.  Decrease in gross profit margin at Signature Industries, Ltd relates to product mix in the first quarter of 2003 compared to the first quarter of 2004

The Medical Services segment’s gross profit decreased $0.2 million, or 77.5%, in the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003.  The gross margin percentage decreased to 15.2% in the three month period ended March 31, 2004 compared to  32.3% in the three month period ended March 31, 2003. The gross profit and gross margin percentage decreased due to high margin pharmaceutical sales in the first quarter of 2003 that did not occur in the first quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million, or 12.7%, in the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003. As a percentage of revenue, selling, general and administrative expenses were 43.4% and 37.5% for the three months ended March 31, 2004 and 2003, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Animal Applications	$2,157	$1,590
GPS and Radio Communications	2,267	2,359
Medical Services	400	331
Total	$4,824	$4,280

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31, 2004%	Three Months Ended March 31, 2003%
Animal Applications	30.5	20.4
GPS and Radio Communications	61.3	82.7
Medical Services	112.7	44.5
Total	43.4	37.5

The Animal Applications segment’s selling, general and administrative expenses increased $0.6 million in the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003 and as a percentage of revenue increased to 30.5% from 20.4% in the same respective period.  The increase in selling, general and administrative expenses relate to increased consulting expenses, travel, and investor relations expense.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $0.1 million to $2.3 million in the three month period ended March 31, 2004 from $2.4 million in the three month period ended March 31, 2003.   The decrease in the selling, general and administrative expenses relate primarily to the reduction of general and administrative expense related to the continued scaleback of Digital AngelTM techonology development, offset by increased expenses at our subsidiary in the United Kingdom, Signature Industries Ltd and $0.4 million of expense related to OuterLink Corporation. OuterLink Corporation was acquired on January 22, 2004.  As a percentage of revenue, selling, general and administrative expenses decreased to 61.3% in the three month period ended March 31, 2004 from 82.7% in the three month period ended March 31, 2003.  The decrease in selling, general and administrative expenses as a percentage of revenue relates primarily to the reduction of general and administrative expense related to the continued scaleback of Digital AngelTM techonology development.

The Medical Services segment’s selling, general and administrative expenses increased to $0.4 million, or 20.8%,  in the three month period ended March 31, 2004 as compared to $0.3 million in the three month period ended March 31, 2003.  The increase results from increased personnel costs of $0.1 million offset by decreased depreciation and amortization expense of $0.04 million.  As a percentage of revenue, selling, general and administrative expenses increased to 112.7% in the three month period ended March 31, 2004 compared to 44.5% in the three month period ended March 31, 2003.  The increase as a percentage of sales relates to increased expenses and decreased sales in the first quarter of 2004.

Research and Development Expense

Research and development expense was $0.7 million in the three month period ended March 31, 2004, a decrease of $0.2 million, or 26.6%, from $0.9 million for the three month period ended March 31, 2003.  As a percentage of revenue, research and development expense was 6.0% and 8.0% for the three months ended March 31, 2004 and 2003, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Animal Applications	$523	$550
GPS and Radio Communications	146	361
Medical Services	—	—
Total	$669	$911

The decrease in research and development expense is due primarily to the continued scaleback of research and development on the Digital AngelTM technology  in the Wireless and Monitoring segment and completion of development on the GPS and Radio Communications segment’s pilot locator beacon.

Interest Expense

Interest expense was $0.3 million and $0.1 million for the three month periods ended March 31, 2004 and 2003, respectively.  The increase relates to an increase in total debt of $2.6 million from $7.1 million as of March 31, 2003 to $9.7 million as of March 31, 2004 and the amortization of deferred financing costs related to the 2003 financings.

Loss on ADS Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to ADS in exchange for 1,980,000 shares of ADS’s common stock, exclusive of the proceeds which may be received when the warrant is exercised.  As of March 31, 2004, the Company has sold approximately 530,000 shares of ADS common stock.  The Company has accounted for the ADS stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the quarter ended March 31, 2004, the Company recorded realized losses of $702,000 on the approximately 530,000 shares of ADS common stock sold and unrealized losses of $1,884,00 on the 1,450,000 shares held by the Company.  Fair value of the ADS common stock is determined by quoted values reported on NASDAQ.

Income Taxes

The Company had an effective income tax rate of 0.0% for the three month periods ended March 31, 2004 and 2003.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had cash of $1.7 million compared to $0.9 million at December 31, 2003.  Cash used in operating activities totaled $2.3 million and $3.1 million in the first three months of 2004 and 2003, respectively.

In the first three months of 2004, the use of cash was due primarily to the net loss of $3.7 million and a significant increase in accounts receivable of $1.9 million.  Accounts receivable, net of allowance for doubtful accounts, increased by $2.4 million, or 62.6%, to $6.3 million at March 31, 2004 from $3.9 million at December 31, 2003.  This increase relates to $0.5 million of accounts receivable acquired in the acquisition of OuterLink Corporation and an increase in shipments in the first quarter of 2004 compared to the fourth quarter of 2003.  Offsetting these uses of cash were a decrease in inventory of $0.9 million, depreciation and amortization of $0.6 million and realized and unrealized losses on ADS common stock of $2.6 million.

Inventory levels decreased by $0.6 million to $6.0 million at March 31, 2004 from $6.6 million at December 31, 2003 due to an accumulation of inventory in December 2003, offset by $0.4 million of  inventory acquired in the OuterLink Corporation acquisition.

Accounts payable decreased by $0.7 million to $4.6 million at March 31, 2004 from $5.3 million at December 31, 2003.

Accrued expenses and other current liabilities increased by $1.0 million, or 32.8%, to $4.3 million at March 31, 2004 from $3.2 million at December 31, 2003.  The increase was due primarily to accrued expenses and other current liabilities acquired in the OuterLink Corporation acquisition in January 2004.

Investing activities provided cash of $1.3 million in the first quarter of 2004 and used cash of $0.2 million in the first quarter of 2003. In the first quarter of 2004, cash provided was primarily from the sale of Applied Digital Solutions, Inc. stock. Expenditures for plant, property and equipment were $0.1 million and $0.3 million in the first quarter of 2004 and 2003, respectively.

Financing activities provided cash of $1.8 million and $3.1 million in the first three months of 2004 and 2003, respectively.  In the first quarter of 2004, cash was provided primarily from net borrowings on our line of credit $0.8 million and proceeds from stock option exercises of $1.0 million.

Debt, Covenant Compliance and Liquidity

The following table summarizes the Company’s fixed cash obligations as of March 31, 2004 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$9,701	$7,158	$331	$124	$2,088
Operating Leases	18,753	808	1,180	993	15,772
Employment Contracts	1,912	865	1,047	—	—
	$30,366	$8,831	$2,558	$1,117	$17,860

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

In connection with the Convertible Note, we and Laurus entered into a Security Agreement granting to Laurus a lien and security interest in our assets.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur.

Revolving Note and Minimum Borrowing Note- On August 28, 2003, we entered into a Security Agreement with Laurus under which the Company may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of the Company’s eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, the Company issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. We used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full our credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%.The availability under the Revolving Note was $379,000 at March 31, 2004.

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

Invoice Discounting Agreement-On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,333,500) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at an annual rate 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement.  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $32,000 are included in interest expense in the 2003 statement of operations. Amount of receivables financed at March 31, 2004 was $1,100,000.

Stock Issuance to ADS-On March 1, 2004, the Company issued 3,000,000 shares of its common stock to ADS pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with ADS dated August 14, 2003.   The Stock Purchase Agreement provided for ADS to purchase 3,000,000 shares of our common stock at a price of $2.64 per share and a warrant (the “ADS Warrant”) to purchase up to 1,000,000 shares of our common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of ADS.  The purchase price for the sale of the Company’s 3,000,000 shares and the warrant was payable in 1,980,000 shares of ADS common stock.  The Company expects to generate cash for operations by selling the shares of stock received by ADS.  As of March 31, 2004, the Company has sold 530,000 shares of ADS common stock resulting in aggregate net proceeds of approximately $1,400,000.

As part of this transaction , the Company issued five-year warrants to purchase up to 500,001 shares of the Company’s stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the ADS 8.5% Convertible Exchangeable Debentures.

Since January 1, 2004, the Company received aggregate proceeds of $990,000 on the exercise of stock options.

Forward - Looking Statements and Associated Risk

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

As of March 31, 2004, our majority stockholder, Applied Digital Solutions, owns 68.5% of our common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of March 31, 2004, Applied Digital Solutions is the beneficial owner of 68.5% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

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

On January 22, 2004, the Company acquired OuterLink Corporation of Concord, Massachusetts, in a merger. In connection with the acquisition, Digital Angel Corporation issued 100,000 shares of its Series A Preferred Stock. The Series A Preferred Stock is convertible into four million shares of Digital Angel Corporation common stock when the volume-weighted average price of Digital Angel Corporation’s common stock equals or exceeds $4.00 per share for ten consecutive trading days. The issuance of Digital Angel common stock upon conversion of the Series A Preferred Stock issued to the OuterLink stockholders will result in dilution to our current stockholders.

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

To secure the payment of all debts, liabilities and obligations owed to Laurus Master Fund we have granted to Laurus Master Fund a security interest in and lien upon all of our property and assets, whether real or personal, tangible or intangible, whether now owned or hereafter acquired, or in which we now have, or at any time in the future may acquire, any right, title or interest.  The occurrence of an event of default under the convertible note, minimum borrowing note or revolving note would subject us to foreclosure by Laurus Master Fund on substantially all of our assets to the extent necessary to repay any amounts due.  Any such default and resulting foreclosure will have a material adverse effect on our financial condition.

Our earnings will decline if we write off goodwill and other intangible assets.

As of March 31, 2004, we had recorded goodwill of $48.4 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, the Company performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  Accordingly, the Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003, which is included in asset impairment in the 2003 statement of operations.  During the fourth quarter of 2002, we recorded an impairment charge of $57.4 million for goodwill at our GPS and Radio Communications and Medical Systems reporting units.

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

As of March 31, 2004, we had 10,102,000 options and 3,029,000 warrants outstanding to purchase from us a total of 13,131,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. In addition, we are requesting our stockholders approve an amendment to one of our stock plans at our May 6, 2004 Annual Meeting which would allow for 4,527,00 additional shares of common stock which may be issued in the future under our stock option plans. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred a net loss of $3.7 million for the quarter ended March 31, 2004. We also recorded a net loss of $9.5 million, $92.4 million and $17.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and a $18.7 million charge arising from the remeasurement of options in connection with the 2002 merger. No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

The Digital AngelTM technology is not proven, and we may not be able to develop products from this unproven technology.

We have invested approximately $15.6 million in the Digital AngelTM technology for the period from April 1998 through March 31, 2004.  The Digital AngelTM technology depends on the development, integration, miniaturization and successful marketing of several advanced technologies that have not previously been integrated or used. The Digital AngelTM technology depends upon advanced technology, including wireless communication, biosensors, motion determination and global positioning system capabilities. Many of these technologies are unproven or relatively new.  The Digital Angel™ technology continues to be in the development stage and the Company is uncertain when this technology will be incorporated into any products. This technology has not generated any significant revenue through March 31, 2004. No assurances can be given as to when or if a Digital AngelTM  technology will be successfully marketed. Our ability to develop and commercialize products based on our proprietary technology will depend on our ability to develop products internally on a timely basis or to enter into arrangements with third parties to provide these functions.  Our failure to develop and commercialize products successfully could have a material adverse effect on our financial condition and results of operations.

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

We rely solely on a production arrangement with Raytheon Microelectronics Espana, SA for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. In addition, we have no formal written agreement with Raytheon for the production of our microchips. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations.  In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis.  Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production.  Moreover, if Raytheon terminates our production arrangement, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.  The failure to make such an alternative production arrangement could have an adverse effect on our business.

We depend on principal customers.

For the quarter ended March 31, 2004,  we had one customer which accounted for 12.6% of our consolidated revenue.  Our four largest customers, in aggregate, accounted for 33.0% of our consolidated revenue in the quarter ended March 31, 2004. Our subsidiary, Signature Industries, Ltd. is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We compete with other companies in the visual and electronic identification market, and the products sold by our competitors could become more popular than our products or render our products obsolete.

The market for visual and electronic identification products is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation and that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc..

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

E-Research Litigation

In June 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding against U.S. Bank National Association, subsequently intervened in by us in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey.  This suit was commenced to pursue alleged damages of approximately $350,000 due to the Company’s and US Bank’s alleged failure to register transfers of restricted Digital Angel shares sold by ERT in May 2002.  The Company has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation.  We asserted a counterclaim against ERT based on ERT’s breach of a license agreement and services agreements between the parties that resulted in the original issuance by us of 550,000 restricted common shares to ERT.  The damages to us exceed $4 million and this amount does not include the share of profits which we seek to recover had ERT not breached the agreements.  Further, the alleged damages sought by the plaintiff in this matter do not take into account plaintiff’s duty to mitigate damages which if discharged would have resulted in a profit to ERT.  The ultimate outcome of this proceeding cannot be predicted at this time and we are is currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operation or cash flows.

Electronic Identification Devices Litigation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against us in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to our syringe implantable identification transponders.  The lawsuit alleges that EID has developed a new transponder that it believes does not infringe on our patent.  The lawsuit acknowledges that we obtained a Judgment of infringement and two Contempt Orders against EID based on selling certain systems that infringed our patent in 1997, 1998 and 1999.  On March 10, 2004 the Company filed a motion seeking the dismissal of the Declaratory Judgment Complaint or, in the alternative, that the action be transferred to Minnesota.  The Court has not yet ruled on the Company’s motion. Given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.  We are currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 1, 2004, the Company issued 3,000,000 unregistered shares of its common stock, $0.005 par value, to its majority shareholder, Applied Digital Solutions, Inc.  pursuant to a previously announced transaction.  The Company exchanged 3,000,000 shares of its common stock, $0.005 par value, for 1,980,000 shares of Applied Digital Solutions, Inc. common stock, $0.01 par value.  The shares received from Applied Digital Solutions, Inc. were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 that was declared effective February 17, 2004.  As reported in this Form 10-Q, the Company expects to sell the shares received and apply the proceeds to general working capital.  As of the date hereof, the Company has sold 910,350 shares in normal agency transactions at market through a registered broker-dealer and received net proceeds of $2.6 million.

Item 6.           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

The following exhibits are hereby incorporated into this Quarterly Report on Form 10-Q by reference to the reports and schedules identified below filed with the Securities and Exchange Commission (“Commission”):

3.1                                 Amended and Restated Certificate of Incorporation  (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)

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

32.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

During the three months ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

(i)                                     On March 15, 2004 the Company filed a Current Report on Form 8-K dated March 15, 2004 to report its financial results for the year ended December 31, 2004.

(ii)                                  On March 8, 2004 the Company filed a Current Report on Form 8-K dated March 3, 2004 to report the resignation of Richard J. Sullivan from the Company’s Board of Directors.

(iii)                               On February 3, 2004 the Company filed a Current Report on Form 8-K dated January 27, 2004 to report the appointment of John R. Block to the Company’s Board of Directors.

(iv)                              On January 23, 2004 the Company filed a Current Report on Form 8-K dated January 22, 2004 to announce the completion of the OuterLink Corporation acquisition.

(v)                                 On January 15, 2004 the Company filed a Current Report on Form 8-K dated January 15, 2004 to announcing the appointment of Kevin N. McGrath as President and Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: May 3, 2004	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer