Form 10-Q
period 2004-06-30
DIGITAL ANGEL CORP
filed 2004-08-03
CIK 771252

As filed with the Securities and Exchange Commission on August 3, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

or

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

Yes  ☐    No  ☒

As of the close of business on July 30, 2004, there were 32,820,511 shares outstanding of the issuer’s $0.005 per share par value common stock.

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
4.	Submission of Matters to A Vote of Securityholders
6.	Exhibits and Reports on Form 8-K

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash	$670	$894
Restricted cash	777	765
Applied Digital common stock	2,621	—
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $236 in 2004 and $212 in 2003)	5,144	3,400
Inventories	6,269	6,543
Deferred costs	132	—
Other current assets	1,165	785
Net assets from discontinued operations	26	1,251
Total Current Assets	16,804	13,638

Property And Equipment, net	6,198	6,528

Goodwill and Other Intangible Assets, net	53,297	45,119

Other Assets, net	1,097	942

	$77,396	$66,227

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt and notes payable	$4,363	$5,008
Accounts payable	4,465	5,226
Accrued expenses and other current liabilities	3,799	3,201
Deferred revenue	1,505	1,144
Due to Applied Digital	96	347
Total Current Liabilities	14,228	14,926

Long-Term Debt And Notes Payable	1,975	2,818

Deferred Revenue	599	—

Total Liabilities	16,802	17,744

Commitments And Contingencies

Minority Interest	3	—

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, 100 shares issued and outstanding in 2004 and 0 issued and outstanding in 2003	175	—
Common stock: Authorized 95,000 shares, of $.005 par value; 32,871 shares issued and 32,821 shares outstanding in 2004 and 28,891 shares issued and 28,841 outstanding in 2003	164	144
Additional paid-in capital	189,543	171,909
Accumulated deficit	(129,250)	(123,517)
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive loss	2	(10)
Total Stockholders’ Equity	60,591	48,483

	$77,396	$66,227

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Product revenue	$9,403	$7,554	$19,914	$17,729
Service revenue	667	347	927	826
Total net revenue	10,070	7,901	20,841	18,555

Cost of products sold	5,479	4,969	11,608	10,445
Cost of services sold	435	1	548	56

Gross profit	4,156	2,931	8,685	8,054

Selling, general and administrative expenses	4,303	3,850	8,727	7,799
Research and development expenses	850	1,172	1,519	2,083

Operating loss	(997)	(2,091)	(1,561)	(1,828)

Interest income	8	—	16	—
Interest expense	(247)	(154)	(503)	(254)
Realized and unrealized losses on Applied Digital common stock	(26)	—	(2,612)	—
Other income	20	39	58	78

Loss before minority interest share of losses (income) and discontinued operations	(1,242)	(2,206)	(4,602)	(2,004)

Minority interest share of losses (income)	3	77	(3)	110

Net loss from continuing operations	(1,239)	(2,129)	(4,605)	(1,894)

Loss from discontinued operations	(750)	(248)	(1,128)	(373)

Net loss	$(1,989)	$(2,377)	$(5,733)	$(2,267)

Loss per common share-basic and diluted:

Loss from continuing operations	(0.04)	(0.08)	(0.15)	(0.07)
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Net loss per common share –basic and diluted	$(0.06)	$(0.09)	$(0.18)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	32,691	26,856	31,604	26,760

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2004

(In Thousands)

(Unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Loss	Equity

Balance — December 31, 2003	—	$—	28,891	$144	$171,909	$(123,517)	$(43)	$(10)	$48,483
Net loss	—	—	—	—	—	(5,733)	—	—	(5,733)
Comprehensive loss —Foreign currency translation			—	—	—	—	—	12	12
Total comprehensive income (loss)	—	—	—	—	—	(5,733)	—	12	(5,721)
Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	8,300
Issuance of common stock to Applied Digital	—	—	3,000	15	7,905	—	—	—	7,920
Conversion of debt into stock	—		250	1	582	—	—	—	583
Shares cancelled on settlement with vendor	—	—	(23)	—	—	—	—	—	—
Issuance of stock for services	—	—	10	—	31	—	—	—	31
Exercise of stock options	—	—	743	4	991	—	—	—	995

Balance — June 30, 2004	100	$175	32,871	$164	$189,543	$(129,250)	$(43)	$2	$60,591

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities
Net loss from continuing operations	$(4,605)	$(1,894)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(1,128)	(373)
Equity-based compensation	31	25
Amortization of debt discount and deferred financing costs	124	19
Depreciation and amortization	1,157	869
Minority interest	3	(110)
Loss on Applied Digital common stock	2,612	—
Loss on disposal of equipment	39	16
Change in assets and liabilities:
Increase in restricted cash	(74)	—
Increase in accounts receivable	(1,169)	(1,348)
Decrease (increase) in inventories	542	(1,728)
Increase in deferred costs	(296)	—
Increase in other current assets	(259)	(859)
Decrease in due to Applied Digital	(250)	(47)
(Decrease) increase in accounts payable, accrued expenses and deferred revenue	(113)	3,017
Net cash provided by discontinued operations	379	120
Net Cash Used In Operating Activities	(3,007)	(2,293)

Cash Flows From Investing Activities
Proceeds from sale of Applied Digital common stock	2,687	—
Decrease in other assets	18	—
Payments for property and equipment	(235)	(507)
Cash acquired through acquisition, net of acquisition costs	(20)	—
Net cash provided by (used in) discontinued operations	383	(16)
Net Cash Provided By (Used In) Investing Activities	2,833	(523)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	18,837	17,285
Amounts paid on line of credit	(19,510)	(14,876)
Payments on notes payable and long-term debt	(355)	(20)
Exercise of stock options	995	231
Payments for financing costs	(20)	—
Net cash used in discontinued operations	—	(18)
Net Cash (Used In) Provided By Financing Activities	(53)	2,602

Effect of Exchange Rate Changes on Cash	3	—

Net Decrease In Cash	(224)	(214)

Cash - Beginning Of Period	894	214

Cash - End Of Period	$670	$—

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.             Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital. In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, Applied Digital contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”). As a result of this contribution by Applied Digital, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary. Prior to the merger with DATC, Applied Digital owned 850,000 shares of MAS stock, representing approximately 16.3% of the outstanding stock of MAS. (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries). In the merger, the shares of DATC owned by Applied Digital were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, Applied Digital owned 19,600,000 shares or 77.15% of the Company’s common stock. The merger was treated as a reverse acquisition for accounting purposes, with AWG treated as the accounting acquirer.

The accompanying unaudited condensed consolidated financial statements of Digital Angel Corporation and subsidiaries as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2003 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2003 periods have been reclassified for comparative purposes.

The Company develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments: Animal Applications, GPS and Radio Communications and Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment.  On April 19, 2004, Digital Angel Corporation sold certain assets of its Medical Systems segment’s medical services business.  Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists and did not include the land and building used by this operation.  The Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the sale, after paying off the related building mortgage, was approximately $0.4 million.

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

GPS and Radio Communications-consists of the design, manufacture and support of GPS enabled equipment. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Technology development in this segment includes the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems).

2.             Principles of Consolidation

The June 30, 2004 and 2003 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (OuterLink Corporation from the date of acquisition on January 22, 2004).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services, which generally provide for service on a month-to month basis and from the sale of related products to customers (communication terminals and software).  OuterLink Corporation’s messaging service is only available through use of its products, such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratable over the estimated customer service period, currently 30 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net loss	$(1,989)	$(2,377)	(5,733)	$(2,267)
Stock-based employee compensation expense in reported net loss, net of related tax effects	31	(61)	31	25
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(2,111)	(1,695)	(3,611)	(3,358)
Pro forma net loss	$(4,069)	$(4,133)	$(9,313)	$(5,600)

Loss per share -basic and diluted
As reported	$(0.06)	$(0.09)	$(0.18)	$(0.08)
Pro forma	$(0.12)	$(0.15)	$(0.30)	$(0.21)

5.             Inventory (in thousands)

	June 30, 2004	December 31, 2003
Raw materials	$2,899	$1,976
Work in process	143	94
Finished goods	5,342	6,294
	8,384	8,364
Allowance for excess and obsolescence	(2,115)	(1,821)
Net inventory	$6,269	$6,543

6.             Stock Exchange with Applied Digital

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.   The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “Applied Digital Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock.  The Company expects to sell the stock of Applied Digital to generate additional funds.  As of June 30, 2004, the Company has sold 910,000 shares of Applied Digital common stock.  The Company has accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.   In the six months ended June 30, 2004 the Company recorded realized losses of $955,000 on the 910,000 shares of Applied Digital common stock sold and an unrealized loss of $1,657,000 on the remaining 1,070,000 shares held by the Company.  Fair value of the Applied Digital common stock is determined by quoted values reported on NASDAQ.

7.             Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002.  The Medical Systems segment was one of our reporting units in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and six-months ended June 30, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Product revenue	$40	$222	$204	$587
Service revenue	32	237	223	616
Total revenue	72	459	427	1,203
Cost of products sold	20	95	87	258
Cost of services sold	82	252	317	593
Total cost of products and services sold	102	347	404	851
Gross profit	(30)	112	23	352
Selling, general and administrative expenses	648	325	1,046	656
Other income and expense	72	35	105	69
Loss from discontinued operations	$(750)	$(248)	$(1,128)	$(373)

The above results do not include any allocated or common overhead expenses.  We have not provided a benefit for income taxes on the losses attributable to the Medical Systems division.  We do not anticipate the Medical Systems division incurring additional losses in the future.  However, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”,  any additional operating losses or changes in the values of assets or liabilities will be reflected in our financial condition and results of operations as incurred.

The net assets of discontinued operations as of June 30, 2004 and December 31, 2003, were comprised of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Assets
Cash	$—	$—
Accounts receivable, net	66	453
Inventory	—	46
Other current assets	1	43
Property and equipment, net	1,050	1,137
Goodwill and other intangible assets, net	—	489
Other assets	144	163
Total Assets	$1,261	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$(910)	$(910)
Accounts payable	(27)	(71)
Accrued expenses and deferred revenue	(298)	(99)
Total Liabilities	$(1,235)	$(1,080)

Net Assets	$26	$1,251

8.             Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(1,989)	$(2,377)	$(5,733)	$(2,267)
Denominator:
Denominator for basic loss per share -
Weighted-average shares	32,691	26,856	31,604	26,760
Denominator for diluted loss per share (1)-	32,691	26,856	31,604	26,760
Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.18)	$(0.08)

(1)  Potentially dilutive securities are excluded from the computation of diluted loss per share because to do so would have been anti-dilutive.

9.             Segment Information

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems.  With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments: Animal Application, GPS and Radio Communications and Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment.  Prior period segment information has been restated to reflect the Company’s current segment structure. On April 19, 2004, Digital Angel Corporation sold certain assets of its Medical Systems segment’s medical services business.  Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists and did not include the land and building used by this operation.  The Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the sale, after paying off the related building mortgage, was approximately $0.4 million.

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data as of and for the three months ended June 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,779	$3,624	$—	$9,403
Service	334	333	—	667
Total revenue	$6,113	$3,957	$—	$10,070

Income (loss) before minority interest share of losses (income) and discontinued operations	$(439)	$(803)	$—	$(1,242)

Total assets	$60,303	$17,067	$26	$77,396

In the three month period ended June 30, 2004, two customers accounted for approximately 22.9%, and 11.1% of our Animal Applications revenue.

Following is the selected segment data as of and for the six months ended June 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$12,788	$7,126	$—	$19,914
Service	397	530	—	927
Total revenue	$13,185	$7,656	$—	$20,841

Income (loss) before minority interest share of losses (income) and discontinued operations	$(3,082)	$(1,520)	$—	$(4,602)

Total assets	$60,303	$17,067	$26	$77,396

In the six month period ended June 30, 2004, two customers accounted for approximately 18.2%, and 12.0% of our Animal Applications revenue.

Following is the selected segment data as of and for the three months ended June 30, 2003 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$4,846	$2,708	$—	$7,554
Service	342	5	—	347
Total revenue	$5,188	$2,713	$—	$7,901

Income (loss) before minority interest share of losses (income) and discontinued operations	$(938)	$(1,268)	$—	$(2,206)

Total assets	$57,872	$7,574	$4,199	$69,645

In the three month period ended June 30, 2003, two customers accounted for approximately 21.8% and 16.7% of our Animal Applications revenue.

Following is the selected segment data as of and for the six months ended June 30, 2003 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$12,322	$5,407	$—	$17,729
Service	667	159	—	826
Total revenue	$12,989	$5,566	$—	$18,555

Income (loss) before minority interest share of losses (income) and discontinued operations	$521	$(2,525)	$—	$(2,004)

Total assets	$57,872	$7,574	$4,199	$69,645

In the six month period ended June 30, 2003, four customers accounted for approximately 17.1%, 11.6%, 10.9%, and 10.3% of our Animal Applications revenue.

10.          Acquisition

The following describes the acquisition by the Company (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Series A Preferred Stock	Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
OuterLink Corporation	1/22/04	$8,501	$8,300	100	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

On January 22, 2004, the Company acquired OuterLink Corporation.  OuterLink Corporation became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million.  The Series A preferred stock is convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.

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

The results of OuterLink Corporation have been included in the consolidated financial statements since the date of acquisition of January 22, 2004.  Unaudited pro forma results of operations for the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004 and 2003, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

For the three-months ended June 30,
(In thousands)	2003
Net revenue	$8,235
Net loss	$(3,300)
Net loss per common share - basic and diluted	$(0.12)

	For the six-months ended June 30,
(In thousands)	2004	2003
Net revenue	$20,928	$19,149
Net loss	$(6,436)	$(4,281)
Net loss per common share - basic and diluted	$(0.20)	$(0.16)

11.          Contingencies

Wurts Litigation

In February 2003, an action was filed in the Middlesex County Superior Court in the Commonwealth of Massachusetts.  The Company’s subsidiary, OuterLink Corporation, as well as a significant stockholder of OuterLink and a principal of the significant stockholder were named as defendants.  The complaint alleged breach of an August 25, 1999 employment contract.  The plaintiff was President and CEO of OuterLink Corporation from July 1999 through August 2002.  The Complaint sought damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination.  This matter was settled in July 2004 in consideration for a cash payment of $250,000.

E-Research Litigation

In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding against U.S. Bank National Association (“US Bank”), subsequently intervened in by the Company in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey.  This suit was commenced to pursue alleged damages of approximately $350,000 due to the Company’s and US Bank’s alleged failure to register transfers of restricted Digital Angel shares sold by ERT in May 2002.  This matter was settled prior to trial without either party paying any amounts to the other party.

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

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida.  The plaintiff filed the lawsuit against the Unites States of America as the operator of the ship on which the plaintiff served.  He alleged that the United States had contracted with Medical Advisory Systems to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting to injury to the plaintiff.  Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action.  On April 14, 2004, the United States served Medical Advisory Systems with a third part complaint in Admirality in which it alleged that Medical Advisory Systems is liable to it for all or part of the plaintiff’s claim in that Medical Advisory Systems and/or its employee/physician rendering the medical advice was negligent.  In response, on May 12, 2004, Medical Advisory Systems filed a motion to dismiss the third party complaint.  Given the very early stage of the lawsuit, the ultimate outcome of this proceeding cannot be predicted at this time.  The Company is currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operations or cash flows.

12.          Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2004	2003
Interest paid	$281	$254
Non-cash activity:
Issuance of preferred stock for business acquisition	$8,300	—
Issuance of common stock for Applied Digital common stock	7,920	—
Conversion of debt into common stock	583	—

13.          Related Party Activity

In 2003, Applied Digital charged the Company for research expenses and directors and officers insurance.  Amounts due to Applied Digital were offset by receivables due from Applied Digital resulting from the Distribution and Licensing Agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital.  At June 30, 2004, these transactions resulted in a net amount due to Applied Digital of $0.1 million.

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $57,000 and $87,000 for the six months ended June 30, 2004 and 2003, respectively.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its four subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp., Signature Industries, Limited, and OuterLink Corporation

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six months ended June 30, 2004 and 2003 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	%	%	%	%
Product revenue	93.4	95.6	95.5	95.5
Service revenue	6.6	4.4	4.5	4.5
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	54.4	62.9	55.7	56.3
Cost of services sold	4.3	0.0	2.6	0.3
Total cost of products and services sold	58.7	62.9	58.3	56.6
Gross profit	41.3	37.1	41.7	43.4
Selling, general and administrative expenses	42.7	48.8	41.9	42.0
Research and development expenses	8.4	14.8	7.3	11.2
Operating loss	(9.8)	(26.5)	(7.5)	(9.8)
Interest income	0.1	0.0	0.1	0.0
Interest expense	(2.5)	(1.9)	(2.4)	(1.4)
Loss on Applied Digital common stock	(0.3)	0.0	(12.6)	0.0
Other income	0.2	0.4	0.3	0.4
Loss before minority interest share of losses and discontinued operations	(12.3)	(28.0)	(22.1)	(10.8)
Minority interest share of losses	0.0	1.0	0.0	0.6
Net loss from continuing operations	(12.3)	(27.0)	(22.1)	(10.2)
Loss from discontinued operations	(7.4)	(3.1)	(5.4)	(2.0)
Net loss	(19.7)	(30.1)	(27.5)	(12.2)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenue

Revenue for the three months ended June 30, 2004 increased $2.2 million, or 27.5%, to $ 10.1 million when compared to $7.9 million in revenue for the three months ended June 30, 2003.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Animal Applications	$6,113	$5,188
GPS and Radio Communications	3,957	2,713
Total	$10,070	$7,901

The Animal Applications segment’s revenue increased $0.9 million, or 17.8%, in the three months ended June 30, 2004 compared to the three month period ended June 30, 2003. The increase is the result of increased sales to our livestock customers of $0.3 million, fish and wildlife customers of $0.3 million, and companion animal customers of $0.3 million.

The GPS and Radio Communications segment’s revenue increased $1.2 million, or 45.9%, in the three months ended June 30, 2004 compared to the three month period ended June 30, 2003.  The increase is primarily due to increased revenues of $0.8 million at our subsidiary, Signature Industries, located in the United Kingdom.   The increase in revenue at Signature Industries relates to initial shipments of the G2R pilot locator beacon and increased sales in Signature’s Clifford and Snell division.  OuterLink Corporation revenue was $0.4 million for the three months ended June 30, 2004.  OuterLink Corporation was acquired on January 22, 2004 and is not included in our results for the three months ended June 30, 2003.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended June 30, 2004 was $4.2 million, an increase of $1.2 million, or 41.8%, compared to $3.0 million in the three month period ended June 30, 2003. As a percentage of revenue, the gross profit margin was 41.3% and 37.1% for the three months ended June 30, 2004 and 2003, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Animal Applications	$2,328	$1,705
GPS and Radio Communications	1,828	1,226
Total	$4,156	$2,931

Gross profit margin from operations for each operating segment was:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	%	%
Animal Applications	38.1	32.9
GPS and Radio Communications	46.2	45.2

The Animal Applications segment’s gross profit increased $0.6 million, or 36.5%, in the three month period ended June 30, 2004 compared to the three months ended June 30, 2003.  The increase is primarily due to the increase in sales as mentioned above and lower freight costs in the 2004 period. The gross margin percentage increased to 38.1% in the three month period ended June 30, 2004 as compared to 32.9% in the three month period ended June 30, 2003.  The gross margin percentage increase is the primarily the result of lower freight costs and fixed costs remaining constant as revenue increased.

The GPS and Radio Communications segment’s gross profit increased $0.6 million, or 49.1%, in the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2003.  The GPS and Radio Communications segment’s gross profit is attributable increased gross profit at our subsidiary Signature Industries of $0.5 million. The gross margin percentage increased to 46.2% in the three month period ended June 30, 2004 as compared to 45.2% in the three month period ended June 30, 2003 primarily due to lower material costs at Signature Industries.  OuterLink Corporation gross profit was $0.1 million in the three months ended June 30, 2004. OuterLink Corporation was acquired in January 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million, or 11.8%, in the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses were 42.7% and 48.8% for the three months ended June 30, 2004 and 2003, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Animal Applications	$1,909	$1,844
GPS and Radio Communications	2,394	2,006
Total	$4,303	$3,850

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	%	%
Animal Applications	31.2	35.5
GPS and Radio Communications	60.5	73.9

The Animal Applications segment’s selling, general and administrative expenses increased $0.07 million in the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2003 and as a percentage of revenue decreased to 31.2% from 35.5% in the same respective period.  The increase in selling, general and administrative expense is primarily due to additional consulting expenses associated with the preparation of the 510K application for FDA approval of the Verichip product in the prior period.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.4 million in the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2003.  The increase of $0.4 million results from increased expenses of $0.2 million at Signature Industries, $0.5 million of expense at OuterLink, which was acquired in January 2004, offset by a decrease of $0.3 million related to the scaleback of the Digital Angel TM technology development. As a percentage of revenue, selling, general and administrative expenses decreased to 60.5% in the three month period ended June 30, 2004 from 73.9% in the three month period ended June 30, 2003.

Research and Development Expense

Research and development expense was $0.9 million in the three month period ended June 30, 2004, a decrease of $0.3 million, or 27.5%, from $1.2 million for the three month period ended June 30, 2003.  As a percentage of revenue, research and development expense was 8.4% and 14.8% for the three months ended June 30, 2004 and 2003, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Animal Applications	$653	$691
GPS and Radio Communications	197	481
Total	$850	$1,172

The decrease in research and development expense is due primarily to the continued scaleback of research and development on the Digital AngelTM technology and completion of development on Signature Industries’ pilot locator beacon.

Interest Expense

Interest expense was $0.2 million for the three month periods ended June 30, 2004 and 2003, respectively.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of the proceeds which may be received when the warrant is exercised. The Company has accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the quarter ended June 30, 2004, the Company sold approximately 380,000 shares of Applied Digital common stock sold.  The Company recorded realized losses of $253,000 and unrealized gains of $227,000 in the quarter ended June 30, 2004.  Fair value of the Applied Digital common stock is determined by quoted values reported on the NASDAQ.

Income Taxes

The Company had an effective income tax rate of 0.0% for the three month periods ended June 30, 2004 and 2003.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

Discontinued Operations

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

In connection with exiting this activity, the Company recognized obligations and recorded a loss of approximately $0.5 million in the three months ended June 30, 2004.  In addition, the Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the sale, after paying off the related building mortgage, was approximately $0.4 million.

The following discloses the operating losses from discontinued operations for the three-months ended June 30, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended June 30,
	2004	2003
Product revenue	$40	$222
Service revenue	32	237
Total revenue	72	459
Cost of products sold	20	95
Cost of services sold	82	252
Total cost of products and services sold	102	347
Gross (loss) profit	(30)	112
Selling, general and administrative expenses	648	325
Other income and expense	72	35
Loss from discontinued operations	$(750)	$(248)

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenue

Revenue for the six months ended June 30, 2004 increased $2.3 million, or 12.3%, to $20.8 million when compared to $18.6 million in revenue for the six months ended June 30, 2003.

Revenue for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Animal Applications	$13,185	$12,989
GPS and Radio Communications	7,656	5,566
Total	$20,841	$18,555

The Animal Applications segment’s revenue increased $0.2 million, or 1.5%, in the six months ended June 30, 2004 compared to the six month period ended June 30, 2003. The increase is due to increased sales in the six months ended June 30, 2004 to companion animal customers of $0.3 million and livestock customers of $0.7 million, offset by decreased sales to our fish and wildlife customers of $0.8 million.

The GPS and Radio Communications segment’s revenue increased $2.1 million, or 37.5%, in the six months ended June 30, 2004 compared to the six month period ended June 30, 2003.  The increase primarily relates to increased revenue at our subsidiary, Signature Industries, related to the initial shipments of the G2R pilot locator beacon and increased sales in Signature’s Clifford and Snell division. OuterLink Corporation revenue was $0.7 million for the six months ended June 30, 2004.  OuterLink Corporation was acquired on January 22, 2004 and is not included in our results for the six months ended June 30, 2003.

Gross Profit and Gross Profit Margin

Gross profit for the six month period ended June 30, 2004 was $8.7 million, an increase of $0.6 million, or 7.8%, compared to $8.1 million in the six month period ended June 30, 2003. As a percentage of revenue, the gross profit margin was 41.7% and 43.4% for the six months ended June 30, 2004 and 2003, respectively.

Gross profit for each operating segment was as follows (in thousands):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Animal Applications	$5,134	$5,364
GPS and Radio Communications	3,551	2,690
Total	$8,685	$8,054

Gross profit margin for each operating segment was:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	%	%
Animal Applications	38.9	41.3
GPS and Radio Communications	46.4	48.3

The Animal Applications segment’s gross profit decreased $0.2 million, or 4.3%, in the six month period ended June 30, 2004 compared to the six months ended June 30, 2003 due to increased material cost slightly offset by lower freight costs in 2004.  The gross margin percentage decreased to 38.9% in the six month period ended June 30, 2004 as compared to 41.3% in the six month period ended June 30, 2003 due primarily due to increased material costs.

The GPS and Radio Communications segment’s gross profit increased $0.9 million, or 32.0%, in the six month period ended June 30, 2004 compared to the six months ended June 30, 2003 due to increased gross profit of $0.8 million at Signature Industries and $0.1 million at OuterLink.  OuterLink was acquired in January 2004.  The gross margin percentage decreased to 46.4% in the six month period ended June 30, 2004 as compared to 48.3% in the six month period ended June 30, 2003 due to lower margins on the OuterLink revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million, or 11.9%, in the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003.  As a percentage of revenue, selling, general and administrative expenses were

41.9% and 42.0% for the six months ended June 30, 2004 and 2003, respectively.

Selling, general and administrative expenses were as follows (dollars in thousands):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Animal Applications	$4,066	$3,434
GPS and Radio Communications	4,661	4,365
Total	$8,727	$7,799

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	%	%
Animal Applications	30.8	26.4
GPS and Radio Communications	60.9	78.4

The Animal Applications segment’s selling, general and administrative expenses increased $0.6 million in the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003 and as a percentage of revenue increased to 30.8% from 26.4% in the same respective period.  The increase relates primarily to additional legal, accounting and investor relation expenses in the six months ended June 30, 2004.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.3 million in the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003.  This increase is primarily due to $0.9 million of OuterLink expense, $0.4 million of increased expense at our subsidiary, Signature Industries, offset by a decrease of $1.0 million related to the scaleback of Digital Angel TM technology development. OuterLink was acquired in January 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 60.9% in the six month period ended June 30, 2004 from 78.4% in the six month period ended June 30, 2003.

Research and Development Expense

Research and development expense was $1.5 million in the six month period ended June 30, 2004, a decrease of $0.6 million, or 27.1%, from $2.1 million for the six month period ended June 30, 2003.  As a percentage of revenue, research and development expense was 7.3% and 11.2% for the six months ended June 30, 2004 and 2003, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Animal Applications	$1,176	$1,241
GPS and Radio Communications	343	842
Total	$1,519	$2,083

The decrease in research and development expense is due primarily to the continued scaleback of research and development on the Digital AngelTM technology and completion of development on Signature Industries’ pilot locator beacon.

Interest Expense

Interest expense was $0.5 million and $0.3 million for the six months period ended June 30, 2004 and 2003, respectively. The increase relates to the amortization of deferred financing costs related to the financings in July and August of 2003.

Income Taxes

The Company had an effective income tax rate of 0.0% for the six month periods ended June 30, 2004 and 2003.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of the proceeds which may be received when the warrant is exercised.  As of June 30, 2004, the Company has sold approximately 910,000 shares of Applied Digital common stock.  The Company has accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the quarter ended June 30, 2004, the Company recorded realized losses of $955,000 on the approximately 910,000 shares of Applied Digital common stock sold and unrealized losses of $1,657,000 on the 1,070,000 shares held by the Company.  Fair value of the Applied Digital common stock is determined by quoted values reported on the NASDAQ.

Discontinued Operations

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

In connection with exiting this activity, the Company recognized obligations and recorded a loss of approximately $0.6 million in the six months ended June 30, 2004.  In addition, on July 30, 2004, the Company sold the Medical Systems segment’s land and building for an amount in excess of our carrying basis. In addition, the Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the sale, after paying off the related building mortgage, was approximately $0.4 million.

The following discloses the operating losses from discontinued operations for the six-months ended June 30, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Six-Months Ended June 30,
	2004	2003
Product revenue	$204	$587
Service revenue	223	616
Total revenue	427	1,203
Cost of products sold	87	258
Cost of services sold	317	593
Total cost of products and services sold	404	851
Gross profit	23	352
Selling, general and administrative expenses	1,046	656
Other income and expense	105	69
Loss from discontinued operations	$(1,128)	$(373)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had cash of $0.7 million compared to $0.9 million at December 31, 2003.  In addition, at June 30, 2004 we held Applied Digital common stock of $2.6 million compared to $0.0 million at December 31, 2003.  Cash used in operating activities totaled $3.0 million and $2.3 million in the first six months of 2004 and 2003, respectively.

In the first six months of 2004, the use of cash was due primarily to the loss generated from operations and a significant increase in accounts receivable.  Accounts receivable, net of allowance for doubtful accounts, increased by $1.7 million, or 51.3%, to $5.1 million at June 30, 2004 from $3.4 million at December 31, 2003.  Approximately $0.5 million of the increase was accounts receivable acquired in the acquisition of OuterLink Corporation in January 2004.  Offsetting these uses of cash was a decrease in inventory, depreciation and amortization of $1.2 million and realized and unrealized losses on Applied Digital common stock of $2.6 million.

Inventory levels decreased by $0.2 million to $6.3 million at June 30, 2004 from $6.5 million at December 31, 2003 due to an accumulation of inventory in December 2003 offset by inventory acquired in the OuterLink Corporation acquisition.

Accounts payable decreased by $0.7 million to $4.5 million at June 30, 2004 from $5.2 million at December 31, 2003.

Accrued expenses and other current liabilities increased by $0.6 million, or 18.7%, to $3.8 million at June 30, 2004 from $3.2 million at December 31, 2003.  Accrued expenses acquired in the OuterLink acquisition totaled $0.6 million.

Investing activities provided cash of $2.8 million in the first six months of 2004 and used cash of $0.5 million in the first six months of 2003.  In the first six months of 2004, cash provided was primarily from the sale of Applied Digital common stock and the sale of the Medical Systems segment’s assets. During the first six months of 2004 and 2003, $0.2 million and $0.5 million was spent to acquire property and equipment, respectively.

Financing activities used cash of $0.05 million in the first six months of 2004 and provided cash of $2.6 million in the first six months of 2003.  In the six months ended June 30, 2004, cash was used primarily for payments on our debt and line of credit of $1.0 million offset by proceeds from stock option exercises of $1.0 million.

Debt and Liquidity

The following table summarizes the Company’s fixed cash obligations as of June 30, 2004 over various future periods (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$7,422	$5,080	$144	$127	$2,071
Operating Leases	17,745	811	1,284	1,129	15,521
Employment Contracts	1,778	865	913	—	—
	$26,945	$6,756	$2,341	$1,256	$17,592

Convertible Note.  On July 31, 2003, we entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2,000,000 and a five-year warrant to purchase up to 125,000 shares of our common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15,000 shares. The Convertible Note is convertible, at Laurus’s option, into shares of our common stock at a per share price of $2.33.  Laurus is not entitled to convert the amount evidenced by the Convertible Note into a number of shares of common stock which would exceed the difference between the number of shares of common stock beneficially owned by Laurus and 4.99% of the outstanding shares of our common stock.  However, Laurus may acquire more than 4.99% of our outstanding common stock upon 75 days notice to the Company. Through June 30, 2004, Laurus has converted $582,500 into 250,000 shares of our common stock.  In accordance with the letter agreement dated June 1, 2004, between us, Applied Digital and Laurus, Laurus sold 150,000 of the common shares to Applied Digital.  As of June 30, 2004 the principal balance of the Convertible Note was $846,000.  The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  We allocated $143,000 of the proceeds to the warrant issued.  The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and is being amortized to interest expense over the life of the Convertible Note.

In connection with the Convertible Note, we entered into a Security Agreement with Laurus granting to Laurus a lien and security interest in our assets.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur.  Furthermore, under a related registration rights agreement, the common stock underlying the Convertible Note is registered with the Securities and Exchange Commission.

Revolving Note and Minimum Borrowing Note.  On August 28, 2003, we entered into a Security Agreement with Laurus under which we may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, we issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. We used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full our credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%. The availability under the Revolving Note was $2.1 million at June 30, 2004.

Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus’s option, into shares of our common stock at a per price share of $2.64 (the “Fixed Conversion Price”).  The Fixed Conversion Price is adjusted upward following each conversion of $2,000,000, as defined.  Laurus is not entitled to convert the amount evidenced by the Minimum Borrowing Note and the Revolving Note into a number of shares of common stock which would exceed the difference between the number of shares of our common stock beneficially owned by Laurus or issuable upon the exercise of warrants held by Laurus and 4.99% of our outstanding shares of our common stock.  However, Laurus may acquire more than 4.99% of our outstanding common stock upon 75 days’ notice to us.  Additionally, the Securities Purchase Agreement includes default provisions should an Event of Default (as defined in the agreement) occur.  Furthermore, under a related registration rights agreement, the common stock underlying the Revolving Note and Minimum Borrowing Note has been registered with the Securities and Exchange Commission.

We also issued to Laurus a five-year warrant to purchase up to 115,000 shares of our common stock. The per share exercise price of the warrant is $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. We allocated $133,000 of the proceeds to the warrant issued.   The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and is being amortized to interest expense over the life of the Revolving Note and Minimum Borrowing Note.

On June 1, 2004, we executed a letter agreement with Laurus and Applied Digital that amended certain terms of various transaction documents executed by us and Laurus in connection with the issuance by us of the Convertible Note, Revolving Note and Minimum Borrowing Note to Laurus.  The letter agreement provides that:

•      We agreed to not prepay any outstanding principal amounts evidenced by the Revolving Note and Minimum Borrowing Note.

•      Laurus agreed to waive any and all fees allegedly due to Laurus from us as a result of our failure to timely cause the shares underlying the Revolving Note and Minimum Borrowing Note to be registered.

•      Laurus shall convert the portion of the Revolving Note equal to 150,000 shares of our common stock a the fixed conversion price set forth in the Convertible Note and, as promptly as practicable following such conversion, Applied Digital shall purchase such shares at a purchase price equal to the volume weighted average price of our common stock for the three trading days prior to Laurus’ conversion.

•      Laurus shall not convert any of the outstanding principal balance on the Revolving Note, the Minimum Borrowing Note or any other obligation issued by us to Laurus in an amount that exceeds 25% of the aggregate dollar trading volume of our common stock for the thirty day trading period immediately preceding the delivery of a notice of conversion by Laurus to us.

•      Upon conversion of any of the outstanding principal balance on the Revolving Note, the Minimum Borrowing Note or any other obligations issued by us to Laurus, we and Applied Digital shall have the right to purchase all of the shares acquired by Laurus in such conversion at a price per share equal to the volume weighted average price of our common stock for the three trading days prior to Laurus’ conversion; and

•      Laurus shall not convert any portion of the Minimum Borrowing Note prior to repayment in full of all obligations outstanding under the Revolving Note.

Working Capital Loan.  On March 7, 2003, Signature Industries Ltd., our subsidiary in the United Kingdom, entered into a Loan Agreement with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force contract.  The loan bears interest at an annual rate equal to 2.25% above the base rate, as defined in the agreement (6.75% at June 30, 2004).  The base rate may vary from time to time.  On January 22, 2004, the agreement was amended to increase the loan amount to £1,000,000 ($1,807,000 as of June 30, 2004).  On June 10, 2004, the repayment terms of the Agreement were amended.  As amended, repayments shall be £200,000 due on July 31, 2004, £350,000 on August 31, 2004, £350,000 on September 30, 2004, and £100,000 on October 31, 2004.

Invoice Discounting Agreement.  On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,355,000 as of June ) at any given time.  RBS pays Signature the remainder of the receivables upon their collection.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible, and RBS may require Signature to repurchase these receivables.  The discounting charge accrues daily at an annual rate equal to 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement (6.75% at June 30, 2004).  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $32,000 are included in interest expense in the statement of operations for the six months ended June 30, 2004. The amount of receivables financed at June 30, 2004 was $0.7 million.

Stock Issuance to Applied Digital.  On March 1, 2004, we issued 3,000,000 shares of our common stock to Applied Digital pursuant to the stock purchase agreement with Applied Digital dated August 14, 2003.   The stock purchase agreement provided for Applied Digital to purchase 3,000,000 shares of our common stock at a price of $2.64 per share and a warrant to purchase up to 1,000,000 shares of our common stock.  The warrant is exercisable for five years beginning February 1, 2004 at an exercise price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The purchase price for the sale of our 3,000,000 shares and the warrant was payable in shares of Applied Digital common stock having an aggregate value of $7.92 million.  The number of shares of Applied Digital common stock received by Digital Angel Corporation as payment of the purchase price was 1,980,000 shares (as adjusted for a subsequent one-for-10 reverse stock split of Applied Digital’s common stock), exclusive of the proceeds on exercise of the warrant.   We expect to generate cash by selling the shares of Applied Digital common stock.  In the six months ended June 30, 2004, we had sold 910,000 shares of Applied Digital common stock, resulting in aggregate net proceeds of approximately $2.7 million.

As part of this transaction , we issued five-year warrants to purchase up to 500,001 shares of our common stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the Applied Digital 8.5% Convertible Exchangeable Debentures.

During the six months ended June 30, 2004, we received aggregate proceeds of $1.0 million on the exercise of stock options.

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

We have recently experienced numerous changes with respect to our senior management. On September 4, 2003, Randolph K. Geissler resigned as Chief Executive Officer of Digital Angel Corporation after serving in such position since the March 2002 merger between Digital Angel Corporation and Medical Advisory Systems. From September 2000 until March 2002, Mr. Geissler served as Chief Executive Officer of Digital Angel Corporation, one of the predecessor corporations to our Company.

Following Mr. Geissler’s resignation, our Board appointed Kevin McLaughlin as the interim Chief Executive Officer of Digital Angel Corporation while we conducted a formal search for a permanent Chief Executive Officer. At the time of his appointment as interim Chief Executive Officer, Mr. McLaughlin was serving as President and Chief Operating Officer of Applied Digital. On November 3, 2003, we announced that we had agreed to appoint Van Chu as Chief Executive Officer. At the time of this announcement, Mr. Chu was Chief Executive Officer of OuterLink Corporation, a company that was acquired by Digital Angel Corporation in a merger on January 22, 2004. Mr. Chu assumed his duties as our Chief Executive Officer on November 7, 2003.

Mr. Chu was terminated as Chief Executive Officer of the Company on January 12, 2004, the Company’s board of directors appointed Kevin N. McGrath as President and Chief Executive Officer of the Company.

Because we depend heavily on the skills of those persons holding senior management positions, the loss of any senior executive could materially adversely affect our financial results. These senior executives, in many cases, have strong relationships with our customers and suppliers. Therefore, the loss of the services of such senior executives or any general instability in the composition of our senior management could have a negative impact on our relationship with these customers and suppliers. We cannot ensure that we will be able to retain our senior executives and this uncertainty could have a material negative impact on our business.

As of June 30, 2004, our majority stockholder, Applied Digital owned 68.4% of our common stock. Thus, it is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of June 30, 2004, Applied Digital was the beneficial owner of 68.4% of our common stock. It controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions. Applied Digital has the ability to exercise control over us. Applied Digital may support actions that are contrary to or conflict with the interests of the other stockholders.

Our stockholders will experience dilution if Laurus Master Fund exercises its right to convert certain debt owed by us into shares of our common stock.

On July 31, 2003, we issued to Laurus Master Fund a two-year secured convertible note in the original principal amount of $2,000,000. The secured convertible note is convertible, at Laurus Master Fund’s option, into shares of our common stock at a per share price of $2.33. In connection with the issuance of the secured convertible note, we also issued to Laurus Master Fund a five-year warrant to purchase 125,000 shares of our common stock at exercise prices ranging from $2.68 to $3.38 per share.

On August 28, 2003, we issued a three-year secured revolving convertible note in the principal amount of $3,500,000 and a three-year secured minimum borrowing convertible note in the principal amount of $1,500,000 to Laurus Master Fund. When the two-year secured convertible note is repaid in full, either in cash or by conversion into our common stock, each of these notes will be convertible, at Laurus Master Fund’s option, into shares of our common stock at $2.64 per share. In connection with the issuance of these notes, Laurus Master Fund also acquired a five-year warrant to purchase 115,000 shares of our common stock at exercise prices ranging from $2.55 to $2.95 per share.

Through June 30, 2004, Laurus Master Fund had converted $582,500 in principal amount of the two-year secured convertible note dated July 31, 2003 into 383,000 shares of our common stock. Our issuance of shares to Laurus Master Fund upon any other conversion of these notes or any exercise of the warrants may result in substantial dilution to other Digital Angel Corporation stockholders. In addition, Laurus Master Fund may offer and sell any and all of the shares of our common stock received in connection with conversion of the notes or exercise of the warrants at prices and times to be determined in its sole discretion. There is no independent or third-party underwriter involved in the offering of the shares of our common stock acquired by Laurus Master Fund, and there can be no guarantee that any disposition of those shares will be completed in a manner that is not disruptive to the trading market for our common stock.

Our stockholders will experience dilution upon conversion of the Series A Preferred Stock issued by us in the OuterLink Corporation acquisition.

On January 22, 2004, we acquired OuterLink Corporation of Concord, Massachusetts, in a merger. As consideration for the merger, we issued 100,000 shares of our Series A Preferred Stock in exchange for all of the issued and outstanding shares of OuterLink’s capital stock. The Series A Preferred Stock is convertible into 4,000,000 shares of our common stock when the volume-weighted average price of our common stock equals or exceeds $4.00 per share for 10 consecutive trading days. The issuance of our common stock upon any conversion of the Series A Preferred Stock issued to the OuterLink stockholders would result in dilution to our current stockholders.

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

To secure the payment of all debts, liabilities and obligations owed to Laurus Master Fund, we have granted to Laurus Master Fund a security interest in and lien upon all of our property and assets, whether real or personal, tangible or intangible, whether now owned or hereafter acquired, or in which we now have, or at any time in the future may acquire, any right, title or interest. The occurrence of an event of default under the convertible note, minimum borrowing note or revolving note would subject us to foreclosure by Laurus Master Fund on substantially all of our assets to the extent necessary to repay any amounts due. Any such default and resulting foreclosure will have a material adverse effect on our financial condition.

Our earnings will decline if we write off additional goodwill and other intangible assets.

As of June 30, 2004, we had goodwill of $49.0 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, we performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million. Accordingly, we recorded an impairment charge of $3.0 million in the fourth quarter of 2003, which is included as an asset impairment charge in the 2003 statement of operations. During the fourth quarter of 2002, we recorded an impairment charge of $57.4 million for goodwill at our GPS and Radio Communications and Medical Systems reporting units.

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

The exercise of outstanding options and warrants may adversely affect the market price of our common stock.

As of June 30, 2004, we had 10,142,000 options and 3,029,000 warrants outstanding to purchase from us a total of 13,171,000 shares of common stock at exercise prices ranging from $0.50 to $10.50 per share. In addition, as of June 30, 2004, we had 4,479,000 additional shares of common stock which may be issued in the future under our stock option plans. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred a net loss of $5.7 million for the six months ended June 30, 2004.  In addition, we incurred net losses of $9.5 million, $92.4 million, $17.4 million in the years ended December 31, 2003, 2002 and 2001, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and an $18.7 million charge arising from the remeasurement of options in connection with the merger. No assurance can be given as to when we will achieve profitability, if at all. Profitability depends on many factors, including the success of our marketing programs, our maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

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

We are also subject to federal, state and local regulation in the United States, including regulation by the U.S. Food and Drug Administration, the U.S. Federal Communications Commission, the Federal Aviation Authority and the U.S. Department of Agriculture, and to regulation in other countries. We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets. We are required to obtain regulatory approval before marketing most of our products. The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products. Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

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

We rely solely on a production arrangement with Raytheon Microelectronics Espana, SA for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations. In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production. Moreover, if Raytheon terminates our production arrangement, we cannot assure that the assembly of our microchips from another source would be on comparable or acceptable terms. The failure to make such an alternative production arrangement could have an adverse effect on our business.

We depend on principal customers.

For the six months ended June 30, 2004, we had one customer which accounted for 11.5% of our consolidated revenue, and our four largest customers, in the aggregate, accounted for 30.2% of our consolidated revenue. For the year ended December 31, 2003, we had one customer that accounted for 11.8% of our consolidated revenues, and our four largest customers accounted for, in the aggregate, 30.9% of our consolidated revenues.  Our subsidiary, Signature Industries, Ltd., is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We compete with other companies in the visual and electronic identification market, and the products sold by our competitors could become more popular than our products or render our products obsolete.

The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation and that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc.

In addition, other companies could enter this line of business in the future. Certain of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and these competitors may develop or market technologies and products that are more widely accepted than ours or that would render our products obsolete or noncompetitive.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.

Wurts Litigation

In February 2003, an action was filed in the Middlesex County Superior Court in the Commonwealth of Massachusetts.  Our subsidiary, OuterLink Corporation, as well as a significant stockholder of OuterLink and a principal of the significant stockholder were named as defendants.  The complaint alleged breach of an August 25, 1999 employment contract.  The plaintiff was President and CEO of OuterLink Corporation from July 1999 through August 2002.  The Complaint sought damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination.  This matter was settled in July 2004 in consideration for a cash payment of $250,000.

E-Research Litigation

In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding against U.S. Bank National Association (“US Bank”), subsequently intervened in by us in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey.  This suit was commenced to pursue alleged damages of approximately $350,000 due to alleged failure by us and US Bank’s alleged failure to register transfers of restricted Digital Angel shares sold by ERT in May 2002.  This matter was settled prior to trial without either party paying any amounts to the other party.

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

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida.  The plaintiff filed the lawsuit against the Unites States of America as the operator of the ship on which the plaintiff served.  He alleged that the United States had contracted with Medical Advisory Systems to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting to injury to the plaintiff.  Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action.  On April 14, 2004, the United States served Medical Advisory Systems with a third part complaint in Admirality in which it alleged that Medical Advisory Systems is liable to it for all or part of the plaintiff’s claim in that Medical Advisory Systems and/or its employee/physician rendering the medical advice was negligent.  In response, on May 12, 2004, Medical Advisory Systems filed a motion to dismiss the third party complaint.  Given the very early stage of the lawsuit, the ultimate outcome of this proceeding cannot be predicted at this time.  We are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operations or cash flows.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 13, 2004, the Company issued 10,000 shares of common stock to Mr. Ronald Dunbar for services rendered in connection with recruiting Mr. Kevin N. McGrath to be director of the Company.  The shares were issued in an exempt transaction under, among other exemptions, section 4(2) of the Securities Act of 1933, as amended.  Mr. Dunbar received no other fee or compensation in connection with Mr. McGrath becoming a director of the Company.

On April 13, 2004, the Company issued 15,309 shares of common stock to Mpact Communications, Inc.  The shares were issued in an exempt transaction under, among other exemptions, section 4(2) of the Securities Act of 1933, as amended and relate to services provided in April 2002 to support the initial launch of the first Digital Angel product

Item 4.    Submission of Matters to A Vote of Securityholders

At the Annual Meeting of Stockholders held on May 6, 2004, the following proposals were adopted by the margins indicated:

PROPOSAL 1 – ELECTION OF DIRECTORS

The following persons were elected as directors of the Company:

Scott R. Silverman	John R. Block
Kevin N. McGrath	Kevin H. McLaughlin
Howard S. Weintraub	Michael S. Zarriello

No fewer than 29,215,428 shares were voted in favor of, no more than 2,609,976 shares were voted against and no shares abstained from voting on the proposed directors.

PROPOSAL 2 – APPROVAL OF AMENDMENT TO 2002 TRANSITION STOCK OPTION PLAN

The following is the result of the stockholders’ vote on the amendment to the 2002 Transition Stock Option Plan:

For	Against	Abstain

24,532,183	1,035,289	16,705

PROPOSAL 3 – RATIFICATION OF OPTIONS GRANTED OUTSIDE OF 2002 TRANSITION STOCK OPTION PLAN

The following is the result of the stockholders’ vote on the ratification of options granted outside the 2002 Transition Stock Option Plan:

For	Against	Abstain

24,471,662	1,081,147	31,368

PROPOSAL 4 – RATIFICATION OF APPOINTMENT OF EISNER, LLP

The following is the result of the stockholders’ vote on the ratification of the appointment of Eisner, LLP as independent auditors:

For	Against	Abstain

31,699,977	49,172	76,755

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

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the three months ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

(i)            On June 2, 2004 the Company filed a Current Report on Form 8-K dated June 1, 2004 to report the execution of a Letter Agreement between the Company and Laurus Master Fund .

(ii)           On May 3, 2004 the Company filed a Current Report on Form 8-K dated May 3, 2004 to report the Company’s first quarter financial results.

(iii)          On April 23, 2004 the Company filed a Current Report on Form 8-K dated April 19, 2004 to report the completion of the sale of certain assets of the Company’s Medical Systems segment.

(iv)          On April 12, 2004 the Company filed a Current Report on Form 8-K dated April 8, 2004 to announce the sale of certain assets of the Company’s Medical Systems segment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: August 3, 2004	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer