Form 10-Q
period 2004-09-30
DIGITAL ANGEL CORP
filed 2004-11-02
CIK 771252

As filed with the Securities and Exchange Commission on November 2, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

or

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

Yes  ☐    No  ☒

As of the close of business on October 29, 2004, there were 33,267,053 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash	$307	$894
Restricted cash	650	765
Applied Digital common stock	2,343	—
Accounts receivable (net of allowance for doubtful accounts of $239 in 2004 and $212 in 2003)	5,456	3,400
Inventories	6,805	6,543
Other current assets	1,229	785
Net assets from discontinued operations	101	1,251
Total Current Assets	16,891	13,638

Property And Equipment, net	5,985	6,528

Goodwill and Other Intangible Assets, net	53,170	45,119

Other Assets, net	1,157	942

	$77,203	$66,227

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt and notes payable	$3,942	$5,008
Accounts payable	4,851	5,226
Accrued expenses and other current liabilities	3,502	3,201
Deferred revenue	1,446	1,144
Due to Applied Digital	63	347
Total Current Liabilities	13,804	14,926

Long-Term Debt And Notes Payable	2,300	2,818

Deferred Revenue	700	—

Total Liabilities	16,804	17,744

Commitments And Contingencies (See Note 11)

Minority Interest	136	—

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2002, of $1.75 par value, 100 shares issued and outstanding in 2004 and 0 issued and outstanding in 2003	175	—
Common stock: Authorized 95,000 shares, of $.005 par value; 33,047 shares issued and 32,997 shares outstanding in 2004 and 28,891 shares issued and 28,841 outstanding in 2003	165	144
Additional paid-in capital	189,753	171,909
Accumulated deficit	(129,777)	(123,517)
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive loss	(10)	(10)
Total Stockholders’ Equity	60,263	48,483

	$77,203	$66,227

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Product revenue	$10,668	$7,361	$30,582	$25,090
Service revenue	512	650	1,439	1,476
Total net revenue	11,180	8,011	32,021	26,566

Cost of products sold	5,871	4,524	17,479	14,970
Cost of services sold	293	—	841	55

Gross profit	5,016	3,487	13,701	11,541

Selling, general and administrative expenses	4,435	4,193	13,162	11,992
Research and development expenses	731	1,551	2,250	3,634

Operating loss	(150)	(2,257)	(1,711)	(4,085)

Interest income	9	8	25	8
Interest expense	(254)	(218)	(757)	(472)
Realized and unrealized losses on Applied Digital common stock	(279)	—	(2,891)	—
Other income	25	42	83	120

Loss before minority interest share of (income)losses and discontinued operations	(649)	(2,425)	(5,251)	(4,429)

Minority interest share of (income) losses	(133)	91	(136)	201

Net loss from continuing operations	(782)	(2,334)	(5,387)	(4,228)

Income (loss) from discontinued operations	255	(306)	(873)	(679)

Net loss	$(527)	$(2,640)	$(6,260)	$(4,907)

Loss per common share-basic and diluted:

Loss from continuing operations	(0.02)	(0.09)	(0.17)	(0.16)
Income (loss) from discontinued operations	0.01	(0.01)	(0.03)	(0.02)
Net loss per common share –basic and diluted	$(0.01)	$(0.10)	$(0.20)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	32,892	26,993	32,036	26,839

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2004

(In Thousands)

(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount

Balance — December 31, 2003	—	$—	28,891	$144	$171,909	$(123,517)	$(43)	$(10)	$48,483
Net loss	—	—	—	—	—	(6,260)	—	—	(6,260)
Comprehensive loss —Foreign currency translation			—	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—	(6,260)	—	—	(6,260)
Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	8,300
Issuance of common stock to Applied Digital	—	—	3,000	15	7,905	—	—	—	7,920
Conversion of debt into stock	—		300	2	697	—	—	—	699
Shares cancelled on settlement with vendor	—	—	(23)	—	—	—	—	—	—
Issuance of stock for services	—	—	10	—	31	—	—	—	31
Exercise of stock options	—	—	869	4	1,086	—	—	—	1,090

Balance — September 30, 2004	100	$175	33,047	$165	$189,753	$(129,777)	$(43)	$(10)	$60,263

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities
Net loss from continuing operations	$(5,387)	$(4,228)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(873)	(679)
Equity-based compensation	31	25
Amortization of debt discount and deferred financing costs	276	41
Depreciation and amortization	1,501	1,310
Minority interest	136	(201)
Loss on Applied Digital common stock	2,891	—
Loss on disposal of equipment	1	21
Change in assets and liabilities:
Decrease (increase) in restricted cash	53	(717)
Increase in accounts receivable	(1,539)	(1,835)
Decrease (increase) in inventories	5	(1,370)
(Increase) decrease in other current assets	(364)	773
Increase in other assets	(270)	(358)
(Decrease) increase in due to Applied Digital	(284)	54
(Decrease) increase in accounts payable, accrued expenses and deferred revenue	(2)	3,394
Net cash provided by discontinued operations	154	300
Net Cash Used In Operating Activities	(3,671)	(3,470)

Cash Flows From Investing Activities
Proceeds from sale of Applied Digital common stock	2,687	—
Proceeds from the sale of assets	18	—
Payments for property and equipment	(369)	(761)
Acquisition costs, net of cash acquired	(27)	—
Net cash provided by (used in) discontinued operations	1,730	(8)
Net Cash Provided By (Used In) Investing Activities	4,039	(769)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	28,295	24,886
Amounts paid on line of credit	(28,927)	(22,897)
Payments on notes payable and long-term debt	(398)	(61)
Proceeds from notes payable and long-term debt	—	2,584
Exercise of stock options	1,090	246
Payments for financing costs	(101)	(461)
Net cash used in discontinued operations	(910)	(27)
Net Cash (Used In) Provided By Financing Activities	(951)	4,270

Effect of Exchange Rate Changes on Cash	(4)	(235)

Net Decrease In Cash	(587)	(204)

Cash - Beginning Of Period	894	206

Cash - End Of Period	$307	$2

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                      Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital. In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, Applied Digital contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary at the time of the contribution. These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”). As a result of this contribution by Applied Digital, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% subsidiary.  As of September 30, 2004, Signature Industries, Limited is a 91% subsidiary of the Company.  Prior to the merger with DATC, Applied Digital owned 850,000 shares of MAS stock, representing approximately 16.3% of the outstanding stock of MAS. (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries). In the merger, the shares of DATC owned by Applied Digital were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, Applied Digital owned 19,600,000 shares or 77.15% of the Company’s common stock. The merger was treated as a reverse acquisition for accounting purposes, with AWG treated as the accounting acquirer.

The accompanying unaudited condensed consolidated financial statements of Digital Angel Corporation and subsidiaries as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2003 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2003 periods have been reclassified for comparative purposes.

The Company develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments: Animal Applications, GPS and Radio Communications and Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment.  On April 19, 2004, Digital Angel Corporation sold certain assets of its Medical Systems segment’s medical services business.  Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists and did not include the land and building used by this operation.  The Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the sale of the land and buildings, after paying off the related building mortgage, was approximately $0.4 million.

Animal Applications—develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide.  The positive identification and tracking of cattle and hogs are crucial for asset management and for disease control and food safety. In addition to the visual ear tags, which have been sold by the Company since the late 1940’s, Animal Applications utilizes radio frequency transmission technologies in its electronic ear tags and implantable microchips.

GPS and Radio Communications-consists of the design, manufacture and support of GPS enabled equipment. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Technology development in this segment includes the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors and position location technology (including global positioning systems (GPS) and other systems).

2.                                      Principles of Consolidation

The September 30, 2004 and 2003 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (OuterLink Corporation from the date of acquisition on January 22, 2004).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services, which generally provide for service on a month-to month basis and from the sale of related products to customers (communication terminals and software).  OuterLink Corporation’s messaging service is only available through use of its products, such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, currently 30 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net loss	$(527)	$(2,640)	(6,260)	$(4,907)
Stock-based employee compensation expense in reported net loss, net of related tax effects	—	—	31	25
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(2,024)	(1,548)	(5,647)	(4,906)
Pro forma net loss	$(2,551)	$(4,188)	$(11,876)	$(9,788)

Loss per share -basic and diluted
As reported	$(0.01)	$(0.10)	$(0.20)	$(0.18)
Pro forma	$(0.08)	$(0.16)	$(0.37)	$(0.36)

5.                                      Inventory (in thousands)

	September 30, 2004	December 31, 2003
Raw materials	$3,264	$1,976
Work in process	127	94
Finished goods	5,402	6,294
	8,793	8,364
Allowance for excess and obsolescence	(1,988)	(1,821)
Net inventory	$6,805	$6,543

6.                                      Stock Exchange with Applied Digital

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.  The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “Applied Digital Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock.  As of September 30, 2004, the Company had sold 910,000 shares of Applied Digital common stock.  The Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the nine months ended September 30, 2004 the Company recorded realized losses of $1.0 million on the 910,000 shares of Applied Digital common stock sold and unrealized losses of $1.9 million on the remaining 1,070,000 shares held by the Company.  Fair value of the Applied Digital common stock was determined by quoted values reported on NASDAQ.  On October 14, 2004 the Company sold the remaining 1,070,000 shares for net cash proceeds of $4.0 million.  The Company recorded a gain of $1.7 million on the sale of the remaining shares of Applied Digital common stock.

7.                                      Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002.  The Medical Systems segment was one of our reporting units in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and nine-months ended September 30, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Product revenue	$—	$139	$204	$726
Service revenue	—	195	223	811
Total revenue	—	334	427	1,537
Cost of products sold	—	63	87	321
Cost of services sold	—	239	317	832
Total cost of products and services sold	—	302	404	1,153
Gross profit	—	32	23	384
Selling, general and administrative expenses	35	303	1,081	959
Other (income) expense	(290)	35	(185)	104
Income (loss) from discontinued operations	$255	$(306)	$(873)	$(679)

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

The net assets of discontinued operations as September 30, 2004 and December 31, 2003, were comprised of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Assets
Accounts receivable, net	$19	$453
Inventory	—	46
Other current assets	—	43
Property and equipment, net	—	1,137
Goodwill and other intangible assets, net	—	489
Other assets	135	163
Total Assets	$154	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$—	$910
Accounts payable	—	71
Accrued expenses and deferred revenue	53	99
Total Liabilities	$53	$1,080

Net Assets	$101	$1,251

8.                                      Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(527)	$(2,640)	$(6,260)	$(4,907)
Denominator:
Denominator for basic loss per share -
Weighted-average shares	32,892	26,993	32,036	26,839
Denominator for diluted loss per share (1)-	32,892	26,993	32,036	26,839
Basic and diluted loss per share	$(0.01)	$(0.10)	$(0.20)	$(0.18)

(1) Potentially dilutive securities are excluded from the computation of diluted loss per share because to do so would have been anti-dilutive.

9.                                      Segment Information

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segments: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems.  With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments: Animal Applications, GPS and Radio Communications and Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment.  Prior period segment information has been restated to reflect the Company’s current segment structure. On April 19, 2004, Digital Angel Corporation sold certain assets of its Medical Systems segment’s medical services business.  Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists and did not include the land and building used by this operation.  The Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the sale of the land and buildings, after paying off the related building mortgage, was approximately $0.4 million.

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data as of and for the three months ended September 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,303	$5,365	$—	$10,668
Service	212	300	—	512
Total revenue	$5,515	$5,665	$—	$11,180

Income (loss) before minority interest share of losses (income) and discontinued operations	$(777)	$128	$—	$(649)

Total assets	$59,743	$17,359	$101	$77,203

In the three month period ended September 30, 2004, one customer accounted for approximately 20.7% of our Animal Applications revenue and one customer accounted for approximately 32.5% of our GPS and Radio Communications revenue.

Following is the selected segment data as of and for the three months ended September 30, 2003 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$4,835	$2,526	$—	$7,361
Service	525	125	—	650
Total revenue	$5,360	$2,651	$—	$8,011

Income (loss) before minority interest share of losses (income) and discontinued operations	$(1,258)	$(1,167)	$—	$(2,425)

Total assets	$61,709	$6,738	$2,473	$70,920

In the three month period ended September 30, 2003, four customers accounted for approximately 22.3%, 16.6%, 13.7%, and 12.8% of our Animal Applications revenue.

Following is the selected segment data as of and for the nine months ended September 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$18,091	$12,491	$—	$30,582
Service	609	830	—	1,439
Total revenue	$18,700	$13,321	$—	$32,021

Income (loss) before minority interest share of losses (income) and discontinued operations	$(3,859)	$(1,392)	$—	$(5,251)

Total assets	$59,743	$17,359	$101	$77,203

In the nine month period ended September 30, 2004, one customer accounted for approximately 18.9% of our Animal Applications revenue and one customer accounted for 16.4% of our GPS and Radio Communications revenue.

Following is the selected segment data as of and for the nine months ended September 30, 2003 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$17,157	$7,933	$—	$25,090
Service	1,192	284	—	1,476
Total revenue	$18,349	$8,217	$—	$26,566

Income (loss) before minority interest share of losses (income) and discontinued operations	$(737)	$(3,692)	$—	$(4,429)

Total assets	$61,709	$6,738	$2,473	$70,920

In the nine month period ended September 30, 2003, two customers accounted for approximately 18.2% and 11.5% of our Animal Applications revenue.

10.                               Acquisition

The following describes the acquisition by the Company (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Series A Preferred Stock	Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
OuterLink Corporation	1/22/04	$8,501	$8,300	100	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

On January 22, 2004, the Company acquired OuterLink Corporation.  OuterLink Corporation became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.  The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are being amortized over periods ranging from 4 to 8 years.  Amortization recorded in the three and nine month periods ended September 30, 2004 were $0.1 million and $0.5 million, respectively.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million.  The Series A preferred stock is convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.

The valuation of the stock is primarily based on historical trading history and stock prices of the Company’s common stock and a marketability discount of 30%.  The acquisition costs consist of legal and accounting related services that were direct costs of acquiring these assets.

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

The results of OuterLink Corporation have been included in the consolidated financial statements since the date of acquisition of January 22, 2004.  Unaudited pro forma results of operations for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004 and 2003, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands)	For the three-months ended September 30, 2003
Net revenue	$8,438
Net loss	$(3,388)
Net loss per common share - basic and diluted	$(0.13)

	For the nine-months ended September 30,
(In thousands)	2004	2003
Net revenue	$32,108	$27,588
Net loss	$(6,963)	$(7,843)
Net loss per common share - basic and diluted	$(0.22)	$(0.29)

11.                               Contingencies

Electronic Identification Devices Litigation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against the Company in the United States District Court for the Western District of Texas.  This action sought a declaration of patent non-infringement relating to the Company’s patented syringe implantable identification transponder.  The lawsuit alleged that EID has developed a new transponder that it believed did not infringe on the Company’s patent.  The lawsuit acknowledged that the Company obtained a Judgment of infringement and two contempt orders against EID based on selling certain systems that infringed the Company’s patent in 1997, 1998 and 1999.  On September 17, 2004 the United States District Court for the Western District of Texas dismissed EID’s cause of action.

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida.  The plaintiff filed the lawsuit against the Unites States of America as the operator of the ship on which the plaintiff served.  He alleged that the United States had contracted with Medical Advisory Systems to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting to injury to the plaintiff.  Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action.  On April 14, 2004, the United States served Medical Advisory Systems with a third party complaint in Admirality in which it alleged that Medical Advisory Systems is liable to it for all or part of the plaintiff’s claim in that Medical Advisory Systems and/or its employee/physician rendering the medical advice was negligent.  In response, on May 12, 2004, Medical Advisory Systems filed a motion to dismiss the third party complaint.  The matter is presently scheduled for trial in April 2005.  The ultimate outcome of this proceeding cannot be predicted at this time.  The Company is currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operations or cash flows.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit (Court File No. 04-4545MJD/JGL) claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”).  This suit (Court File No. 04-4544ADM/AJB) claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.

12.                               Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2004	2003
Interest paid	$378	$570
Taxes paid	—	3
Non-cash activity:
Issuance of preferred stock for business acquisition	$8,300	—
Issuance of common stock for Applied Digital common stock	7,920	—
Conversion of debt into common stock	699	—
Warrants issued in connection with financing arrangements	—	277

13.                               Related Party Activity

In 2003, Applied Digital charged the Company for research expenses and directors and officers insurance.  Amounts due to Applied Digital were offset by receivables due from Applied Digital resulting from the Distribution and Licensing Agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital.  At September 30, 2004, these transactions resulted in a net amount due to Applied Digital of $0.1 million.

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $0.1 million for each of the nine months ended September 30, 2004 and 2003.

14.                               Subsequent Event

On October 12, 2004, the FDA issued a letter stating that VeriChipTM has been cleared for medical applications in the United States.  The FDA’s clearance follows the completion of a de novo application review of the product.  Digital Angel Corporation is the manufacturer of VeriChipTM, and has licensed the technology to VeriChip Corporation, a wholly-owned subsidiary of Applied Digital, for human applications.

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

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine months ended September 30, 2004 and 2003 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	%	%	%	%
Product revenue	95.4	91.9	95.5	94.4
Service revenue	4.6	8.1	4.5	5.6
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	52.5	56.5	54.6	56.4
Cost of services sold	2.6	0.0	2.6	0.2
Total cost of products and services sold	55.1	56.5	57.2	56.6
Gross profit	44.9	43.5	42.8	43.4
Selling, general and administrative expenses	39.7	52.3	41.1	45.1
Research and development expenses	6.5	19.4	7.0	13.7
Operating loss	(1.3)	(28.2)	(5.3)	(15.4)
Interest income	0.1	0.1	0.1	0.0
Interest expense	(2.3)	(2.7)	(2.4)	(1.8)
Loss on Applied Digital common stock	(2.5)	0.0	(9.0)	0.0
Other income	0.2	0.5	0.2	0.5
Loss before minority interest share of losses and discontinued operations	(5.8)	(30.3)	(16.4)	(16.7)
Minority interest share of (income) losses	(1.2)	1.1	(0.4)	0.8
Net loss from continuing operations	(7.0)	(29.2)	(16.8)	(15.9)
Income (loss) from discontinued operations	2.3	(3.8)	(2.7)	(2.6)
Net loss	(4.7)	(33.0)	(19.5)	(18.5)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenue

Revenue for the three months ended September 30, 2004 increased $3.2 million, or 39.6%, to $11.2 million when compared to $8.0 million in revenue for the three months ended September 30, 2003.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Animal Applications	$5,515	$5,360
GPS and Radio Communications	5,665	2,651
Total	$11,180	$8,011

The Animal Applications segment’s revenue increased $0.2 million, or 2.9%, in the three months ended September 30, 2004 compared to $5.4 million in the three month period ended September 30, 2003. The increase is the result of increased sales to companion animal customers in 2004, offset by decreased sales to our fish and wildlife customers.

The GPS and Radio Communications segment’s revenue increased $3.0 million, or 113.7%, in the three months ended September 30, 2004 compared to the three month period ended September 30, 2003. The increase primarily relates to increased revenue at our subsidiary, Signature Industries, related to the shipments of the G2R pilot locator beacon to fulfill a contract with the government of India.  OuterLink Corporation revenue was $0.5 million for the three months ended September 30, 2004.  OuterLink Corporation was acquired on January 22, 2004 and is not included in our results for the three months ended September 30, 2003.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended September 30, 2004 was $5.0 million, an increase of $1.5 million, or 43.8%, compared to $3.5 million in the three month period ended September 30, 2003. As a percentage of revenue, the gross profit margin was 44.9% and 43.5% for the three months ended September 30, 2004 and 2003, respectively.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Animal Applications	$2,155	$2,076
GPS and Radio Communications	2,861	1,411
Total	$5,016	$3,487

Gross profit margin from operations for each operating segment was:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
	%	%
Animal Applications	39.1	38.7
GPS and Radio Communications	50.5	53.2

The Animal Applications segment’s gross profit increased $0.1 million, or 3.8%, in the three month period ended September 30, 2004 compared to $2.1 million in the three months ended September 30, 2003.  The gross margin percentage increased to 39.1% in the three month period ended September 30, 2004 as compared to 38.7% in the three month period ended September 30, 2003.  The gross margin percentage increase is the primarily the result of lower overhead expenses in 2004.

The GPS and Radio Communications segment’s gross profit increased $1.5 million, or 102.8%, in the three month period ended September 30, 2004 as compared to the three month period ended September 30, 2003.  The GPS and Radio Communications segment’s gross profit is attributable to increased gross profit at our subsidiary Signature Industries of $1.4 million as a result of the previously mentioned sales increase. The gross margin percentage decreased to 50.5% in the three month period ended September 30, 2004 as compared to 53.2% in the three month period ended September 30, 2003.  The gross margin decrease relates to low margins on OuterLink Corporation sales.  OuterLink Corporation gross profit was $0.1 million in the three months ended September 30, 2004. OuterLink Corporation was acquired in January 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.2 million, or 5.8%, in the three month period ended September 30, 2004 as compared to the three month period ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses were 39.7% and 52.3% for the three months ended September 30, 2004 and 2003, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Animal Applications	$1,944	$2,127
GPS and Radio Communications	2,491	2,066
Total	$4,435	$4,193

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended September 30, 2004	Three Months Ended September 30 2003
	%	%
Animal Applications	35.2	39.7
GPS and Radio Communications	44.0	77.9

The Animal Applications segment’s selling, general and administrative expenses decreased $0.2 million in the three month period ended September 30, 2004 as compared to $2.1 million in the three month period ended September 30, 2003 and as a percentage of revenue decreased to 35.2% from 39.7% in the same respective period.  The decrease in selling, general and administrative expense is primarily due to bank charges incurred in the three month period ended September 30, 2003 that were not incurred in the three month period ended September 30, 2004.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.4 million in the three month period ended September 30, 2004 as compared to $2.1 million in the three month period ended September 30, 2003.  The increase of $0.4 million results from increased expenses of $0.2 million at Signature Industries, $0.5 million of expense at OuterLink, which was acquired in January 2004, offset by a decrease of $0.3 million related to the scaleback of the Digital Angel TM technology development. As a percentage of revenue, selling, general and administrative expenses decreased to 44.0% in the three month period ended September 30, 2004 from 77.9% in the three month period ended September 30, 2003 primarily due to the increase in sales in the three months ended September 30, 2004.

Research and Development Expense

Research and development expense was $0.7 million in the three month period ended September 30, 2004, a decrease of $0.8 million, or 52.9%, from $1.6 million for the three month period ended September 30, 2003.  As a percentage of revenue, research and development expense was 6.5% and 19.4% for the three months ended September 30, 2004 and 2003, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Animal Applications	$539	$1,035
GPS and Radio Communications	192	516
Total	$731	$1,551

The decrease in the Animal Applications segment’s research and development expenses was due primarily to the completion of development of the BiothermoTM microchip and development of new reader technology in 2003. The decrease in the GPS and Radio Communications segment’s research and development expenses was due primarily to the continued scaleback of research and development on the Digital AngelTM technology and completion of development on Signature Industries’ pilot locator beacon.

Interest Expense

Interest expense was $0.3 million and $0.2 million for the three month periods ended September 30, 2004 and 2003, respectively.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of the proceeds which may be received when the warrant is exercised. The Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the quarter ended September 30, 2004, the Company did not sell any shares of Applied Digital common stock.  The Company recorded unrealized losses of $0.3 million in the quarter ended September 30, 2004.  Fair value of the Applied Digital common stock was determined by quoted values reported on the NASDAQ.  On October 14, 2004 the Company sold the remaining 1,070,000 shares for net cash proceeds of $4.0 million.  The Company recorded a gain of $1.7 million on the sale of the remaining shares of Applied Digital common stock.

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

In connection with exiting this activity, the Company recorded income of approximately $0.3 million in the three months ended September 30, 2004.  The Company sold the Medical Systems segment’s land and buildings in a separate transaction on July 30, 2004 for $1.5 million.  Net cash received on the land and building sale, after paying off the related building mortgage, was approximately $0.4 million.

The following discloses the income (loss) from discontinued operations for the three-months ended September 30, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended September 30,
	2004	2003
Product revenue	$—	$139
Service revenue	—	195
Total revenue	—	334
Cost of products sold	—	63
Cost of services sold	—	239
Total cost of products and services sold	—	302
Gross profit	—	32
Selling, general and administrative expenses	35	303
Other (income) expense	(290)	35
Income (loss) from discontinued operations	$255	$(306)

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenue

Revenue for the nine months ended September 30, 2004 increased $5.5 million, or 20.5%, to $32.0 million when compared to $26.6 million in revenue for the nine months ended September 30, 2003.

Revenue for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Animal Applications	$18,700	$18,349
GPS and Radio Communications	13,321	8,217
Total	$32,021	$26,566

The Animal Applications segment’s revenue increased $0.3 million, or 1.9%, in the nine months ended September 30, 2004 compared to $18.3 million in the nine month period ended September 30, 2003. The increase is due to increased sales in the nine months ended September 30, 2004 to companion animal customers of $0.9 million and livestock customers of $1.0 million, offset by decreased sales to our fish and wildlife customers of $1.6 million.

The GPS and Radio Communications segment’s revenue increased $5.1 million, or 62.1%, in the nine months ended September 30, 2004 compared to the nine month period ended September 30, 2003.  The increase primarily relates to increased revenue at our subsidiary, Signature Industries, related to the shipments of the G2R pilot locator beacon and increased sales in Signature’s Clifford and Snell division. OuterLink Corporation revenue was $1.2 million for the nine months ended September 30, 2004.  OuterLink Corporation was acquired on January 22, 2004 and is not included in our results for the nine months ended September 30, 2003.

Gross Profit and Gross Profit Margin

Gross profit for the nine month period ended September 30, 2004 was $13.7 million, an increase of $2.2 million, or 18.7%, compared to $11.5 million in the nine month period ended September 30, 2003. As a percentage of revenue, the gross profit margin was 42.8% and 43.4% for the nine months ended September 30, 2004 and 2003, respectively.

Gross profit for each operating segment was as follows (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Animal Applications	$7,289	$7,440
GPS and Radio Communications	6,412	4,101
Total	$13,701	$11,541

Gross profit margin for each operating segment was:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	%	%
Animal Applications	39.0	40.5
GPS and Radio Communications	48.1	49.9

The Animal Applications segment’s gross profit decreased $0.2 million, or 2.0%, in the nine month period ended September 30, 2004 compared to the nine months ended September 30, 2003 due to increased material cost slightly offset by lower freight costs in 2004.  The gross margin percentage decreased to 39.0% in the nine month period ended September 30, 2004 as compared to 40.5% in the nine month period ended September 30, 2003 due primarily due to increased material costs.

The GPS and Radio Communications segment’s gross profit increased $2.3 million, or 56.4%, in the nine month period ended September 30, 2004 compared to the nine months ended September 30, 2003 due to increased gross profit of $2.3 million at Signature Industries and $0.3 million at OuterLink.  OuterLink was acquired in January 2004.  The increases in gross profit were offset by a decrease of $0.3 million related to the scaleback of Digital Angel TM technology development.  The gross margin percentage decreased to 48.1% in the nine month period ended September 30, 2004 as compared to 49.9% in the nine month period ended September 30,

2003 due primarily to the addition of lower margin OuterLink Corporation sales in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million, or 9.8%, in the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003.  As a percentage of revenue, selling, general and administrative expenses were 41.1% and 45.1% for the nine months ended September 30, 2004 and 2003, respectively.

Selling, general and administrative expenses were as follows (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Animal Applications	$6,010	$5,561
GPS and Radio Communications	7,152	6,431
Total	$13,162	$11,992

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	%	%
Animal Applications	32.1	30.3
GPS and Radio Communications	53.7	78.3

The Animal Applications segment’s selling, general and administrative expenses increased $0.4 million in the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003 and as a percentage of revenue increased to 32.1% from 30.3% in the same respective period.  The increase relates primarily to additional legal, accounting and investor relation expenses in the nine months ended September 30, 2004.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.7 million in the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003.  This increase is primarily due to $1.4 million of OuterLink expense, $0.6 million of increased expense at our subsidiary, Signature Industries, offset by a decrease of $1.3 million related to the scaleback of Digital Angel TM technology development. OuterLink was acquired in January 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 53.7% in the nine month period ended September 30, 2004 from 78.3% in the nine month period ended September 30, 2003.

Research and Development Expense

Research and development expense was $2.2 million in the nine month period ended September 30, 2004, a decrease of $1.4 million, or 38.1%, from $3.6 million for the nine month period ended September 30, 2003.  As a percentage of revenue, research and development expense was 7.0% and 13.7% for the nine months ended September 30, 2004 and 2003, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Animal Applications	$1,715	$2,276
GPS and Radio Communications	535	1,358
Total	$2,250	$3,634

The decrease in the Animal Applications segment’s research and development expenses was due primarily to the completion of development of the BiothermoTM microchip and development of new reader technology. The decrease in the GPS and Radio Communications segment’s research and development expenses was due primarily to the continued scaleback of research and development on the Digital AngelTM technology and completion of development on Signature Industries’ pilot locator beacon.

Interest Expense

Interest expense was $0.8 million and $0.5 million for the nine months period ended September 30, 2004 and 2003, respectively. The increase relates to the amortization of deferred financing costs related to the financings in July and August of 2003.

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

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of the proceeds which may be received when the warrant is exercised.  As of September 30, 2004, the Company had sold approximately 910,000 shares of Applied Digital common stock.  The Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the nine months ended September 30, 2004, the Company recorded realized losses of $1.0 million on the approximately 910,000 shares of Applied Digital common stock sold and unrealized losses of $1.9 million on the 1,070,000 shares held by the Company.  Fair value of the Applied Digital common stock was determined by quoted values reported on the NASDAQ.  On October 14, 2004 the Company sold the remaining 1,070,000 shares for net cash proceeds of $4.0 million.  The Company recorded a gain of $1.7 million on the sale of the remaining shares of Applied Digital common stock.

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

In connection with the sale to MedAire, Inc., the Company recognized obligations and recorded a loss of approximately $0.6 million in the nine months ended September 30, 2004.  In addition, on July 30, 2004, the Company sold the Medical Systems segment’s land and building for $1.5 million. The Company recorded a gain of approximately $0.3 million on the sale of the land and buildings.  Net cash received on the sale of the land and building, after paying off the related building mortgage, was approximately $0.4 million.  The net loss recorded by the Company in the nine months ended September 30, 2004 in connection with exiting this activity was $0.3 million.

The following discloses the losses from discontinued operations for the nine-months ended September 30, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Nine-Months Ended September 30,
	2004	2003
Product revenue	$204	$726
Service revenue	223	811
Total revenue	427	1,537
Cost of products sold	87	321
Cost of services sold	317	832
Total cost of products and services sold	404	1,153
Gross profit	23	384
Selling, general and administrative expenses	1,081	959
Other (income) expense	(185)	104
Loss from discontinued operations	$(873)	$(679)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had cash of $0.3 million compared to $0.9 million at December 31, 2003.  In addition, at September 30, 2004 we held Applied Digital common stock of $2.3 million compared to $0.0 million at December 31, 2003.  Cash used in operating activities totaled $3.7 million and $3.5 million in the first nine months of 2004 and 2003, respectively.

In the first nine months of 2004, the use of cash was due primarily to the loss generated from operations and an increase in accounts receivable.  Accounts receivable, net of allowance for doubtful accounts, increased by $2.1 million, or 60.5%, to $5.5 million at September 30, 2004 from $3.4 million at December 31, 2003.  Approximately $0.5 million of the increase was accounts receivable acquired in the acquisition of OuterLink Corporation in January 2004.  Offsetting these uses of cash were depreciation and amortization of $1.5 million and realized and unrealized losses on Applied Digital common stock of $2.9 million.

Inventory levels increased by $0.3 million to $6.8 million at September 30, 2004 from $6.5 million at December 31, 2003 due to an increase in inventory at Signature Industries, Ltd. offset by decreased inventory at our Animal Applications segment.

Accounts payable decreased by $0.4 million to $4.8 million at September 30, 2004 from $5.2 million at December 31, 2003.

Accrued expenses and other current liabilities increased by $0.3 million, or 9.4%, to $3.5 million at September 30, 2004 from $3.2 million at December 31, 2003.  Accrued expenses acquired in the OuterLink acquisition totaled $0.6 million.

Investing activities provided cash of $4.0 million in the first nine months of 2004 and used cash of $0.8 million in the first nine months of 2003.  In the first nine months of 2004, cash provided was primarily from the sale of Applied Digital common stock and the sale of the Medical Systems segment’s assets. During the first nine months of 2004 and 2003, $0.4 million and $0.8 million was spent to acquire property and equipment, respectively.

Financing activities used cash of $1.0 million in the first nine months of 2004 and provided cash of $4.3 million in the first nine months of 2003.  In the nine months ended September 30, 2004, cash was used primarily for payments on our debt and line of credit, including net cash used in discontinued operations, of $1.9 million offset by proceeds from stock option exercises of $1.1 million.

Debt and Liquidity

The following table summarizes the Company’s fixed cash obligations as of September 30, 2004 over various future periods (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$6,387	$4,087	$117	$130	$2,053
Operating Leases	19,062	746	1,286	1,114	15,916
Employment Contracts	1,604	865	739	—	—
	$27,053	$5,698	$2,142	$1,244	$17,969

Convertible Note.  On July 31, 2003, we entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2,000,000 and a five-year warrant to purchase up to 125,000 shares of our common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15,000 shares. The Convertible Note is convertible, at Laurus’s option, into shares of our common stock at a per share price of $2.33.  Laurus is not entitled to convert the amount evidenced by the Convertible Note into a number of shares of common stock which would exceed the difference between the number of shares of common stock beneficially owned by Laurus and 4.99% of the outstanding shares of our common stock.  However, Laurus may acquire more than 4.99% of our outstanding common stock upon 75 days notice to the Company. Through September 30, 2004, Laurus has converted $699,000 into 300,000 shares of our common stock.  Subsequent to September 30, 2004, Laurus converted an additional $233,000 of principal into 100,000 shares of our common stock. Through September 30, 2004 Laurus sold 150,000 of the common shares to Applied Digital.  Subsequent to September 30, 2004 Laurus sold an additional 50,000 shares of our common stock to Applied Digital. As of September 30, 2004 the principal balance of the Convertible Note was $730,000.  The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  We allocated $143,000 of the proceeds to the warrant issued.  The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and is being amortized to interest expense over the life of the Convertible Note.

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

Revolving Note and Minimum Borrowing Note.  On August 28, 2003, we entered into a Security Agreement with Laurus under which we may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, we issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3,500,000 and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1,500,000. We used proceeds from the Revolving Note and Minimum Borrowing Note to satisfy in full our credit facility from Wells Fargo Business Credit.  The Revolving Note and Minimum Borrowing Note accrue interest at an annual rate equal to the prime rate plus 2.5%. As of September 30, 2004 the principal amount outstanding under the Revolving Note and Minimum Borrowing Note was $1.6 million.  The availability under the Revolving Note at September 30, 2004 was $2.1 million.

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

Working Capital Loan.  On March 7, 2003, Signature Industries Ltd., our subsidiary in the United Kingdom, entered into a Loan Agreement (“Working Capital Loan”) with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force contract.  The loan bears interest at an annual rate equal to 2.25% above the base rate, as defined in the agreement (7% at September 30, 2004).  The base rate may vary from time to time.  On January 22, 2004, the agreement was amended to increase the loan amount to £1,000,000 ($1,800,000 as of September 30, 2004).  On June 10, 2004, the repayment terms of the Agreement were amended.  Signature Industries, Ltd., repaid the principal balance of the Working Capital Loan on October 29, 2004.

Invoice Discounting Agreement.  On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,350,000 as of September 30, 2004) at any given time.  RBS pays Signature the remainder of the receivables upon their collection.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible, and RBS may require Signature to repurchase these receivables.  The discounting charge accrues daily at an annual rate equal to 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement (7% at September 30, 2004).  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $52,000 are included in interest expense in the statement of operations for the nine months ended September 30, 2004. The amount of receivables financed at September 30, 2004 was $0.7 million.

Stock Issuance to Applied Digital.  On March 1, 2004, we issued 3,000,000 shares of our common stock to Applied Digital pursuant to the stock purchase agreement with Applied Digital dated August 14, 2003.  The stock purchase agreement provided for Applied Digital to purchase 3,000,000 shares of our common stock at a price of $2.64 per share and a warrant to purchase up to 1,000,000 shares of our common stock.  The warrant is exercisable for five years beginning February 1, 2004 at an exercise price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The purchase price for the sale of our 3,000,000 shares and the warrant was payable in shares of Applied Digital common stock having an aggregate value of $7.92 million.  The number of shares of Applied Digital common stock received by Digital Angel Corporation as payment of the purchase price was 1,980,000 shares (as adjusted for a subsequent one-for-10 reverse stock split of Applied Digital’s common stock), exclusive of the proceeds on exercise of the warrant.  In the nine months ended September 30, 2004, we had sold 910,000 shares of Applied Digital common stock, resulting in aggregate net proceeds of approximately $2.7 million.  On October 14, 2004 we sold the remaining 1,070,000 shares for net cash proceeds of $4.0 million.  We recorded a gain of $1.7 million on the sale of the remaining shares of Applied Digital common stock.

As part of this transaction, we issued five-year warrants to purchase up to 500,001 shares of our common stock at an exercise price of $2.64 per share anytime on or after February 1, 2004 to the holders of the Applied Digital 8.5% Convertible Exchangeable Debentures.

During the nine months ended September 30, 2004, we received aggregate proceeds of $1.1 million on the exercise of stock options.

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

Mr. Chu was terminated as Chief Executive Officer of the Company on January 12, 2004 and the Company’s board of directors appointed Kevin N. McGrath as President and Chief Executive Officer of the Company.

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

As of September 30, 2004, our majority stockholder, Applied Digital owned 68.1% of our common stock. Thus, it is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of September 30, 2004, Applied Digital was the beneficial owner of 68.1% of our common stock. It controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions. Applied Digital has the ability to exercise control over us. Applied Digital may support actions that are contrary to or conflict with the interests of the other stockholders.

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

Through September 30, 2004, Laurus Master Fund had converted $699,000 in principal amount of the two-year secured convertible note dated July 31, 2003 into 300,000 shares of our common stock. Subsequent to September 30, 2004, Laurus Master Fund converted an additional $233,000 of principal into 100,000 shares of our common stock. Our issuance of shares to Laurus Master Fund upon any other conversion of these notes or any exercise of the warrants may result in substantial dilution to other Digital Angel Corporation stockholders. In addition, Laurus Master Fund may offer and sell any and all of the shares of our common stock received in connection with conversion of the notes or exercise of the warrants at prices and times to be determined in its sole discretion. There is no independent or third-party underwriter involved in the offering of the shares of our common stock acquired by Laurus Master Fund, and there can be no guarantee that any disposition of those shares will be completed in a manner that is not disruptive to the trading market for our common stock.

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

As of September 30, 2004, we had goodwill of $49.0 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, we performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million. Accordingly, we recorded an impairment charge of $3.0 million in the fourth quarter of 2003, which is included as an asset impairment charge in the 2003 statement of operations. During the fourth quarter of 2002, we recorded an impairment charge of $57.4 million for goodwill at our GPS and Radio Communications and Medical Systems reporting units.

We assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations.

The exercise of outstanding options and warrants may adversely affect the market price of our common stock.

As of September 30, 2004, we had 9,993,000 options and 3,029,000 warrants outstanding to purchase from us a total of 13,022,000 shares of common stock at exercise prices ranging from $0.50 to $10.50 per share. In addition, as of September 30, 2004, we had 4,504,000 additional shares of common stock which may be issued in the future under our stock option plans. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

We may continue to incur losses.

We incurred a net loss of $6.3 million for the nine months ended September 30, 2004.  In addition, we incurred net losses of $9.5 million, $92.4 million, $17.4 million in the years ended December 31, 2003, 2002 and 2001, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and an $18.7 million charge arising from the remeasurement of options in connection with the merger. No assurance can be given as to when we will achieve profitability, if at all. Profitability depends on many factors, including the success of our marketing programs, our maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

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

We depend on principal customers.

For the nine months ended September 30, 2004, we had one customer which accounted for 11.1% of our consolidated revenue, and our four largest customers, in the aggregate, accounted for 28.6% of our consolidated revenue. For the year ended December 31, 2003, we had one customer that accounted for 11.8% of our consolidated revenues, and our four largest customers accounted for, in the aggregate, 30.9% of our consolidated revenues.  Our subsidiary, Signature Industries, Ltd., is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

PART II    OTHER INFORMATION

Item 1.           Legal Proceedings.

Electronic Identification Devices Litigation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against the Company in the United States District Court for the Western District of Texas.  This action sought a declaration of patent non-infringement relating to the Company’s patented syringe implantable identification transponder.  The lawsuit alleged that EID has developed a new transponder that it believed did not infringe on the Company’s patent.  The lawsuit acknowledged that the Company obtained a Judgment of infringement and two contempt orders against EID based on selling certain systems that infringed the Company’s patent in 1997, 1998 and 1999.  On September 17, 2004 the United States District Court for the Western District of Texas dismissed EID’s cause of action.

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida.  The plaintiff filed the lawsuit against the Unites States of America as the operator of the ship on which the plaintiff served.  He alleged that the United States had contracted with Medical Advisory Systems to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting to injury to the plaintiff.  Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action.  On April 14, 2004, the United States served Medical Advisory Systems with a third party complaint in Admirality in which it alleged that Medical Advisory Systems is liable to it for all or part of the plaintiff’s claim in that Medical Advisory Systems and/or its employee/physician rendering the medical advice was negligent.  In response, on May 12, 2004, Medical Advisory Systems filed a motion to dismiss the third party complaint.  The matter is presently scheduled for trial in April 2005.  The ultimate outcome of this proceeding cannot be predicted at this time.  We are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operations or cash flows.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit (Court File No. 04-4545MJD/JGL) claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”).  This suit (Court File No. 04-4544ADM/AJB) claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.

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

(b) Reports on Form 8-K

During the three months ended September 30, 2004, the Company filed the following Current Reports on Form 8-K:

•

On July 1, 2004 the Company filed an Amendment to Current Report on Form 8-K dated April 19, 2004 to provide the pro forma financial information for the sale of certain assets of the Company’s Medical Systems segment

• On August 3, 2004 the Company filed a Current Report on Form 8-K dated August 3, 2004 to report the Company’s second quarter financial results.

•

On August 19, 2004 the Company filed a Current Report on Form 8-K dated August 19, 2004 to announce the Company’s conference call to report recent developments in the Company’s Animal Applications segment and announce the Company’s execution of a ten year Supply and Distribution Agreement with Schering Plough Animal Health Corporation.

•

On August 20, 2004 the Company filed a Current Report on Form 8-K dated July 27, 2004 to report the terms of the Company’s ten year Supply and Distribution Agreement with Schering Plough Animal Health Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: November 2, 2004	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer