Form 10-K
period 2004-12-31
DIGITAL ANGEL CORP
filed 2005-03-08
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  1-15177

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1233960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

490 Villaume Avenue, South St. Paul, MN	55075
(Address of Principal Executive Offices)	(Zip Code)

(651) 455-1621

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	American Stock Exchange
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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $34,376,117.  The registrant has no non-voting common equity.

As of the close of business on March 1, 2005, there were 44,044,914 shares outstanding of the issuer’s $0.005 per share par value common stock.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate certain information by reference from the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s last fiscal year, which ended December 31, 2004.

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
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1.                                                           Business

References in this Form 10-K to “we,” “us,” “our,” “our company,” and “Digital Angel Corporation” mean Digital Angel Corporation and our subsidiaries, unless the context otherwise requires.

Overview

We were incorporated in Delaware on December 1, 1981 as Medical Advisory Systems, Inc. to provide medical assistance and technical products and services. On March 27, 2002, we completed a merger pursuant to which the former Digital Angel Corporation became a wholly-owned subsidiary of Medical Advisory Systems and was renamed “Digital Angel Technology Corporation,” and Medical Advisory Systems was renamed  “Digital Angel Corporation.” In connection with the merger, Applied Digital Solutions, Inc. contributed to Medical Advisory Systems all of its stock in Timely Technology, a wholly-owned subsidiary, and Signature Industries, then an 85.0%-owned subsidiary. These two subsidiaries, along with Digital Angel Corporation, comprised Applied Digital’s Advanced Wireless Group (AWG). As a result of this contribution, Timely Technology became a wholly-owned subsidiary of Digital Angel Corporation and Signature Industries became an 85.0%-owned subsidiary. In 2004, Applied Digital, pursuant to the contractual agreement with the sellers of Signature Industries, Ltd., received an additional 6.9% interest in Signature Industries, Ltd. for no additional consideration.  Applied Digital contributed this interest to the Company. Further, on January 22, 2004, we acquired our wholly-owned subsidiary, OuterLink Corporation. As of March 1, 2005, Applied Digital owns 24,291,673 shares (or 55.2%) of our outstanding shares of common stock and we own 91.9% of Signature Industries.

Our corporate headquarters are located at 490 Villaume Avenue, South St. Paul, MN 55075. Our telephone number is 651-455-1621.

We presently operate two business segments:  Animal Applications and GPS and Radio Communications.

Animal Applications

Our Animal Applications segment develops, manufactures and markets radio electronic and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide.

The Animal Applications segment’s radio frequency identification products consist of miniature electronic microchips, scanners and for some applications, injection systems. We hold patents on our syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code for the animal in which it is implanted. The injectable microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.

The Animal Applications segment’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products. We have an established infrastructure with scanners placed in approximately 70,000 global animal shelters and veterinary clinics. Over 2.5 million companion animals in the United States have been enrolled in the database, and approximately 7,000 pet recoveries occur in the United States each month.

The Animal Applications segment’s miniature electronic microchips are used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes.  The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications segment also produces visual and electronic identification products for livestock producers. Visual identification products typically include numbered ear tags.  We have marketed visual identification products for livestock since the 1940s.  Electronic identification products are currently being utilized by livestock producers.  Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.

In addition, the Company’s implantable radio frequency microchip was cleared by the FDA for medical applications in the United States in October 2004.  The Company has an exclusive distribution and licensing agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the implantable microchip.  Through December 31, 2004 sales to Verichip Corporation have been minimal.

In the year ended December 31, 2004, the Animal Applications segment represented 55.9% of our consolidated revenue.

GPS and Radio Communications

The GPS and Radio Communications segment includes what was previously reported as our Wireless and Monitoring operations, the business of OuterLink Corporation (which we acquired in January 2004) and Signature Industries, located in the United Kingdom. This segment primarily consists of the design, manufacture and support of GPS enabled equipment.  Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets.

Technology development in this segment includes the integration and miniaturization into marketable products of two technologies:  wireless communications and position location technology (including GPS and other systems).  Signature Industries businesses also include high grade equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing.  In the year ended December 31, 2004, this GPS and Radio Communications segment represented 44.1% of our consolidated revenue.

Medical Systems

We sold substantially all of the assets comprising our Medical Systems segment on April 19, 2004 and July 30, 2004.  We no longer operate or own any of this business segment’s assets. This segment consisted of a staff of logistics specialists and physicians operating from our medical telecommunications response center that provided medical assistance services and interactive medical information services to people traveling anywhere in the world, 24 hours per day, 7 days per week. Assistance was provided by telephone, satellite, high frequency radio, fax, internet and telex. The primary market for our services was the maritime industry and the international travel insurance and assistance industry. Services included coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies or managed care organizations.  We also offered medical training services to the maritime industry.

This segment sold a variety of kits containing pharmaceutical and medical supplies. Included in the kits were both prescription and nonprescription medications, controlled substances, medical equipment and expendable medical supplies. The kits included our proprietary pharmaceutical manual, which provided information on proper storage, use and inventory control. All medications were specially labeled for use in our system. We directly supplied pharmaceuticals to our maritime and airline customers through our pharmaceutical warehouse facility, which was located in Owings, Maryland.

Recent Developments

Share Exchange

On February 25, 2005, Digital Angel Corporation entered into a Stock Purchase Agreement with Applied Digital Solutions, Inc. Pursuant to the agreement Digital Angel Corporation issued 644,140 shares of Digital Angel Corporation common stock to Applied Digital Solutions, Inc.  Digital Angel Corporation received 684,543 shares of Applied Digital Solutions, Inc. common stock as consideration.  The value of the stock exchanged was $3.5 million. The Applied Digital Solutions, Inc. common stock received by the Company was used as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully below.

Acquisition

On February 28, 2005, Digital Angel Corporation completed the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S.

Under the terms of the acquisition, Digital Angel Corporation purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period less 30% of the total compensation paid to Lasse Nordfjeld, CEO of DSD Holdings, A/S.  An initial payment of $3.5 million payment was made at closing through the delivery of Applied Digital Solutions, Inc. common stock valued at $3.5 million which Digital Angel Corporation acquired from Applied Digital Solutions, Inc. in exchange for $3.5 million of Digital Angel Corporation common stock, as described more fully above.

In addition, Digital Angel loaned DSD Holdings A/S the principal amount of $1.0 million and entered into employment agreements with the CEO of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic radio frequency identification tags for livestock.  DSD Holdings A/S has a highly automated and efficient manufacturing facility for producing visual and RFID tags, as well as tamper-proof seals for packing and shipping applications. The company has been in business for more than 30 years and has successfully developed markets in the Middle East, Japan, Australia and throughout Europe, particularly in Eastern Europe where new European Union entrants have to meet strict livestock tagging and tracking standards.

Digital Angel Corporation intends to operate DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

Financial Information About Segments

Revenues from our various segments over the prior three years can be broken down as follows, amounts exclude revenue from our discontinued segment:

	For the Years Ended December 31,
(In thousands)	2004	2003	2002

Animal Applications	$25,871	$23,948	$20,991
GPS and Radio Communications	20,431	10,484	11,525

Refer to the segment information in Note 19 and discontinued operations information in Note 11 to our Financial Statements.

Competition

Principal methods of competition in all of our segments include geographic coverage, service and product performance.

Animal Applications

The animal identification market is highly competitive. The principal competitors in the visual identification market are AllFlex USA, Inc. and Y-Tex Corporation and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Identification Systems, Inc.  We believe that our strong intellectual property position and our reputation for high quality products are our competitive advantages.

GPS and Radio Communications

The principal competitors for our subsidiary, Signature Industries, are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc.  We believe that being first to market with GPS in our search and rescue beacons and the use of our search and rescue beacons in over forty countries are competitive advantages.  In addition, the barriers to entry in this market are high due to the technical demands of the market.

The principal competitors for our subsidiary, OuterLink, are Blue Sky Networks, Sky Connect and Comtech Mobile Data Com.  We believe our competitive advantages are lower cost communications, more frequent reporting on a near real time basis and the ability to provide additional messaging capabilities in addition to vehicle tracking.

Raw Materials

We did not experience any significant or unusual problems in the purchase of raw materials or commodities during 2003 or 2004.  We depend on a single production arrangement with a vendor for the manufacture of our patented syringe-injectable microchips that are used in our implantable electronic identification products.  Moreover, if Raytheon terminates our production arrangement, we would relocate our production equipment from Raytheon’s facility.  If we were required to relocate the production equipment we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.  The failure to make such an alternative production arrangement could have an adverse effect on our business. While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, during the recent past, we have not experienced significant problems or issues procuring any essential materials, parts or components.

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

Research and Development

During 2004, we spent $2.8 million ($2.2 million in the Animal Applications segment and $0.6 million in the GPS and Radio Communications segment) on research and development activities relating to the development of new products or improvements of existing products. We spent $4.9 million ($3.0 million in the Animal Applications segment and $1.9 million in the GPS and Radio Communications segment) in 2003 and $3.0 million in 2002 ($1.7 million in the Animal Applications segment and $1.3 million in the GPS and Radio Communications segment) on research and development activities.

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

Employees

As of February 28, 2005 we have 246 full time employees, including 8 in management, 22 in sales positions, 43 in administrative positions, 50 in technical positions and 123 in production positions.  Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2005.  Negotiations between the parties have not begun, however, we believe our relations with our employees are good and do not expect the impact of negotiations to materially impact our business.

Government Regulation

We are subject to federal, state and local regulation in the United States, including the FDA and Federal Communications Commission (FCC). We are also subject to regulation by government entities in other countries.

United States Regulation

Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine and the FDA has determined that our product, as presently configured, is unregulated. Our products coated with insecticide require approval by the United States Environmental Protection Agency, which has been obtained.  In October 2004, the FDA issued a letter stating that our product, Verichip TM, a radio frequency microchip for human use, had been cleared for medical applications in the United States.

The Company is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with quality system regulations established by the FDA.  Regulatory action may be initiated in response to audit deficiencies or to protect performance problems.  The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

We are licensed by the FCC to transmit at specified frequencies on satellites.  Our aviation equipment must meet the approval of the Federal Aviation Authority and Transport Canada for manufacturing, installation and repair.

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

Financial Information About Geographic Areas

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, 2004, 2003 and 2002 is as follows:

(In thousands)	United States	United Kingdom/Spain	Consolidated / Combined

2004
Net revenue	$27,624	$18,678	$46,302
Long-lived assets excluding goodwill and other intangible assets, net	4,635	1,312	5,947
2003
Net revenue	$24,070	$10,362	$34,432
Long-lived assets excluding goodwill and other intangible assets, net	5,150	1,378	6,528
2002
Net revenue	$22,494	$10,022	$32,516
Long-lived assets excluding goodwill and other intangible assets, net	5,307	1,072	6,379

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

As of March 1, 2005, Applied Digital Solutions, Inc. owns 55.2% of our common stock.

As of March 1, 2005, Applied Digital Solutions, Inc. is the beneficial owner of 55.2% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

New accounting pronouncements may impact our future results of operations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment.” This statement, which will be effective in our third quarter of 2005, will change how we account for share-based compensation, and may have a significant impact on our future results of operations.

We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans.

SFAS 123R will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We have begun, but have not completed, evaluating the impact of the adoption of SFAS 123R on our results of operations. In connection with evaluating the impact of SFAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. We believe the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used.

We may continue to incur losses.

We incurred a net loss of $5.0 million for the year ended December 31, 2004. We also incurred a net loss of $9.5 million and $92.4 million for the years ended December 31, 2003 and 2002, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $31.5 million, an asset impairment charge of $6.4 million, losses from discontinued operations of $26.5 and an $18.7 million charge arising from the remeasurement of options in connection with the 2002 merger. Although we achieved profitability in the fourth quarter of 2004, no assurance can be given as to whether we will be profitable in future periods. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

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

The electronic animal identification market can be negatively affected by such factors as food safety concerns, price, consumer perceptions regarding cost and efficacy, international technology standards, national infrastructures, and slaughterhouse removal of microchips.

We are also subject to federal, state and local regulation in the United States, including regulation by the FDA, FCC and the USDA, and similar regulatory bodies in other countries.  We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets.  We are required to obtain regulatory approval before marketing most of our products.  The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development.  Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations.  Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

We rely on sales to government contractors of our animal identification products, and any decline in the demand by these customers for our products could negatively affect our business.

Certain customers for electronic identification devices for fish are government contractors that rely on funding from the United States government.  Since these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products.  Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations and result in a decline in the market value of our common stock.

We depend on a single production arrangement with Raytheon Microelectronics Espana, SA for our patented syringe-injectable microchips, and the loss of or any significant reduction in the production could have an adverse effect on our business.

We rely solely on a production arrangement with Raytheon Microelectronics Espana, SA (“Raytheon”) for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. In addition, we have no formal written agreement with Raytheon for the production of our microchips. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations.  In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis.  Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production.  Moreover, if Raytheon terminates our production arrangement, we would relocate our production equipment from Raytheon’s facility.  If we were required to relocate the production equipment we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.  The failure to make such an alternative production arrangement could have an adverse effect on our business.

We depend on principal customers.

For the year ended December 31, 2004, we had two customers which accounted for 12.5% and 10.2% of our consolidated revenues. The GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

We compete with other companies in the visual and electronic identification and pilot locator beacon markets, and the products sold by our competitors could become more popular than our products or render our products obsolete.

The market for visual and electronic identification and pilot locator beacon products is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc. and that our principal competitors in the pilot locator beacon market are Boeing North American Inc., General Dynamics Decision Systems and Tadiran Spectralink Ltd.

In addition, other companies could enter this line of business in the future.  Certain of our competitors may have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and those competitors may develop or market technologies and products that are more widely accepted than ours or that would render our products obsolete or noncompetitive.

Our earnings will decline if we write-off goodwill and other intangible assets.

As of December 31, 2004, we had recorded goodwill of $49.0 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. In the fourth quarter of 2004, the Company performed its annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows.  Based on the Company’s evaluation goodwill was not impaired in 2004.  During the fourth quarter of 2003, the Company performed the annual impairment test for goodwill and an evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  Accordingly, the Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003, which is included in asset impairment in the 2003 statement of operations.  During the fourth quarter of 2002, we recorded an impairment charge of $31.5 million for goodwill at our GPS and Radio Communications reporting unit.

We will assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our reported net income.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of February 20, 2005, we had 6,383,000 options and 720,000 warrants outstanding to purchase from us a total of 7,103,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. In addition, as of February 20, 2005, we had 4,546,000 additional shares of common stock which may be issued in the future under our stock option plans. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

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

Our future success will depend in large part upon the continued services and performance of senior management and other key personnel.  If we lose the services of certain members of our senior management team, our overall operations could be materially and adversely affected.  In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed.  Competition for these individuals is intense.  We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises.  Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.

Item 2.                                                           Properties

We own a 79,692 square foot (gross building area) masonry and steel industrial two-building complex located in South St. Paul, Minnesota that is currently occupied by the Animal Application division’s administrative, sales, engineering and manufacturing operations. The buildings have 6,000 square feet of office area, nine loading docks, one drive-in door and 13 to 16 foot clear ceilings. The South St. Paul property is encumbered by a mortgage in the aggregate principal amount of $2.3 million.

Our subsidiary, Signature Industries Ltd.  leases, under a long-term lease expiring September, 2042, a 60,000 square foot building located in Thamesmead, London that is currently occupied by administrative, sales, engineering and manufacturing personnel.  In addition, this division leases three single-story buildings totaling 5,400 square feet within a small industrial estate in Springburn, Glasgow for repair and servicing operations.  Rent payments for Signature Industries Ltd.’s facilities are $36,000 a month.

We currently lease a 2,500 square foot facility in a modern technology park in Riverside, California.  The facility contains office and engineering space.  The facility is rented on a month-to-month lease.  Rent payments are $2,600 per month.  The month-to-month lease can be terminated on 30 days notice.

Our subsidiary, OuterLink Corporation, leases 5,400 square feet in an office building located in Lowell, Massachusetts. The lease expires on July 31, 2009 with no renewal options. Rent is $5,600 per month.

We consider our properties to be suitable and adequate for their present purposes, well maintained and in good operating condition.

Item 3.                                                           Legal Proceedings

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida.  The plaintiff filed the lawsuit against the Unites States of America as the operator of the ship on which the plaintiff served.  He alleged that the United States had contracted with Medical Advisory Systems to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting to injury to the plaintiff. Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action.  On April 14, 2004, the United States served Medical Advisory Systems with a third party complaint in Admirality Court in which it alleged that Medical Advisory Systems was liable to it for all or part of the plaintiff’s claim in that Medical Advisory Systems and/or its employee/physician rendering the medical advice was negligent.  In response, on May 12, 2004, Medical Advisory Systems filed a motion to dismiss the third party complaint.  The parties agreed to settle this matter in December 2004.    The settlement amount will be paid by Digital Angel’s insurance carrier and other parties to the action.  Digital Angel was required to pay a $20,000 deductible to Digital Angel’s insurance carrier.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit (Court File No. 04-4545MJD/JGL)  claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found  by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.  Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.

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

Crystal v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama (Court File No. CV-04-CO-3545-S).  Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel.  Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, we are unable to offer any assessment of the potential liability exposure, if any, to Digital Angel from this lawsuit.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “DOC.” The following table shows the high and low sales prices for our common stock as reported on AMEX for the periods indicated. On March 1, 2005, the last reported sale price of our common stock was $4.98. As of March 1, 2005, there were 44,094,914 shares of our common stock issued and 44,044,914 shares of our common stock outstanding, and we had approximately 184 stockholders of record.

	High	Low
YEAR ENDED DECEMBER 31, 2004
Fourth Quarter	$8.80	$2.64
Third Quarter	$3.15	$2.33
Second Quarter	$3.63	$2.72
First Quarter	$4.24	$2.97
YEAR ENDED DECEMBER 31, 2003
Fourth Quarter	$5.00	$1.75
Third Quarter	$2.74	$1.78
Second Quarter	$3.00	$1.26
First Quarter	$2.55	$0.98

We did not declare or pay dividends on our common stock in the years ended December 31, 2004 or 2003. We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.                                                           Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from the consolidated financial statements of Digital Angel Corporation for the years ended December 31, 2004, 2003 and 2002 which have been audited by Eisner LLP and the combined financial statements of the Advanced Wireless Group (AWG) for the years ended December 31, 2001 and 2000, which have been audited by PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP’s report on the combined financial statements for the years ended December 31, 2001 and 2000 contained an explanatory paragraph expressing doubt about AWG’s ability to continue as a going concern. The equity accounts of AWG have been restated based on the common shares received by the former shareholders of AWG in the merger.

All periods presented have been restated to reflect the discontinued operations of the Medical Systems division.

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2004 (1)	2003	2002 (2)	2001	2000(3)
Results of Operations Data:
Product revenue	$44,274	$32,873	$30,401	$33,220	$19,604
Service revenue	2,028	1,559	2,115	2,691	2,888
Total net revenue	46,302	34,432	32,516	35,911	22,492
Cost of products sold	25,024	19,712	18,023	20,252	11,517
Cost of services sold	1,204	—	1,394	2,047	1,434
Gross profit	20,074	14,720	13,099	13,612	9,541
Selling, general and administrative expense (4)	18,516	15,496	36,360	22,798	10,792
Research and development expense	2,759	4,898	3,034	5,244	2,476
Asset impairment charge (5)	—	—	37,871	726	—
Operating loss	(1,201)	(5,674)	(64,166)	(15,156)	(3,727)
Interest income	(41)	(15)	(1)	(17)	(26)
Interest expense-Applied Digital	—	—	1,806	1,591	—
Interest expense-others	1,343	772	256	528	115
Realized losses on Applied Digital common stock	1,231	—	—	—	—
Other income	(112)	(157)	(584)	—	—
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(3,622)	(6,274)	(65,643)	(17,258)	(3,816)
Provision for income taxes	—	—	—	41	58
Loss from continuing operations before minority interest and equity in net loss of affiliate	(3,622)	(6,274)	(65,643)	(17,299)	(3,874)
Minority interest share of losses (income)	(249)	298	96	217	4
Equity in net loss of affiliate	—	—	(291)	(327)	—
Net loss before discontinued operations	(3,871)	(5,976)	(65,838)	(17,409)	(3,870)
Net loss from discontinued operations	(1,086)	(3,482)	(26,521)	—	—
Net loss	$(4,957)	$(9,458)	$(92,359)	$(17,409)	$(3,870)

Loss per common share basic and diluted:
Loss from continuing operations	$(0.12)	$(0.22)	$(2.68)	$(0.93)	$(0.21)
Loss from discontinued operations	(0.03)	(0.13)	(1.08)	—	—
Net loss per common share-basic and diluted	$(0.15)	$(0.35)	$(3.76)	$(0.93)	$(0.21)
Weighted average common shares outstanding-basic and diluted (6) (7)	33,173	26,959	24,578	18,750	18,750

Balance Sheet Data:
Cash	$17,492	$894	$206	$596	$206
Property and equipment, net	5,947	6,528	6,379	14,476	5,408

Goodwill and other intangibles, net	53,008	45,119	45,084	72,876	77,645
Total assets	92,673	66,227	64,558	107,379	95,344
Long-term debt and notes payable	2,285	2,818	2,404	2,425	2,463
Total debt	2,384	7,826	3,170	85,227	2,503
Minority interest	249	—	298	394	612
Total stockholders’ equity	79,762	48,483	55,012	16,116	87,809

Other Financial Data:
Depreciation and amortization	$2,007	$1,234	$3,229	$12,331	$2,962
Net cash used in operating activities	(4,389)	(5,083)	(2,676)	(3,196)	(1,432)
Net cash provided by (used in) investing activities	7,826	(952)	(629)	(1,307)	1,066
Net cash provided by financing activities	13,046	6,595	2,593	4,893	433
Capital expenditures	584	1,157	1,434	1,310	758

(1)                                  Includes the results of operations of OuterLink Corporation from January 22, 2004

(2)                                  Includes the results of operations of Medical Advisory Systems from March 27, 2002 as net loss from discontinued operations.

(3)                                  Includes the results of operations of (i) Timely Technology from April 1, 2000 and (ii) Destron Fearing Corporation from September 8, 2000.

(4)                                  Selling, general and administrative expense includes management fees paid to Applied Digital of $193, $771 and $262 for the years ended December 31, 2002, 2001 and 2000.

(5)                                  Asset impairment expense for 2002 consists of a goodwill impairment charge of $31,460 and an asset impairment charge of $6,411 related to the write off of an exclusive perpetual license to a digital encryption and distribution software system.  Asset impairment expense for 2001 relates to a goodwill impairment.

(6)                                    Potentially dilutive securities of 7,263, 13,603 and 9,105 are excluded from the number of weighted average shares outstanding in 2004, 2003 and 2002, respectively.  Including the dilutive securities would have had an anti-dilutive effect on our net loss per common share. Weighted average shares outstanding for the years ended December 31, 2001 and 2000 have been restated to reflect the number of common shares received by the former shareholders of the Advanced Wireless Group in the March 27, 2002 merger.

(7)                                  Total number of shares outstanding were 43,425, 28,891, 26,518, 18,750 and 18,750, at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.  Shares outstanding for the years ended December 31, 2001 and 2000 have been restated to reflect the number of common shares received by the former shareholders of the Advanced Wireless Group in the March 27, 2002 merger.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually.

The following table presents the impact of SFAS No. 142 on our summary financial data as indicated:

	For the Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Net loss:
Net loss as reported	$(4,957)	$(9,458)	$(92,359)	$(17,409)	$(3,870)
Goodwill amortization	—	—	—	8,629	2,529
Equity method investment amortization	—	—	—	1,161	—
Adjusted net loss	$(4,957)	$(9,458)	$(92,359)	$(7,619)	$(1,341)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(0.15)	$(0.35)	$(3.76)	$(0.93)	$(0.21)
Goodwill amortization	—	—	—	0.46	0.13
Equity method investment amortization	—	—	—	0.06	—
Adjusted loss per share, basic and diluted	$(0.15)	$(0.35)	$(3.76)	$(0.41)	$(0.08)

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its five subsidiaries — Digital Angel Technology Corporation (“DATC”), Timely Technology Corp.,  Signature Industries, Limited, OuterLink Corporation and DA International, Inc.

Overview

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments:  Animal Applications, GPS and Radio Communications and Medical Systems.  On April 19, 2004 and July 30, 2004 the Company sold substantially all of the assets of its Medical System’s segment’s medical services business.

The Company is currently comprised of two segments: Animal Applications and GPS and Radio Communications.

Animal Applications—develops, manufactures and markets radio electronic and visual identification devices for the companion animals, fish and wildlife, and livestock markets worldwide.

GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of the Company’s subsidiaries Signature Industries Ltd. and OuterLink Corporation.  Signature Industries businesses also include high grade equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing.

In 2004 the Company significantly improved its balance sheet and reported record net revenue of $46.3 million, an increase of $11.9 million or 34.5% from $34.4 million in the prior year.  Both of the Company’s operating segments contributed to the year over year revenue growth.  Revenue growth was strongest in the Company’s GPS and Radio Communications segment.   The GPS and Radio Communications segment’s revenue increased $9.9 million or 94.9% to $20.4 million in 2004 from $10.5 million in 2003.  The growth in this segment is primarily related to increased revenue at our subsidiary Signature Industries, Ltd. related to the shipments of its G2R pilot locator beacon to the Indian Air Force and the inclusion of OuterLink Corporation’s sales from January 22, 2004.

Gross profit increased $5.4 million, or 36.4%, to $20.1 million in 2004 from $14.7 million in 2003, both of the Company’s operating segments contributed to the year over year growth in gross profit.

In 2004 the Company reported net loss of $5.0 million compared to $9.5 million in 2003.  In 2004, net loss was negatively impacted by additional interest expense of $0.4 million related to the accelerated amortization of deferred debt costs and debt discounts associated with debt that was converted to equity in 2004.  Additionally, the Company recorded losses of $1.2 million on Applied Digital common stock held by the Company in 2004.

As of December 31, 2004, the Company’s cash was $17.5 million as compared to $0.9 million at December 31, 2003.  During 2004, $4.4 million of cash was used in operating activities, compared to $5.1 million in 2003 and $2.7 million in 2002.  Net cash provided by investing activities totaled $7.8 million in 2004 compared to net cash used by investing activities of $1.0 million in 2003 and $0.6 million in 2002.  The principal sources of cash from investing activities in 2004 were $6.7 million proceeds on the sale of Applied Digital common stock and net cash provided by discontinued operations of $1.7 million.  Net cash provided by financing activities totaled $13.0 million in 2004 compared to $6.6 million in 2003 and $2.6 million in 2002.  Cash used by financing activities during 2004 consisted primarily of proceeds from the exercise of stock options and warrants, offset by payments on our debt and lines of credit.  Total debt at December 31, 2004 amounted to $2.4 million compared to $7.8 million at December 31, 2003.

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

Goodwill, Intangibles and Other Long-Lived Assets

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002.  In addition, there was no impairment of goodwill as a result of our 2004 annual impairment review.  However based upon an annual review for impairment in 2003 and 2002, we recorded impairment charges of $3.0 million and $57.4 million in the fourth quarters of 2003 and 2002, respectively (of which $3.0 million and $25.9 million in 2003 and 2002, respectively, related to our Medical Systems segment and is included in discontinued operations).  The impairment charge in 2002 related to the goodwill at the GPS and Radio Communications reporting unit.

In accordance with FAS 142, we are required to allocate goodwill to the various reporting units.  As of December 31, 2004 the reporting units consisted of the following (the reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):

•                              Animal Applications

•                              Signature Industries, Ltd.

•                              OuterLink Corporation

We engaged an independent valuation firm to review and evaluate the goodwill as reflected on our books as of December 31, 2004, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units. The Company’s management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based.  The valuation firm’s methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta – Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital.  These variables generated a discount rate calculation.

The assumptions used in the determination of fair value using discounted cash flows were as follows:

•                                                   Cash flows were generated for 5 years based on the expected recovery period for the goodwill;

•                                                   Adjusted earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and

•                                                   Discount rates ranging from 15% to 22.5%. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%.  (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

The independent valuation firm performed a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to the Company’s reporting units.  Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis.  The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit’s discounted cash flow model.

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

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired.  During the fourth quarter of 2002, we determined that an exclusive perpetual license to a digital encryption and distribution software system that was purchased by Applied Digital in April 2001 and contributed to AWG in 2001 was impaired. Accordingly, we wrote off the net book value of the asset, which resulted in an impairment charge of $6.4 million. There were no write downs of any long-lived assets in 2004 or 2003.

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

Revenue Recognition

The Company, except for its subsidiary, OuterLink Corporation, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products.  For non-fixed fee and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

The Company’s subsidiary, OuterLink Corporation, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software).  OuterLink Corporation’s services are only available through use of its products, such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which customarily is  30 months.

Results of Operations

The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying consolidated and combined statements of operations included in this report.

	For the Years Ended December 31,
	2004	2003	2002
	%	%	%
Product revenue	95.6	95.5	93.5
Service revenue	4.4	4.5	6.5
Total net revenue	100.0	100.0	100.0

Cost of products sold	54.0	57.2	55.4
Cost of services sold	2.6	0.0	4.3

Gross profit	43.4	42.8	40.3

Selling, general and administrative expense	40.0	45.0	111.2
Management fees — Applied Digital Solutions, Inc.	0.0	0.0	0.6
Research and development expense	6.0	14.3	9.3
Asset impairment	0.0	0.0	116.5
Loss from operations	(2.6)	(16.5)	(197.3)
Interest income	(0.1)	0.0	0.0
Interest expense — Applied Digital	0.0	0.0	5.6
Interest expense — others	2.9	2.2	0.8
Realized losses on Applied Digital common stock	2.7	0.0	0.0
Other income	(0.2)	(0.5)	(1.8)

Loss from continuing operations before minority interest and equity in net loss of affiliate	(7.9)	(18.2)	(201.9)

Provision for income taxes	0.0	0.0	0.0

Loss from continuing operations before minority interest and equity in net loss of affiliate	(7.9)	(18.2)	(201.9)

Minority interest share of losses (income)	(0.5)	0.8	0.3

Equity in net loss of affiliate	0.0	0.0	(0.9)

Net loss before discontinued operations	(8.4)	(17.4)	(202.5)

Loss from discontinued operations	(2.3)	(10.1)	(81.5)

Net loss	(10.7)	(27.5)	(284.0)

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenue

Revenue from operations for the year ended December 31, 2004 was $46.3 million, an increase of $11.9 million, or 34.5%, from $34.4 million in the year ended December 31, 2003.  Revenue for the years ended December 31, 2004 and 2003 for each of the operating segments was as follows (in thousands):

	2004	2003
Animal Applications	$25,871	$23,948
GPS and Radio Communications	20,431	10,484
Total	$46,302	$34,432

The Animal Applications segment’s revenue increased $1.9 million, or 8.0%, in the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase in revenue was principally due to an increase in microchip sales to companion animal customers of $1.4 million and an increase in microchip and visual product sales to livestock customers of $2.3 million.  The increase in sales is offset by a decrease in sales to fish and wildlife and other customers of $1.8 million.  Several proposals related to the  establishment of a national electronic identification program for livestock are being considered by the Administration and Congress.  We cannot estimate the impact a national identification program would have on the Animal Application segment’s revenue.  However, if implemented, we would expect the impact to be favorable.

The GPS and Radio Communications segment’s revenue increased $9.9 million, or 94.9%, in the year ended December 31, 2004 as compared to the year ended December 31, 2003.  The increase primarily relates to increased revenue at our subsidiary, Signature Industries, related to the shipments of the G2R pilot locator beacon in connection with the fulfillment of the G2R contract with the Indian Air Force and increased sales at its Clifford and Snell Division.  Included in 2004 are sales of $5.9 million of G2R sales compared to no sales in 2003.  Sales in Signature’s Clifford and Snell division increased $1.7 million in 2004.  OuterLink Corporation revenue was $1.8 million for the year ended December 31, 2004.  OuterLink Corporation was acquired on January 22, 2004.

Gross Margin

Gross profit for the year ended December 31, 2004 was $20.1 million, an increase of $5.4 million, or 36.4%, from $14.7 million in the year ended December 31, 2003.  As a percentage of revenue, the gross profit margin was 43.4% and 42.8% for the years ended December 31, 2004 and 2003, respectively.

Gross profit for the years ended December 31, 2004 and 2003 for each operating segment was as follows (in thousands):

	2004	2003
Animal Applications	$10,108	$9,740
GPS and Radio Communications	9,966	4,980
Total	20,074	14,720

Gross profit margin for the years ended December 31, 2004 and 2003 for each operating segment was as follows:

	2004	2003
	%	%
Animal Applications	39.1	40.7
GPS and Radio Communications	48.8	47.5

The Animal Applications segment’s gross profit of $10.1 million in the year ended December 31, 2004 increased $0.4 million compared to $9.7 million in the year ended December 31, 2003.  Gross profit margin decreased to 39.1% in 2004 from 40.7% in 2003 primarily due to increased material cost of 2.5% of sales in 2004 offset by decreased freight cost in 2004.

The GPS and Radio Communications segment’s gross profit of $10.0 million in the year ended December 31, 2004 increased $5.0 million compared to $5.0 million in the year ended December 31, 2003.  The increase relates primarily to increased sales.  Gross profit margin increased to 48.8% in 2004 from 47.5% in 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3.0 million, or 19.5%, in the year ended December 31, 2004 as compared to the year ended December 31, 2003.  As a percentage of revenue, selling, general and administrative expense was 40.0% and 45.0% for the years ended December 31, 2004 and 2003, respectively.

Selling, general and administrative expenses for the years ended December 31, 2004 and 2003 for each of the operating segments was as follows (in thousands):

	2004	2003
Animal Applications	$8,682	7,098
GPS and Radio Communications	9,834	8,398
Total	$18,516	$15,496

Selling, general and administrative expense as a percentage of revenue for each of the operating segments for the years ended December 31, 2004 and 2003 for each of the operating segments was as follows:

	2004	2003
	%	%
Animal Applications	33.6	29.6
GPS and Radio Communications	48.1	80.1

The Animal Applications segment’s selling, general and administrative expenses increased $1.6 million in the year ended December 31, 2004 compared to the year ended December 31, 2003 and as a percentage of revenue increased to 33.6% from 29.6% in the same respective period. The increase relates primarily to additional legal, accounting, investor relations and compensation expense in the year ended December 31, 2004.

The GPS and Radio Communications segment’s selling, general and administrative expense increased $1.4 million in the year ended December 31, 2004 to $9.8 million as compared to $8.4 million in the year ended December 31, 2003 due primarily to the inclusion of $1.8 million of expense at our subsidiary, OuterLink Corporation, increased expense of $1.1 million at our subsidiary, Signature Industries Ltd, offset by a $1.5 decrease in expense related to the scaleback of the operations related to Digital Angel TM technology.  OuterLink Corporation was acquired on January 22, 2004 and is therefore not included in our 2003 results.  The increase in expense at Signature Industries Ltd. is related to increased salary expense and changes in the exchange rate. . As a percentage of revenue, selling, general and administrative expenses decreased to 48.1% in 2004 from 80.1% in 2003, primarily due to increased revenue, as discussed above.

Research and Development Expense

Research and development expense was $2.8 million in the year ended December 31, 2004, a decrease of $2.1 million, or 43.7%, from $4.9 million for the year ended December 31, 2003.  As a percentage of revenue, research and development expense was 6.0% and 14.3% for the years ended December 31, 2004 and 2003, respectively.

Research and development expense for the years ended December 31, 2004 and 2003 for each of the operating segments was as follows (in thousands):

	2004	2003
Animal Applications	$2,222	$2,984
GPS and Radio Communications	537	1,914
Total	$2,759	$4,898

The decrease in the Animal Applications segment’s research and development expense was due primarily to the completion of development of the Biothermo TM microchip product and development of new scanner technology.  The decrease in the GPS and Radio Communications segment’s research and development expenses was due primarily to the continued scaleback of research and development on the Digital Angel TM  technology and completion of development on Signature Industries’ pilot locator beacon.

Interest Expense

Interest expense was $1.3 million and $0.8 million for each of the years ended December 31, 2004 and 2003, respectively.  Included in interest expense for the year ended December 31, 2004 is approximately $0.8 million of discount amortization and deferred debt cost amortization associated with the Laurus Master Fund financings.

Realized Loss on Applied Digital Common Stock

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement with Applied Digital dated August 14, 2003.  The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant to purchase up to 1,000,000 shares of the Company’s common stock, which was exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million.  The Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the year ended December 31, 2004, the Company recorded realized losses on the Applied Digital common stock of $1.2 million.  In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of our common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

Income Taxes

The Company had effective income tax rates of 0.0% in 2004 and 2003, respectively.  At December 31, 2004, the Company had aggregate net operating loss carryforwards of approximately $60.6 million for income tax purposes.  The net operating loss carryforwards expire in various amounts through 2024.  Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year.  A full valuation allowance for the net deferred tax asset was recorded at December 31, 2004.

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

In addition, on July 30, 2004, the Company sold the Medical Systems segment’s land and building for $1.5 million. The Company recorded a gain of approximately $0.3 million on the sale of the land and buildings.   Net cash received on the sale of the land and building, after paying off the related building mortgage, was approximately $0.4 million.  The net loss recorded by the Company in the year ended December 31, 2004 in connection with exiting this activity was $1.1 million.

The following discloses the losses from discontinued operations for the year ended December 31, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Year Ended December 31,
	2004	2003
Product revenue	$204	$875
Service revenue	223	1,405
Total revenue	427	2,280
Cost of products sold	87	523
Cost of services sold	317	1,031
Total cost of products and services sold	404	1,554
Gross profit	23	726
Selling, general and administrative expenses	1,294	1,268
Asset impairment charge	—	2,986
Other (income) expense	(185)	(46)
Loss from discontinued operations	$1,086	$3,482

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenue

Revenue from operations for the year ended December 31, 2003 was $34.4 million, an increase of $1.9 million, or 5.9%, from $32.5 million in the year ended December 31, 2002.  Revenue for the years ended December 31, 2003 and 2002 for each of the operating segments was as follows (in thousands):

	2003	2002
Animal Applications	$23,948	$20,991
GPS and Radio Communications	10,484	11,525
Total	$34,432	$32,516

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

The GPS and Radio Communications segment’s revenue decreased $1.0 million, or 9.0%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The decrease relates primarily to the cancellation of a significant software support contract in February 2003.  The decrease is offset by increased revenue of $0.3 million at our subsidiary Signature Industries, Ltd.

Gross Margin

Gross profit for the year ended December 31, 2003 was $14.7 million, an increase of $1.6 million, or 12.4%, from $13.1 million in the year ended December 31, 2002.  As a percentage of revenue, the gross profit margin was 42.8% and 40.3% for the years ended December 31, 2003 and 2002, respectively.

Gross profit for the years ended December 31, 2003 and 2002 for each operating segment was as follows (in thousands):

	2003	2002
Animal Applications	$9,740	$8,111
GPS and Radio Communications	4,980	4,988
Total	$14,720	$13,099

Gross profit margin for the years ended December 31, 2003 and 2002 for each operating segment was as follows:

	2003	2002
	%	%
Animal Applications	40.7	38.6
GPS and Radio Communications	47.5	43.3
Total	42.8	40.3

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

The GPS and Radio Communication segment’s gross profit remains unchanged in 2003 when compared to 2002.  Gross profit margin increased to 47.5% in 2003 from 43.3% in 2002 due to a slight shift in product mix to lower margin products in 2003 compared to 2002.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $20.7 million, or 57.2%, in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  This decrease in expense was the result of an $18.7 million charge in 2002 arising from the remeasurement of options in connection with the merger in 2002 which did not recur in 2003.  Pursuant to the terms of the merger agreement, options to acquire shares of DATC common stock were converted into options to acquire shares of Medical Advisory Systems common stock effective March 27, 2002.  The conversion resulted in a new measurement date for the options and, as a result, the Company recorded a charge of approximately $18.7 million in non-cash compensation expense during the three months ended March 31, 2002.

As a percentage of revenue, selling, general and administrative expenses, excluding the $18.7 million charge in 2002, was 45.0% and 53.8% for the years ended December 31, 2003 and 2002, respectively.

Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 for each of the operating segments, excluding the $18.7 million charge in 2002, was as follows (in thousands):

	2003	2002
Animal Applications	$7,098	$6,403
GPS and Radio Communications	8,398	11,083
Total	$15,496	$17,486

Selling, general and administrative expense as a percentage of revenue for each of the operating segments for the years ended December 31, 2003 and 2002 for each of the operating segments excluding the $18.7 million charge in 2002 was as follows:

	2003	2002
	%	%
Animal Applications	29.6	30.5
GPS and Radio Communications	80.1	96.2

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

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased $2.7 million in the year ended December 31, 2003 to $8.4 million as compared to $11.1 million in the year ended December 31, 2002.   The decrease is primarily due to the exclusion of amortization expense for a license to a digital encryption and distribution software system that the Company wrote off in the fourth quarter of 2002.  Included in the GPS and Radio Communications segment’s selling, general and administrative expenses for the year ended December 31, 2002 is $2.0 million of amortization expense for this asset. In addition, the decrease results from the significant scale back in development of the Digital Angel TM  technology, including a reduction in personnel, resulting in a decrease in selling, general and administrative expense.  As a percentage of revenue, selling, general and administrative expenses decreased to 80.1% in 2003 from 96.2% in 2002.

Management Fees — Applied Digital Solutions, Inc.

Management fees charged by Applied Digital amounted to $0.2 million for the year ended December 31, 2002.  These fees were for general and administrative services performed for us by Applied Digital.  The management fee arrangement with Applied Digital terminated on  March 27, 2002.

Research and Development Expense

Research and development expense was $4.9 million in the year ended December 31, 2003, an increase of $1.9 million, or 61.4%, from $3.0 million for the year ended December 31, 2002.  As a percentage of revenue, research and development expense was 14.3% and 9.3% for the years ended December 31, 2003 and 2002, respectively.

Research and development expense for the years ended December 31, 2003 and 2002 for each of the operating segments was as follows (in thousands):

	2003	2002
Animal Applications	$2,984	$1,725
GPS and Radio Communications	1,914	1,309
Total	$4,898	$3,034

The increase in expense is due to research and development expenses at our GPS and Radio Communications segment for its recent search and rescue beacon project and research and development expenses incurred for the Animal Application segment’s temperature sensing implantable microchip and engineering expenses to support improved transponder performance.  The increase is offset by a decrease in research and development expense at our GPS and Radio Communications segment due to a scale back in the development of the Digital Angel TM technology.

Asset Impairment

Asset impairment expense was $0.0 and $37.9 million in the years ended December 31, 2003 and 2002, respectively.  Asset impairment expense for 2002 consists of a goodwill impairment charge of $31.5 million and an asset impairment charge of $6.4 million related to the write off of an exclusive perpetual license to a digital encryption and distribution software system in our GPS and Radio Communications segment.

Interest Expense

Interest expense was $0.8 million and $2.1 million for each of the years ended December 31, 2003 and 2002, respectively.  Interest expense in 2002 includes interest expense of $1.8 million on the debt owed to IBM Credit by Applied Digital.  This debt was recognized by the Advanced Wireless Group due to Applied Digital’s default on the loan agreement.  On March 27, 2002, Applied Digital restructured its loan agreement with IBM Credit.  The provisions of this restructuring included the Advanced Wireless Group being released from responsibility to repay this debt.  Accordingly, Applied Digital assumed this liability on March 27, 2002.

Income Taxes

The Company had effective income tax rates of 0.0% in 2003 and 2002, respectively.  The U.S. companies included in the Advanced Wireless Group were included in Applied Digital’s consolidated federal income tax return through March 27, 2002.  Medical Advisory Systems, Inc. and its subsidiaries filed a separate consolidated federal income tax return through March 27, 2002.  After March 27, 2002, Digital Angel Corporation’s U.S. subsidiaries file a consolidated federal tax return.

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

The following discloses the losses from discontinued operations for the year ended December 31, 2003 and 2002, consisting of losses attributable to the Medical Systems segment:

	Year Ended December 31,
	2003	2002
Product revenue	$875	$546
Service revenue	1,405	1,182
Total revenue	2,280	1,728
Cost of products sold	523	270
Cost of services sold	1,031	823
Total cost of products and services sold	1,554	1,093
Gross profit	726	635
Selling, general and administrative expenses	1,268	1,179
Asset impairment charge	2,986	25,946
Other (income) expense	(46)	31
Loss from discontinued operations	$3,482	$26,521

Liquidity and Capital Resources

Cash Flows

As of December 31, 2004, cash and cash equivalents totaled $17.5 million as compared to $0.9 million at December 31, 2003.  During 2004, $4.4 million of cash was used in operating activities, compared to $5.1 million in 2003 and $2.7 million in 2002.  In 2004, the use of cash was due primarily to the net loss from continuing operations of $3.9 million, loss from discontinued operations of $1.1 million and an increase in accounts receivable of $4.4 million. Non cash charges included in net loss were a $1.2 million loss on Applied Digital common stock, $2.0 million of depreciation and amortization and $0.8 million of amortization related to debt discount and financing costs.

Net cash provided by investing activities totaled $7.8 million in 2004 compared to net cash used by investing activities of $1.0 million in 2003 and $0.6 million in 2002.  The principal sources of cash from investing activities in 2004 were $6.7 million proceeds on the sale of Applied Digital common stock and net cash provided by discontinued operations of $1.7 million.  Expenditures for property, plant and equipment were $0.6 million, $1.2 million and $1.4 million in 2004, 2003 and 2002, respectively.

Net cash provided by financing activities totaled $13.0 million in 2004 compared to $6.6 million in 2003 and $2.6 million in 2002.  Cash provided by financing activities during 2004 consisted primarily of proceeds from the exercise of stock options and warrants, offset by payments on our debt and lines of credit.

Financing and Liquidity

In 2004 the Company significantly improved its liquidity position. During 2004 obligations payable to Laurus Master Fund were converted into shares of our common stock and the working capital loan at our subsidiary, Signature Industries, Ltd was repaid resulting in debt outstanding at December 31, 2004 of $2.4 million.  The $2.4 million of debt outstanding at December 31, 2004 is comprised of our $2.3 million related to our mortgage on our South St. Paul, MN facility and $0.1 million of debt related to capital lease obligations.  In 2004 the Company received approximately $16.9 million of cash proceeds on the exercise of stock options and warrants.  As of December 31, 2004 a total 6.5 million stock options and 0.7 million warrants to purchase shares our common stock were outstanding. Additionally, the Company received cash proceeds of approximately $6.7 million on the sale of Applied Digital common stock.  The Company generated net income in the fourth quarter of 2004 and expects operations to fund cash needs going forward.

In 2004 we issued approximately 14,600,000 shares of our common stock, par value $0.005.  Under the Stock Exchange Agreement with Applied Digital we issued 3,000,000 shares to Applied Digital.  In January 2004 we issued 100,000 shares of  Series A preferred stock as consideration in the acquisition of OuterLink Corporation in January 2004.  The Series A preferred stock became convertible at a conversion rate of 40 common shares of our common stock for 1 preferred share of our common stock when the volume weighted average price of our common stock equaled or exceeded $4.00 per share for ten consecutive trading days.  The Series A preferred stock became convertible in November 2004.  Approximately 4,000,000 common shares were issued to Series A preferred stock holders upon conversion of their preferred stock.  In addition, we issued approximately 6,400,000 shares of our common stock related to the exercise of stock options and warrants and approximately 1,200,000 upon conversion of our obligations to Laurus Master Fund, Ltd.

Convertible Note.  On July 31, 2003, we entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2.0 million and a five-year warrant to purchase up to 125,000 shares of our common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15,000 shares. The Convertible Note was convertible, at Laurus’s option, into shares of our common stock at a per share price of $2.33. The Convertible Note accrued interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  We allocated $143,000 of the proceeds to the warrant issued.  The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and was amortized to interest expense. As of December 31, 2004, Laurus had converted $1.4 million, the remaining principal amount of the note, into 0.6 million shares of our common stock, terminating the agreement.

Revolving Note and Minimum Borrowing Note  On August 28, 2003, we entered into a Security Agreement with Laurus which allowed us to borrow from Laurus the lesser of $5 million or an amount that is determined based on percentages of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, we issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3.5 million and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1.5 million. The Revolving Note and Minimum Borrowing Note accrued interest at an annual rate equal to the prime rate plus 2.5%. The Minimum Borrowing Note and the Revolving Note were convertible, at Laurus’s option, into shares of our common stock at a per price share of $2.64.

We also issued to Laurus a five-year warrant to purchase up to 115,000 shares of our common stock. The per share exercise price of the warrant is $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. We allocated $133,000 of the proceeds to the warrant issued.   The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and was amortized to interest expense.

As of December 31, 2004, Laurus had converted $1.5 million, the remaining principal amount of the Minimum Borrowing Note, into 0.6 million shares of our common stock, terminating both of the agreements.

Working Capital Loan  On March 7, 2003, Signature Industries Ltd., our subsidiary in the United Kingdom, entered into a Loan Agreement (“Working Capital Loan”) with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force contract.  The loan accrued interest at an annual rate equal to 2.25% above the base rate, as defined in the agreement.  The base rate may vary from time to time.  On January 22, 2004, the agreement was amended to increase the loan amount to £1,000,000.  On June 10, 2004, the repayment terms of the Agreement were amended.  Signature Industries, Ltd., repaid the balance of the Working Capital Loan on October 29, 2004.

Invoice Discounting Agreement  On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,444,500 at December 31, 2004) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at an annual rate 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement (7.0% at February 28, 2005).  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $ 65,000 and $32,000 are included in interest expense in the 2004 and 2003 statement of operations, respectively. Amount of receivables financed at December 31, 2004 was $0.4 million.

Stock Exchange with Applied Digital   On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.   The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “Applied Digital Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for net proceeds of approximately $6.7 million.  In December 2004 Applied Digital exercised its warrant for 1,000,000 shares of our common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

The following table summarizes our fixed cash obligations as of December 31, 2004 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$2,384	99	117	132	2,036
Operating Leases	19,028	757	1,291	1,098	15,882
Employment Contracts	1,450	615	835	—	—
	$22,862	$1,471	$2,243	$1,230	$17,918

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation.  The Company believes the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 beginning January 1, 2006. The Company believes the adoption of SFAS 151 will not have a material impact on the results of its operations, financial position or cash flows.

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

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.  However, as our international business increases we may consider hedging our exposure to such market risks.

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

Item 8.                                                           Financial Statements and Supplementary Data

See Financial Statements and Notes thereto commencing on Page F-1.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

There have been no significant changes in internal controls over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Eisner LLP, the Company's independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Digital Angel Corporation

                We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Digital Angel Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digital Angel Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

                A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, management’s assessment that Digital Angel Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digital Angel Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Angel Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 4, 2005 and with respect to Note 22, February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

EISNER LLP

Florham Park, New Jersey

February 4, 2005

Item 9B.                 Other Information

On March 7, 2005, The Compensation Committee of the Company’s Board of Directors approved the Annual Incentive Cash Bonus Plan for 2005.  A summary of the Annual Incentive Cash Bonus Plan for 2005 is included as Exhibit 10.1 to this Form 10K.  Additionally, certain directors and executive officers were granted options to purchase shares of our common stock.  The option grants were previously reported on Form 3 and Form 4.  The Company’s standard form of stock option agreement is included as Exhibit 10.2 to this Form 10-K.

On March 7, 2005, pursuant to the Digital Angel Transition Stock Option Plan, the Compensation Committee of the Company’s Board of Directors approved a restricted stock grant of 100,000 shares of the Company’s stock and an option to purchase 140,000 shares of the Company’s common stock to the Company’s Chairman of the Board, Scott R. Silverman.  The restricted stock vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock vests upon a change of control, as defined in Mr. Silverman’s employment agreement with Applied Digital Solutions, Inc., or if Mr. Silverman ceases to be the Company’s Chairman of the Board.   A form of the Company’s Restricted Stock Award Agreement is included as Exhibit 10.3 to this Form 10-K.  The exercise price of the option is $5.61 per share.  Up to 1/3 of the option shares may be purchased at anytime after the first anniversary of the grant date, up to 2/3 of the option shares (less any option shares previously purchased) may be purchased at any time after the second anniversary of the grant date and up to 100% of the option shares (less any option shares previously purchased) may be purchased at any time after the third anniversary of the grant date and prior to the termination of the option.  The Company’s standard form of stock option agreement is included as Exhibit 10.2 to this Form 10-K.

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

Item 14.                                                    Principal Accountant Fees and Services

The information required by this Item is included under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm” which information is incorporated herein by reference.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

a)              The financial statements filed as part of this report are described on page F-1, entitled “Index to Financial Statements.”

b)             The exhibits to this Annual Report on Form 10-K are described in the Index to Exhibits beginning on page    .

c)              Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts for the Three Years Ended December 31, 2004

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

DIGITAL ANGEL CORPORATION

Date: March 8, 2005	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin N. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2005
Kevin N. McGrath

/s/ Scott R. Silverman	Chairman and Director	March 8, 2005
Scott R. Silverman

/s/ Kevin H. McLaughlin	Director	March 8, 2005
Kevin H. McLaughlin

/s/ Howard S. Weintraub	Director	March 8, 2005
Howard S. Weintraub

/s/ John R. Block	Director	March 8, 2005
John R. Block

/s/ Michael S. Zarriello	Director	March 8, 2005
Michael S. Zarriello

/s/ James P. Santelli	Vice President-Finance and	March 8, 2005
James P. Santelli	Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

10.1                           Management Incentive Plan Outline

10.2                           Form of Non-Statutory Stock Option Agreement

10.3                           Form of Restricted Stock Award Agreement

21                                    Subsidiaries of the Registrant

23.1                           Consent of Independent Auditors – Eisner LLP

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
2.2

Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition and OuterLink Corporation (incorporated by reference to our Registration Statement on Form S-3 (No. 333-110817) filed on November 26, 2003)

2.3

Asset Purchase Agreement dated April 8, 2004 by and between Digital Angel Corporation and MedAire, Inc. (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-114167) filed on May 7, 2004)

2.4

Stock Purchase Agreement dated February 28, 2005 by and among Digital Angel Corporation and all the shareholders of DSD Holdings A/S (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed March 1, 2005)

2.5	Stock Purchase Agreement dated February 25, 2005 between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed March 1, 2005)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23,2004)
10.4

Stock Purchase Agreement between Applied Digital and Digital Angel Corporation dated August 14, 2003 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004)

10.5

Medical Advisory Systems, Inc. Amended and Restated Employee and Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed October 29, 2001 (No. 333-92471))

10.6	Amended and Restated Digital Angel Corporation Transition Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed August 9, 2002 ((No. 333-97867))
10.7	Agreement and Plan of Merger, dated as of November 1, 2001 (incorporated by reference to our definitive Proxy Statement on Schedule 14A, filed February 14, 2002)
10.8	First Amendment to Agreement and Plan of Merger, dated as of March 26, 2002 (incorporated by reference to Exhibit 2.2 to our Form 8-K, filed April 11, 2002)
10.9

Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.10

Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.11	Change of Control Agreement between Digital Angel Corporation and Kevin N. McGrath, dated as of December 2, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 6, 2004)

10.12

Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 dated November 1, 2002)

10.13

Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 dated November 1, 2002)

10.14

Employment Agreement by and between Digital Angel Corporation and James P. Santelli, dated as of April 1, 2002 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002)

10.15

Common Stock Purchase Warrant dated August 28, 2003 to purchase 115,000 shares of common stock of Digital Angel Corporation issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-114167) filed on May 7, 2004)

10.16

Registration Rights Agreement dated August 28, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-114167) filed on May 7, 2004)

10.17

Common Stock Purchase Warrant dated July 31, 2003 to purchase 125,000 shares of common stock of Digital Angel Corporation issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of our Form S-3 (No. 333-111671) filed December 31, 2003).

10.18	Employment Agreement by and between Digital Angel Corporation and Lasse Nordfjeld, dated as of February 28, 2005 (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed March 1, 2005)
10.19	Employment Agreement by and between Daploma International A/S and Torsten Nordfjeld, dated as of February 28, 2005 (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed March 1, 2005)
16.1	Letter from BDO Seidman, LLP regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our 8-K filed April 25, 2002)
16.2	Letter from Grant Thornton LLP regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our 8-K filed May 20, 2002)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Digital Angel Corporation

We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31 2004 in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts.  In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Angel Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

Florham Park, New Jersey
February 4, 2005
with respect to Note 22, February 28, 2005

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2004	December 31, 2003

Assets

Current Assets
Cash	$17,492	$894
Restricted cash	327	765
Accounts receivable, net of allowance for doubtful accounts of $241 and $205 in 2004 and 2003, respectively	7,641	3,400
Inventories	6,232	6,543
Other current assets	1,235	785
Net assets from discontinued operations	6	1,251
Total Current Assets	32,933	13,638

Property and Equipment, net	5,947	6,528

Goodwill and Other Intangible Assets, net	53,008	45,119

Other Assets, net	785	942

	$92,673	$66,227
Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit and current maturities of long-term debt	$99	$5,008
Accounts payable	3,936	5,226
Accrued expenses and other current liabilities	4,371	3,201
Deferred revenue	1,204	1,144
Due to Applied Digital Solutions, Inc.	23	347
Total Current Liabilities	9,633	14,926

Long-Term Debt and Notes Payable	2,285	2,818

Deferred Revenue	744	—

Total Liabilities	12,662	17,744

Commitments and Contingencies (Notes 13 and 17)

Minority Interest	249	—

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 in 2004, of $1.75 par value, 1 outstanding in 2004	1	—
Common stock: Authorized 95,000 shares in 2004, of $.005 par value; 43,475 shares issued and 43,425 shares outstanding in 2004 and 28,941 shares issued and 28,891 shares outstanding in 2003	217	144
Additional paid-in capital	207,875	171,909
Accumulated deficit	(128,474)	(123,517)
Treasury stock (carried at cost, 50 shares)	(43)	(43)
Accumulated other comprehensive income (loss)	186	(10)
Total Stockholders’ Equity	79,762	48,483

	$92,673	$66,227

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002

Product revenue	$44,274	$32,873	$30,401
Service revenue	2,028	1,559	2,115
Total net revenue	46,302	34,432	32,516

Cost of products sold	25,024	19,712	18,023
Cost of services sold	1,204	—	1,394

Gross profit	20,074	14,720	13,099

Selling, general and administrative expenses	18,516	15,496	36,167
Management fees - Applied Digital Solutions, Inc.	—	—	193
Research and development expenses	2,759	4,898	3,034
Asset impairment charge	—	—	37,871
Loss from operations	(1,201)	(5,674)	(64,166)

Interest income	(41)	(15)	(1)
Interest expense – Applied Digital Solutions, Inc.	—	—	1,806
Interest expense – others	1,343	772	256
Realized losses on Applied Digital Common Stock	1,231	—	—
Other income	(112)	(157)	(584)

Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(3,622)	(6,274)	(65,643)

Provision for income taxes	—	—	—

Loss from continuing operations before minority interest and equity in net loss of affiliate	(3,622)	(6,274)	(65,643)

Minority interest share of losses (income)	(249)	298	96
Equity in net loss of affiliate	—	—	(291)

Net loss from continuing operations	(3,871)	(5,976)	(65,838)

Loss from discontinued operations	(1,086)	(3,482)	(26,521)

Net loss	$(4,957)	$(9,458)	$(92,359)

Loss per common share-basic and diluted
Net loss from continuing operations	$(0.12)	$(0.22)	$(2.68)
Net loss from discontinued operations	(0.03)	(0.13)	(1.08)
Net loss per common share - basic and diluted	$(0.15)	$(0.35)	$(3.76)

Weighted average number of common shares outstanding - basic and diluted	33,173	26,959	24,578

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Loss	Equity

Balance - December 31, 2001	—	$—	18,750	$94	$38,229	$(21,700)	$—	$(507)	$16,116
Net loss			—	—	—	(92,359)	—	—	(92,359)
Comprehensive income - foreign currency translation	—	—	—	—	—	—	—	322	322
Total comprehensive loss	—	—	—	—	—	(92,359)	—	322	(92,037)
Transfer of MAS common shares to Applied Digital	—	—	—	—	(6,488)	—	—	—	(6,488)
Contribution by Applied Digital	—	—	—	—	6,397	—	—	—	6,397
Exercise of stock options	—	—	2,452	13	618	—	—	—	631
Shares to be issued in settlement of liability	—	—	38	—	225	—	—	—	225
Merger consideration-MAS			5,268	26	28,435	—	(43)	—	28,418
Shares issued for services related to merger	—	—	60	—	337	—	—	—	337
Assumption of debt by Applied Digital	—	—	—	—	81,383	—	—	—	81,383
Stock options remeasured in connection with merger	—	—	—	—	18,681	—	—	—	18,681
Stock option extension and repricing	—	—	—	—	120	—		—	120
Warrants remeasured in connection with merger	—	—	—	—	1,066	—	—	—	1,066
Warrants issued for services	—	—	—	—	163	—	—	—	163
Balance - December 31, 2002	—	—	26,568	133	169,166	(114,059)	(43)	(185)	55,012
Net loss						(9,458)			(9,458)
Comprehensive income-foreign currency translation	—	—						175	175
Total comprehensive loss	—	—				(9,458)		175	(9,283)
Exercise of stock options	—	—	2,323	11	2,393				2,404
Stock option repricing	—	—	—	—	25	—	—	—	25
Fair value of warrants granted in connection with financing arrangements	—	—	—	—	276	—	—	—	276
Fair value of options granted for services	—	—	—	—	49	—	—	—	49
Balance - December 31, 2003	—	—	28,891	144	171,909	(123,517)	(43)	(10)	48,483
Net loss	—	—			—	(4,957)			(4,957)
Comprehensive income- foreign currency translation	—	—			—			196	196
Total comprehensive loss	—	—			—	(4,957)		196	(4,761)
Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	8,300
Issuance of common stock to Applied Digital	—	—	3,000	15	7,905	—	—	—	7,920
Conversion of debt into stock	—	—	1,181	6	2,924				2,930
Conversion of Series A Preferred Stock	(100)	(174)	3,985	20	154	—	—	—	—
Shares cancelled on settlement with vendor	—	—	(23)	—	—	—	—	—	—
Issuance of stock for services	—	—	10	—	31	—	—	—	31
Exercise of stock options	—	—	4,426	22	12,665				12,687
Exercise of warrants	—	—	1,955	10	4,162				4,172
Balance-December 31, 2004	—	$1	43,425	$217	$207,875	$(128,474)	$(43)	$186	$79,762

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net loss from continuing operations	$(3,871)	$(5,976)	$(65,838)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(1,086)	(3,482)	(26,521)
Equity-based compensation and administrative expense	31	74	18,964
Interest allocated by Applied Digital and contributed to capital	—	—	1,806
Asset impairment charge	—	—	37,872
Depreciation and amortization	2,007	1,234	3,229
Amortization of debt discount and financing costs	777	186	—
Minority interest	249	(298)	(96)
Equity in net loss of affiliate	—	—	291
Gain on sale of investment	—	—	(590)
Loss on Applied Digital common stock	1,231	—	—
(Gain) loss on disposal of assets	(3)	25	44
Change in assets and liabilities:
Decrease (increase) in restricted cash	438	(765)	—
(Increase) decrease in accounts receivable	(4,384)	179	1,764
Decrease (increase) in inventories	732	(1,655)	931
(Increase) decrease in other current assets	(329)	573	(874)
(Decrease) increase in due to Applied Digital	(324)	(115)	462
(Increase) decrease in other assets	(225)	(400)	54
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	278	2,010	(480)
Net cash provided by discontinued operations	90	3,327	26,306
Net Cash Used In Operating Activities	(4,389)	(5,083)	(2,676)

Cash Flows From Investing Activities
Proceeds from sale of Applied Digital common stock	6,689	—	—
Proceeds from the sale of assets	18	—	—
Payments for property and equipment	(584)	(1,157)	(1,434)
Proceeds from sale of investment	—	—	1,025
Acquisition costs, net of cash acquired through acquisition	(27)	—	—
Net cash provided by (used in) discontinued operations	1,730	205	(220)
Net Cash Provided By (Used In) Investing Activities	7,826	(952)	(629)

Cash Flows From Financing Activities
Amounts borrowed under line of credit	50,885	33,805	4,620
Amounts paid on line of credit	(53,261)	(31,534)	(4,079)
Amounts borrowed on debt	—	2,889	—
Amounts paid on long-term debt	(426)	(397)	(43)
Proceeds from exercise of stock options and warrants	16,859	2,404	631
Payments for financing costs	(101)	(522)	—
Capital contribution by Applied Digital	—	—	684
Net cash (used in) provided by discontinued operations	(910)	(50)	780
Net Cash Provided By Financing Activities	13,046	6,595	2,593

Effect of exchange rate changes on cash	115	128	322

Net Increase (Decrease) In Cash	16,598	688	(390)

Cash - Beginning Of Year	894	206	596

Cash - End Of Year	$17,492	$894	$206

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.                                      The Company and Basis of Presentation

On March 27, 2002, Digital Angel Acquisition Co. (“Acquisition”), then a wholly-owned subsidiary of Medical Advisory Systems, Inc. (“MAS”), merged with and into Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”). In the merger, the corporate existence of Acquisition ceased, Digital Angel Corporation became a wholly-owned subsidiary of MAS and was renamed Digital Angel Technology Corporation (“DATC”), and MAS was renamed “Digital Angel Corporation.” In connection with the merger transaction, Applied Digital contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, then an 85% owned subsidiary based in the United Kingdom. These two subsidiaries, along with DATC, comprised the Advanced Wireless Group (“AWG”). As a result of this contribution by Applied Digital, Timely Technology Corp. became a wholly-owned subsidiary of the Company and Signature Industries, Limited became an 85% owned subsidiary. Prior to the merger with DATC, Applied Digital owned 850,000 shares of MAS stock, representing approximately 16.3% of the outstanding stock of MAS. (Unless the context otherwise requires, the term “Company” means Digital Angel Corporation and its subsidiaries). In the merger, the shares of DATC owned by Applied Digital were converted into a total of 18,750,000 shares of MAS common stock. As a result of the merger, Applied Digital owned 19,600,000 shares or 77.15% of the Company’s common stock.  In 2004, Applied Digital, pursuant to the contractual agreement with the sellers of Signature Industries, Ltd., received an additional 6.9% interest in Signature Industries, Ltd. for no additional consideration.  Applied Digital contributed this interest to the Company. As of December 31, 2004 Applied Digital owned 23,647,533 shares or 54.5% of the Company’s common stock and the Company owned 91.9% of Signature Industries, Limited.

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

Certain items in the consolidated financial statements for 2003 and 2002 have been reclassified for comparative purposes.

The Company is engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals and objects. The Company operates in two segments: Animal Applications and GPS and Radio Communications.

Animal Applications—develops, manufactures and markets radio electronic and visual identification devices for the companion animals, fish and wildlife, and livestock markets worldwide.

The Animal Applications segment’s radio frequency identification products consist of miniature electronic microchips, scanners and for some applications, injection systems. The Company holds patents on its syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code for the animal in which it is implanted. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.

The Animal Applications segment’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Pharmaceutical under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products. We have an established infrastructure with scanners placed in approximately 70,000 global animal shelters and veterinary clinics. Over 2.5 million companion animals in the United States have been enrolled in the database, and approximately 7,000 pet recoveries occur in the United States each month.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications segment also produces visual and electronic identification products for livestock producers. Visual identification products typically include numbered ear tags. The Company has marketed visual identification products for livestock since the 1940s. Electronic identification products for livestock are currently being utilized by livestock producers. Currently, sales of visual products represent a substantial percentage of the Company’s sales to livestock producers.

The Animal Applications segment’s miniature electronic microchips are used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes.  The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

In addition, the Company’s implantable radio frequency microchip was cleared by the FDA for medical applications in the United States in October 2004.  The Company has an exclusive distribution and licensing agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the implantable microchip.  Through December 31, 2004 sales to Verichip Corporation have been minimal.

GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of the Company’s subsidiaries Signature Industries Ltd., located in the United Kingdom, and OuterLink Corporation, which was acquired by us on January 22, 2004. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Signature Industries Ltd.’s businesses also include high grade equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing.  Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including global positioning systems (GPS) and other systems).

Summary of Significant Accounting Policies

Described below are significant accounting policies, which conform to accounting principles generally accepted in the United States and, except for recently issued accounting standards adopted, are applied on a consistent basis among all years presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts and disclosures included in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that the Company may undertake in the future, they may ultimately differ from actual results.  The Company uses estimates, among others, to determine whether any impairment is to be recognized to long lived and intangible assets.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method. Building and leasehold improvements are depreciated over periods ranging from 10 to 30 years and software and equipment is depreciated over periods ranging from 2 to 10 years. Additions, improvements or major renewals are capitalized while repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in results of operations.

Goodwill and Other Intangible Assets, net

Goodwill and other intangible assets are carried at cost net of accumulated amortization. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002.  In addition, there was no impairment of goodwill as a result of its 2004 annual impairment review.  However based upon the Company’s annual reviews for impairment, the Company recorded impairment charges of $2.4 million and $57.4 million in the fourth quarters of 2003 and 2002, respectively.  The impairment charge in 2003 related to the goodwill associated with our discontinued Medical Systems reporting unit. The impairment charge in 2002 related to the goodwill at the GPS and Radio Communications and the discontinued

Medical Systems reporting units.  Further, the Company recorded an additional impairment charge of $0.6 million in 2003 at the discontinued Medical Systems segment to write down certain intangible assets to their estimated fair value.

In accordance with SFAS 142, upon adoption, the Company was required to allocate goodwill to the various reporting units.  Upon the acquisition of OuterLink Corporation in January 2004, the reporting units consisted of the following (the reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):

•	Animal Applications
•	Signature Industries, Ltd
•	OuterLink Corporation

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During the fourth quarter of 2002, the Company determined that an exclusive perpetual license to a digital encryption and distribution software system that was purchased by Applied Digital in April 2001 and contributed to AWG in 2001 was impaired. Accordingly, the Company wrote off the net book value of the asset, resulting in an impairment charge of $6.4 million which is included in asset impairment in the 2002 statement of operations. During the fourth quarter of 2002, the Company determined there were no applications for the software system with the Company’s current and planned products and services. Accordingly, the Company fully wrote down the asset. There were no write downs of any long-lived assets in 2004 and 2003.

Revenue Recognition

The Company, except for its subsidiary, OuterLink Corporation, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products.  For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided.  It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

The Company’s subsidiary, OuterLink Corporation, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software).  OuterLink Corporation’s services are only available through use of its products, such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which customarily is 30 months.

It is Digital Angel Corporation’s policy to approve all customer returns before issuing credit to the customer.  Digital Angel Corporation incurred returns of $0.2 million, $0.1 million and $0.1 million for 2004, 2003 and 2002, respectively.

Research and Development

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and are charged to expense as incurred.

Advertising

The Company expenses advertising costs when incurred.  Advertising expense, included in selling, general and administrative expense was $0.3 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized. Income taxes include U.S. and foreign taxes.

The U.S. companies in AWG were included in Applied Digital’s consolidated federal income tax return through March 27, 2002. U.S. income tax payments, refunds, credits, provision and deferred tax components were allocated to AWG in accordance with Applied Digital’s tax allocation policy. Such policy allocated tax components included in the consolidated income tax return of Applied Digital to AWG to the extent such components were generated by or related to AWG.

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

	December 31, 2004	December 31, 2003	December 31, 2002

Reported net loss	$(4,957)	$(9,458)	$(92,359)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	31	25	13,214
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(7,436)	(5,741)	(15,023)
Pro forma net loss	$(12,362)	$(15,174)	$(94,168)

Loss per share (basic and diluted)
As reported	$(0.15)	$(0.35)	$(3.76)
Pro forma	$(0.37)	$(0.56)	$(3.83)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants under the option plan in 2004, 2003 and 2002: dividend yield of 0% for the three years; expected volatility of 164.69% for 2004, 164.22% for 2003 and 97.12% for 2002; risk-free interest rate of 3.81%, 3.09% and 3.86% for 2004, 2003 and 2002, respectively; and expected lives of five years for each of the three years. The weighted-average fair value of options granted was $3.57 for the year ended December 31, 2004, $2.24 for the year ended December 31, 2003, and $2.53 for the year ended December 31, 2002.

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued.  SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. The Company is required to adopt SFAS 123R beginning July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

Loss Per Share

The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potential common shares are excluded from the computation of diluted loss per share because their inclusion would be anti-dilutive. Potential common shares are as follows:

	As of December 31,
(In thousands)	2004	2003	2002
Stock options	6,528	8,707	7,816
Warrants	720	3,029	1,289
Convertible debt	—	1,867	—
Series A Preferred Stock	15	—	—
	7,263	13,603	9,105

Treasury Stock

Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments and is reported in the statement of changes in stockholders’ equity.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation.  The Company believes the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 beginning January 1, 2006. The Company believes the adoption of SFAS 151 will not have a material impact on the results of its operations, financial position or cash flows.

2.                                      Acquisition

(in thousands)

Company Acquired	Date Acquired	Acquisition Price	Value of Shares, Warrants & Options Issued or Issuable	Preferred Shares Issued	Goodwill and Other Intangibles Assets Acquired	Other Net Assets and Liabilities	Business Description
OuterLink Corporation	1/22/04	$8,501	$8,300	100	8,522	(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles

On January 22, 2004, the Company acquired OuterLink Corporation, which became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are customer relationships, trademarks and core technology.  The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years.  Amortization recorded in the year ended December 31, 2004 was $0.7 million.  The trademark has an indefinite life.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million.  The Series A preferred stock became convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.  As of December 31, 2004, 99,629 preferred shares had been converted into 3.9 million shares of the Company’s common stock.

The valuation of the stock is primarily based on historical trading history and stock prices of the Company’s common stock and a marketability discount of 30%.  The acquisition costs consist of legal and accounting related services that were direct costs of the acquisition.

In considering the benefits of the OuterLink Corporation acquisition, the management of Digital Angel Corporation recognized the strategic complement of OuterLink Corporation’s technologies and customer base with Digital Angel Corporation’s existing animal applications and military GPS business lines.  This complement provides for a strong platform for further development of Digital Angel Corporation’s capabilities in the area of high-value asset identification, tracking and condition monitoring.

The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition.

As of January 22, 2004
(in thousands)

Current assets	$1,225
Property, plant and equipment	116
Other assets	73
Total assets acquired	1,414
Current liabilities	1,415
Long-term debt and other liabilities	20
Total liabilities assumed	1,435
Net liabilities acquired	$(21)

The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of OuterLink Corporation from the date of acquisition. The cost of the acquisition includes all payments according to the acquisition agreement plus costs for investment banking services and legal and accounting services that were direct costs of acquiring these assets. Unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004 and 2003, respectively, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Pro Forma For the Year Ended December 31,
	(In thousands, except per share data)
	(unaudited)
	2004	2003
Net operating revenue	$46,389	$36,025
Net loss	$(5,660)	$(12,919)
Net loss per common share - basic and diluted	$(0.17)	$(0.48)

3.                                      Inventory

	(In thousands)
	December 31, 2004	December 31, 2003
Raw materials	$3,115	$1,976
Work in process	137	94
Finished goods	4,895	6,294
	8,147	8,364
Allowance for excess and obsolescence	(1,915)	(1,821)
Net inventory	$6,232	$6,543

Inventory of $2.6 million and $1.3 million was located in the United Kingdom as of December 31, 2004 and December 31, 2003, respectively.

4.                                      Other Current Assets

	(In thousands)
	December 31, 2004	December 31, 2003
Prepaid expenses and other current assets	$1,063	$773
Deferred product costs	154	—
Deposits	18	12
	$1,235	$785

5.                                      Property and Equipment, net

	(In thousands)
	December 31, 2004	December 31, 2003
Land	$278	$278
Building and leasehold improvements	4,569	4,910
Equipment and furniture	6,083	5,050
	10,930	10,238
Less: Accumulated depreciation and amortization	(4,983)	(3,710)
	$5,947	$6,528

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $187,000 and $896,000 at December 31, 2004 and 2003, respectively. Related accumulated depreciation amounted to $68,000 and $643,000 at December 31, 2004 and 2003, respectively.

Depreciation charged against income amounted to $1,329,000, $1,178,000 and $3,114,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.                                     Goodwill and Other Intangible Assets, net

The components of goodwill and other intangible assets are as follows at December 31 (in thousands):

	2004				2003
	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value
Goodwill	$92,056	$(31,460)	$(11,599)	$48,997	$88,178	$(31,460)	$(11,599)	$45,119
Other Intangible Assets	4,675	—	(664)	4,011	—	—	—	—
Total Goodwill and Other Intangible Assets	$96,731	$(31,460)	$(12,263)	$53,008	$88,178	$(31,460)	$(11,599)	$45,119

Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of companies purchased. Other intangibles represent assets recognized separately from goodwill and consist primarily of core technology and customer relationships. Other intangibles are being amortized over lives ranging from 4 to 8 years.

Amortization expense amounted to $664,000, $0, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

Applied Digital entered into various earnout arrangements with the selling stockholders of Timely Technology. This arrangement provided for additional consideration to be paid in future years if certain earnings levels were met. These amounts were added to goodwill as earned and treated as a contribution to capital. These earnout arrangements totaled $3,600,000 for 2002 and were paid through the issuance of 5,502,000 shares of Applied Digital common stock in 2002.  No additional consideration was paid in 2004 or 2003.

7.                                     Other Assets, net

	(In thousands)
	December 31, 2004	December 31, 2003
Deferred financing costs	$—	$523
Patents and other amortizable assets	174	349
Less: Accumulated amortization	(108)	(350)
	66	522

Deposit	414	382
Capitalized costs	160	—
Deferred product costs	126	—
Other	19	38
	$785	$942

In 2004 all deferred financing costs were amortized to interest expense upon repayment or conversion of the related debt.  Patents and other amortizable assets are amortized on a straight-line basis over lives ranging from two to fifteen years, their estimated useful lives. Amortization of other assets charged against income amounted to $557,000, $95,000 and $31,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

8.                                     Notes Payable, Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	(In thousands)
	December 31, 2004	December 31, 2003
Mortgage notes payable-Animal Applications and Corporate facilities	$2,331	$2,376
Convertible Note, net of unamortized discount of $113,000 in 2003	—	1,601
Minimum Borrowing and Revolving Note, net of unamortized discount of $119,000 in 2003	—	2,868
Working capital loan-Signature Industries, Ltd.	—	889
Capital lease obligations	53	92
	2,384	7,826
Less: Current maturities	(99)	(5,008)
	$2,285	$2,818

The scheduled maturities of long-term debt, including capitalized leases, at December 31, 2004 are as follows:

Year	Amount
(In thousands)
2005	$99
2006	58
2007	59
2008	63
2009	69
Thereafter	2,036
$2,384

Interest expense on the above debts amounted to $567,000, $543,000, and $256,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Mortgage Notes Payable-Animal Applications and Corporate facilities

Mortgage notes payable is collateralized by land and building. Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note is fixed at 8.18% at December 31, 2004.

Convertible Note

On July 31, 2003, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) to sell to Laurus Master Fund, Ltd. (“Laurus”) a two-year Secured Convertible Note (the “Convertible Note”) in the original principal amount of $2.0 million and a five-year warrant to purchase up to 125,000 shares of our common stock.  The per share exercise price of the warrant is $2.68 for 75,000 shares, $2.91 for 35,000 shares and $3.38 for 15,000 shares. The Convertible Note was convertible, at Laurus’s option, into shares of our common stock at a per share price of $2.33. The Convertible Note accrued interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum.  We allocated $143,000 of the proceeds to the warrant issued.  The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and was amortized to interest expense. As of December 31, 2004, Laurus had converted $1.4 million, the remaining principal amount of the note, into 0.6 million shares of our common stock, terminating the agreement.

Revolving Note and Minimum Borrowing Note.

On August 28, 2003, the Company entered into a Security Agreement with Laurus which allowed us to borrow from Laurus the lesser of $5 million or an amount that is determined based on percentages of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement.  Under the Security Agreement, we issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3.5 million and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1.5 million. The Revolving Note and Minimum Borrowing Note accrued interest at an annual rate equal to the prime rate plus 2.5%. The Minimum Borrowing Note and the Revolving Note were convertible, at Laurus’s option, into shares of our common stock at a per price share of $2.64.

The Company also issued to Laurus a five-year warrant to purchase up to 115,000 shares of our common stock. The per share exercise price of the warrant is $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. The Company allocated $133,000 of the proceeds to the warrant issued.   The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method.  The value of the warrant is included in additional paid-in capital and was amortized to interest expense.

As of December 31, 2004, Laurus had converted $1.5 million, the remaining principal amount of the Minimum Borrowing Note, into 0.6 million shares of our common stock, terminating both of the agreements.

Working Capital Loan

On March 7, 2003, Signature Industries Ltd. entered into a Loan Agreement (“Working Capital Loan”) with The Royal Bank of Scotland for £500,000 to finance the working capital requirements of their Indian Air Force contract.  The loan accrued interest at an annual rate equal to 2.25% above the base rate, as defined in the agreement.  The base rate may vary from time to time.  On January 22, 2004, the agreement was amended to increase the loan amount to £1,000,000.  On June 10, 2004, the repayment terms of the Agreement were amended.  Signature Industries, Ltd., repaid the balance of the Working Capital Loan on October 29, 2004.

Invoice Discounting Agreement

On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,444,500 at December 31, 2004) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement.  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $65,000 are included in interest expense in the 2004 statement of operations. Receivables of $0.4 million were financed under the Invoice Discounting Agreement at December 31, 2004.

9.                                      Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Accounts Receivable

The carrying amount approximates fair value because of the short maturity of those instruments.

Investment

Investment in privately-held equity securities is recorded at the lower of cost or fair value. For this non-quoted investment, the Company’s policy is to regularly review the assumptions underlying the financial performance of the privately held companies and if a determination is made that a decline in fair value is other than temporary, the investments are written down to their fair value.

Long-Term Debt (mortgages)

The carrying amount approximates fair value because the interest rate approximates the current rate at which the Company could borrow funds on similar debt.

10.                                 Stock Exchange with Applied Digital

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.   The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant

(the “Applied Digital Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million.  The Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.   In the year ended December 31, 2004 the Company recorded realized losses of $1.2 million.  In December 2004 Applied Digital exercised its warrant for 1,000,000 shares of our common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

11.                               Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002.  The Medical Systems segment was one of our reporting units in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the years ended December 31, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Year Ended December 31,
	2004	2003
Product revenue	$204	$875
Service revenue	223	1,405
Total revenue	427	2,280
Cost of products sold	87	523
Cost of services sold	317	1,031
Total cost of products and services sold	404	1,554
Gross profit	23	726
Selling, general and administrative expenses	1,294	1,268
Asset impairment charge	—	2,986
Other (income)	(185)	(46)
Loss from discontinued operations	$1,086	$3,482

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

The net assets of discontinued operations as of December 31, 2004 and December 31, 2003, were comprised of the following:

	December 31, 2004	December 31, 2003
	(in thousands)
Assets
Accounts receivable, net	$—	$453
Inventory	—	46
Other current assets	—	43
Property and equipment, net	—	1,137
Goodwill and other intangible assets, net	—	489
Other assets	135	163
Total Assets	$135	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$—	$910
Accounts payable	—	71
Accrued expenses and deferred revenue	129	99
Total Liabilities	$129	$1,080

Net Assets	$6	$1,251

12.                               Income Taxes

The Company has incurred losses in each of the three years ended December 31, 2004, 2003 and 2002 and therefore has not incurred any tax provision.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	(In thousands)
	December 31, 2004	December 31, 2003
Deferred Tax Assets:
Liabilities and reserves	$1,554	$3,114
Compensation not currently deductible	1,341	5,641
Tangible and Intangible property basis difference	542	—
Net operating loss carryforwards	24,229	13,442
Gross deferred tax assets	27,666	22,197
Valuation allowance	(27,666)	(22,197)
Net deferred tax assets	$—	$—

Domestic and foreign loss from continuing operations before provision for income taxes and minority interest consists of:

	(In thousands)
	December 31, 2004	December 31, 2003
Domestic	$(5,732)	$(4,036)
Foreign	2,110	(2,238)
	$(3,622)	$(6,274)

At December 31, 2004, the Company had aggregate federal net operating loss carryforwards of approximately $60.6 million for income tax purposes which expire in various amounts through 2024. Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions. Further, past and future stock issuances may subject the Company to additional limitations on the use of the remaining net operating loss carryforwards under the same Internal Revenue Code.  A full valuation allowance for the net deferred tax asset at December 31, 2003 has been recorded.  The valuation allowance increased by $5.5 million during the year ended December 31, 2004, including a $9.2 million increase related to the deferred tax assets acquired with OuterLink Corporation, offset by the decrease in the deferred tax asset related to compensation not currently deductible.  In addition, given the ownership structure of the Company subsequent to the merger on March 27, 2002, the Company will not be included in Applied Digital’s consolidated tax return which could further limit the utilization of the net operating loss carryforwards. The reconciliation of the effective tax rate with the statutory federal income tax from continuing operations rate is as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Statutory rate	(35)%	(35)%	(35)%
State income taxes, net of federal benefits	(5)	(5)	(5)
Goodwill impairment and other permanent differences	7	14	22
Benefit from nonqualified stock options	(119)	—	—
Tax gain on sales of Applied Digital stock	77	—	—
Change in deferred tax asset valuation allowance	75	26	18
	0%	0%	0%

13.                              Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $989,000, $618,000, and $639,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2004 are (in thousands):

Year	Minimal Rental Payments	Employment Contracts
2005	$757	$615
2006	667	791
2007	624	44
2008	567	—
2009	531	—
Thereafter	15,882	—
	$19,028	$1,450

14.                               Profit Sharing Plan

Applied Digital has a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Applied Digital has made no matching contributions to the 401(k) Plan.  The Company’s employees are eligible to participate in this plan.

In 1994, MAS adopted a Retirement Savings Plan (MAS Plan) in accordance with Section 401(k) of the Internal Revenue Code. The MAS Plan was available to all eligible employees of the Company’s Medical Systems segment. The Company provided for discretionary matching contributions to the MAS Plan equal to a percentage of the participant’s contributions.  The Company made no matching contributions to the MAS Plan during 2004 or 2003.  On December 1, 2004, the MAS Plan was terminated and all contributions ceased.

Signature Industries has certain defined contribution pension plans. The Company’s expense relating to the plans approximated $136,000, $119,000 and $124,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

15.                              Stock Options and Warrants

Stock Options

During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the “Stock Option Plan”). In connection with the merger with MAS, the Company assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”). As amended, the DAC Stock Option Plan provides 16,195,000 shares of common stock for which options may be granted. As of December 31, 2004, options to purchase 4,541,000 shares were outstanding and 4,140,000 shares are available for future grants of options.  The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Under MAS’s nonqualified stock option plan (the “MAS Stock Option Plan”), options may be granted at or below the fair market value of the stock and have five and 10 year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2004, options to purchase 487,000 shares were outstanding and 272,000 shares are available for future grants of options.

A summary of stock option activity for the aforementioned plans for 2004, 2003 and 2002 is as follows (in thousands, except exercise price data):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	7,357	$2.98	7,816	$2.56	5,148	$0.44
Granted	1,905	3.81	1,825	2.63	3,910	3.39
Assumed in MAS Acquisition	—	—	—	—	1,211	4.23
Exercised	(4,076)	2.94	(1,672)	0.67	(2,452)	0.25
Forfeited	(158)	3.90	(612)	3.44	(1)	10.00
Outstanding on December 31	5,028	3.23	7,357	2.98	7,816	2.56
Exercisable on December 31	3,255	2.94	5,333	3.07	3,893	1.70
Shares available for grant on December 31	4,412	—	1,157	—	2,370	—

The following table summarizes information about the Company’s stock options, for the aforementioned plans, at December 31, 2004 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 to $2.00	1,238	7.52	$1.30	1,204	$1.29
$ 2.01 to $4.00	3,412	8.68	3.63	1,773	3.48
$ 4.01 to $6.00	260	7.53	4.15	160	4.15
$ 8.01 to $10.00	118	5.38	10.00	118	10.00
	5,028		$3.23	3,255	$2.94

On January 13, 2004, the Company granted its CEO a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share.  The option vests in 1/3 increments on January 13, 2005, January 13, 2006 or January 13, 2007.

On February 18, 2004, the Company granted its Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share.  The option became exercisable on February 18, 2005.

In 2003, the Company granted stock options which were outside of its stock option plans.  On September 5, 2003 the Company granted its former Chief Executive Officer a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $1.97 per share.  The option was vested and exercisable on the grant date.  At December 31, 2004, all of the options had been exercised.

 On November 3, 2003, the Company granted its former Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $2.40 per share.  The option was exercisable one year from the date of grant, but only if the CEO was then an employee or director of the Company.  On December 31, 2003, 1,000,000 shares were outstanding.  In January 2004, this individual was terminated and the option was forfeited.

Applied Digital has a non-qualified option plan. On April 5, 2004, Applied Digital effected a one for ten reverse split of its common stock.  All share prices and share amounts for Applied Digital common stock are stated to reflect the Applied Digital reverse stock split.  Under the Applied Digital plan, options for 1 million common shares were authorized for issuance to certain officers and employees of Applied Digital, which include certain officers and employees of the Company. There were no options granted to the Company’s officers and employees under the Applied Digital plan in 2004 or 2003. Under the Applied Digital plan, 30,000 options were granted to officers and employees of the Company during 2002.  The options may not be exercised until one to three years after the grant date and are exercisable for a period of five years.

A summary of stock option activity in 2004, 2003 and 2002 for the Applied Digital plan as it relates to certain of the Company’s officers and employees is as follows (in thousands, except exercise price data)

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	71	$12.10	84	$19.70	76	$21.30
Granted	—	—	—	—	30	3.20
Exercised	—	—	(13)	1.50	(21)	2.50
Forfeited	(20)	3.20	—	—	(1)	10.90
Outstanding on December 31	51	15.50	71	12.10	84	10.50
Exercisable on December 31	51	$15.50	68	$11.60	45	$13.50

The following table summarizes information about stock options under the Applied Digital plan as it relates to the Company’s officers and employees at December 31, 2004 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 to $30.00	33	2.48	$4.48	33	$4.48
$ 30.01 to $60.00	17	1.71	33.19	17	33.19
$ 60.01 to $80.00	1	2.11	75.00	1	75.00
	51		$15.50	51	$15.50

Qualified Employee Stock Purchase Plan

During 1999, Applied Digital adopted a non-compensatory, qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date.  Under the Stock Purchase Plan, options for 900,000 common shares of Applied Digital were authorized for issuance to substantially all full-time employees of Applied Digital, which includes employees of the Company.  Approximately 18,523 options to purchase shares have been issued to employees of the Company, and exercised through December 31, 2004.  Each participant’s options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors of Applied Digital.

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

ADS was not in compliance with certain financial covenants of the IBM Credit Agreement as of December 31, 2000.  The IBM Credit Agreement was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002.  In connection with the amendment on March 30, 2001, IBM Credit was granted warrants to acquire 1.16 million shares of Digital Angel’s common stock exercisable at $1.07 and expiring on April 10, 2007.  In October 2004 IBM Credit exercised its warrant to acquire shares of Digital Angel’s common stock.  IBM exercised the cashless option as provided for in the warrant. In lieu of paying the exercise price in cash on the 1.16 million shares IBM received 809,688 shares of Digital Angel’s common stock.

In April 2002, the Company issued fully vested warrants to purchase 50,000 shares of its common stock to an investor relations firm as consideration for providing investor relations services. The holder of the warrants may purchase 50,000 common shares at $3.60 per share for up to five years.  The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $163,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 182.0%, dividend yield of 0%, risk free interest of 3.2% and an expected life of 5 years.  The charge is included in selling, general and administrative expense in the 2002 statement of operations.  In November 2004 the warrant to purchase 50,000 shares of the Company’s stock was exercised.

On July 31, 2003, in connection with the $2,000,000 secured convertible note the Company issued, we issued a warrant to purchase 125,000 shares of our common stock. The warrant issued to Laurus is exercisable through July 31, 2008 and permits Laurus Master Fund to purchase 75,000 shares of our common stock at $2.68 per share, 35,000 shares at $2.91 per share and 15,000 shares at $3.38 per share. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $143,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years.  The value of the warrant was amortized to interest expense over the term of the secured convertible note.

On August 14, 2003, in connection with the Stock Purchase Agreement with ADS, pursuant to which Applied Digital Solutions agreed to purchase 3,000,000 shares of our common stock, the Company issued a warrant to purchase 1,000,000 shares of our common stock to ADS. The warrant issued to ADS is exercisable for five years, beginning February 1, 2004 and entitles ADS to purchase 1,000,000 shares of our common stock at a price per share of $3.74 payable in cash or shares of common stock of ADS.  In December 2004 Applied Digital exercised its warrant for 1,000,000 shares of our common stock.  Proceeds to the Company upon Applied Digital’s exercise of the warrant were $3.74 million.

On August 14, 2003, the Company issued warrants to purchase 500,001 shares of our common stock to certain holders of Applied Digital Solutions Convertible Exchangeable Debentures. These warrants were issued to procure the consent of the holders of Convertible Exchangeable Debentures to the issuance of the Applied Digital common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement. At the time the Stock Purchase Agreement was executed, the terms of the Convertible Exchangeable Debentures prohibited Applied Digital from, among other things, issuing or selling shares of its common stock. Therefore, to avoid breaching the terms of its Convertible Exchangeable Debentures, Applied Digital was required to obtain the consent of the holders of Convertible Exchangeable Debentures to the issuance of Applied Digital common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement.  The warrants issued to the holders of Convertible Exchangeable Debentures are exercisable for five years beginning February 1, 2004 and entitle the holder to purchase that number of shares of common stock of Digital Angel Corporation designated in the warrant at a price of $2.64 per share. The warrant was valued at $0.8 million using the Black-Scholes option pricing model and recorded as a charge to interest expense in Applied Digital’s results of operations. Through December 31, 2004, 95,238 of the 500,001 warrants were exercised.

On August 28, 2003, in connection with the $3.5 million secured revolving convertible note and the $1.5 million secured minimum borrowing convertible note issued the Company issued a warrant to purchase 115,000 shares of our common stock.  The warrant is exercisable for five years and entitles Laurus to purchase 70,000 shares of our common stock at $2.55, 35,000 shares at $2.75 per share and 10,000 shares at $2.95 per share.  The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $133,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years.  The value of the warrant was accounted for as debt discount and was amortized to interest expense over the life of the secured convertible note.

16.                              Non-Cash Compensation Expense

Non-cash compensation expense of $0.03 million and $0.07million has been included in selling, general and administrative expenses for 2004 and 2003, respectively.  The 2004 expense resulted from 10,000 shares of common stock provided to an individual as compensation for recruiting services.  The 2003 expense resulted primarily from re-pricing in September 2001 certain Applied Digital stock options. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options were being accounted for as variable options under APB Opinion No. 25 and FASB Interpretation No. 44, and fluctuations in the common stock price resulted in increases and decreases of non-cash compensation expense until the options were exercised in April 2003.

17.                               Legal Proceedings

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida.  The plaintiff filed the lawsuit against the Unites States of America as the operator of the ship on which the plaintiff served.  He alleged that the United States had contracted with Medical Advisory Systems to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting to injury to the plaintiff. Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action.  On April 14, 2004, the United States served Medical Advisory Systems with a third party complaint in Admirality Court in which it alleged that Medical Advisory Systems was liable to it for all or part of the plaintiff’s claim in that Medical Advisory Systems and/or its employee/physician rendering the medical advice was negligent.  In response, on May 12, 2004, Medical Advisory Systems filed a motion to dismiss the third party complaint.  The parties agreed to settle this matter in December 2004.    The settlement amount will be paid by Digital Angel’s insurance carrier and other parties to the action.  Digital Angel was required to pay a $20,000 deductible to Digital Angel’s insurance carrier.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found  by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.  Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”).  This suit claims that the defendants are marketing and selling syringe implantable identification  transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found  by the United States District Court for the District of Colorado to be enforceable.  Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.

Crystal v. Digital Angel, et al.

On or about December 29, 2004 The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama.  Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel.  Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, the Company is unable to offer any assessment on the potential liability exposure, if any, to Digital Angel from this lawsuit.

18.                               Supplemental Cash Flow Information

	2004	2003	2002
Income taxes paid	$73	$—	$—
Interest paid	585	636	248
Non-cash investing and financing activities:
Issuance of preferred stock for business acquisition	8,300	—	—
Issuance of common stock for Applied Digital common stock	7,920	—	—
Conversion of debt into common stock	2,930	—	—
Warrants issued in connection with financing agreements	—	277	—
Assets acquired for long-term debt and capital leases	—	131	—
Shares to be issued in settlement of liability	—	—	225

Applied Digital entered into various earnout arrangements with the selling stockholders of Timely Technology. During 2002 and 2001, the stockholders of Timely Technology earned $3,600,000 based on their earnout arrangements, which was paid through the issuance of shares of Applied Digital’s common stock.

19.                               Segment Information

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  Prior to January 22, 2004, the Company operated in four segments:  Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems.  With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments:  Animal Applications, GPS and Radio Communications and Medical Systems.  The GPS and Radio Communications segment, the Wireless and Monitoring segment and the OuterLink Corporation business, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications segment.  Prior period segment information has been restated to reflect the Company’s current segment structure.  On April 19, 2004, Digital Angel Corporation sold certain assets of its Medical System’s segment’s medical services business.  The Company sold the Medical System’s segments land and buildings in a separate transaction on July 30, 2004.

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

	For the Year Ended December 31, 2004
	(In Thousands)
	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Product revenue	$24,950	$19,324	$—	$44,274
Service revenue	921	1,107	—	2,028
Segment revenue	$25,871	$20,431	$—	$46,302

Depreciation and amortization	$742	$1,265	$—	$2,007
Interest income	—	41	—	41
Interest expense	1,168	175	—	1,343
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(3,078)	(544)	—	(3,622)
Goodwill, net	43,971	5,026	—	48,997
Segment assets	76,061	16,546	6	92,673
Expenditures for property and equipment, net	264	320	—	584

	For the Year Ended December 31, 2003
	(In Thousands)
	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Product revenue	$22,389	$10,484	$—	$32,873
Service revenue	1,559	—	—	1,559
Segment revenue	$23,948	$10,484	$—	$34,432

Depreciation and amortization	$654	$580	$—	$1,234
Interest income	—	(15)	—	(15)
Interest expense	712	60	—	772
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(898)	(5,376)	—	(6,274)
Goodwill, net	43,971	1,148	—	45,119
Segment assets	58,852	6,124	1,251	66,227
Expenditures for property and equipment, net	555	602	—	1,157

	For the Year Ended December 31, 2002
	(In Thousands)
	Animal Applications	GPS and Radio Communications	Corporate / Unallocated		Consolidated

Product revenue	$20,379	$10,022	$—		$30,401
Service revenue	612	1,503	—		2,115
Segment revenue	$20,991	$11,525	$—		$32,516

Depreciation and amortization	$617	$2,612	$—		$3,229
Interest income	—	(1)	—		(1)
Interest expense	228	28	1,806		2,062
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(436)	(44,720)	(20,487	)(A)	(65,643)
Goodwill, net	43,971	1,113	—		45,084
Segment assets	56,470	6,191	—		62,661
Expenditures for property and equipment, net	1,056	378	—		1,434

(A) Consists of $18,681 non-cash compensation expense associated with stock options outstanding at the date of merger and $1,806 interest expense associated with Applied Digital’s obligations to IBM Credit.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, 2004, 2003 and 2002 was as follows:

(In thousands)	United States	United Kingdom/Spain	Consolidated
2004
Net revenue	$27,624	$18,678	$46,302
Long-lived assets excluding goodwill and other intangible assets, net	4,635	1,312	5,947

2003
Net revenue	$24,070	$10,362	$34,432
Long-lived assets excluding goodwill and other intangible assets, net	5,150	1,378	6,528

2002
Net revenue	$22,494	$10,022	$32,516
Long-lived assets excluding goodwill and other intangible assets, net	5,307	1,072	6,379

Sales to two customers accounted for 12.5% and 10.2% of net sales in 2004.  Sales to one customer accounted for 11.8% of net sales in 2003.  There were no sales over 10% of net sales to any customer in 2002. The Company’s transponders are supplied by one supplier located in Spain.

20.                               Related Party Activity

Prior to the merger, Applied Digital provided certain general and administrative services to the Company, including finance, legal, benefits and other services. The costs of these services are included in the Company’s results of operations and are based on utilization. Costs of these services were $ 0.2 million for the years ended December 31, 2002. Applied Digital also charged the Company $1.8 million of interest expense in 2002, for which the liability was converted to a capital contribution. In 2003, Applied Digital charged the Company for research expenses and directors and officers insurance aggregating $172,000. Amounts due to Applied Digital were offset by receivables due from Applied Digital resulting from the Distribution and Licensing Agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital.  At December 31, 2004 these transactions resulted in an amount due to Applied Digital of $0.02 million.

Applied Digital acquired Timely Technology Corp., a part of AWG, in 2000, and the merger agreement included an earnout provision based on performance through June 30, 2002. During 2002, Applied Digital paid the selling shareholder of Timely Technology Corp. $3.6 million through the issuance of 5,502,000 shares of Applied Digital stock as the final payment under the earnout provision. This payout has been reflected in the accompanying financial statements as a capital contribution by Applied Digital and an increase to goodwill and other intangibles.

The Company has an exclusive eleven-year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the Verichip Registry by the Company. The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets. The Company will be the sole manufacturer and supplier to Verichip. Revenue recognized under the Distribution and Licensing Agreement was $0.1 million, $0.5 million and $0.1 million for 2004, 2003 and 2002, respectively.

21. Summarized Quarterly Data (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2004
Total revenue	$10,771	$10,070	$11,180	$14,281		$46,302
Gross profit	4,529	4,156	5,016	6,373		20,074
Net income (loss) before discontinued operations	(3,367)	(1,239)	(782)	1,517		(3,871)
Income (loss) from discontinued operations	(378)	(750)	255	(213)		(1,086)
Net income (loss)	(3,745)	(1,989)	(527)	1,304		(4,957)
Income (loss) per share-basic:
Net income (loss) from continuing operations	(0.11)	(0.04)	(0.02)	0.05		(0.12)
Net income (loss) from discontinued operations	(0.01)	(0.02)	0.01	(0.01)		(0.03)
Net loss (income) per common share-basic	(0.12)	(0.06)	(0.01)	0.04		(0.15)
Income (loss) per share-diluted:
Net income (loss) from continuing operations	(0.11)	(0.04)	(0.02)	0.04		(0.12)
Net income (loss) from discontinued operations	(0.01)	(0.02)	0.01	(0.01)		(0.03)
Net loss (income) per common share-diluted	(0.12)	(0.06)	(0.01)	0.03		(0.15)

2003
Total revenue	$10,654	$7,901	$8,011	$7,866		$34,432
Gross profit	5,124	2,931	3,487	3,178		14,720
Net income (loss) before discontinued operations	235	(2,129)	(2,334)	(1,748)		(5,976)
Income (loss) from discontinued operations	(125)	(248)	(306)	(2,803)		(3,482)
Net income (loss)	110	(2,377)	(2,640)	(4,551	)(A)	(9,458)
Income (loss) per share-basic and diluted:
Net income (loss) from continuing operations	0.01	(0.08)	(0.09)	(0.07)		(0.22)
Net income (loss) from discontinued operations	(0.01)	(0.01)	0.01	(0.10)		(0.13)
Net loss (income) per common share-basic and diluted	—	(0.09)	(0.10)	(0.17)		(0.35)

(A) The fourth quarter 2003 results include goodwill impairment in the amount of $2,375 and an intangible asset impairment amount of $611

22. Subsequent Events

Share Exchange

On February 25, 2005, Digital Angel Corporation entered into a Stock Purchase Agreement with Applied Digital Solutions, Inc. Pursuant to the agreement Digital Angel Corporation issued 644,140 shares of Digital Angel Corporation common stock to Applied Digital Solutions, Inc.  Digital Angel Corporation received 684,543 shares of Applied Digital Solutions, Inc. common stock as consideration.  The value of the stock exchanged was $3.5 million. The Applied Digital Solutions, Inc. common stock received by the Company was used as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully below.

Acquisition

On February 28, 2005, Digital Angel Corporation completed the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S.

Under the terms of the acquisition, Digital Angel Corporation purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period less 30% of the total compensation paid to Lasse Nordfjeld, CEO of DSD Holdings, A/S.  An initial payment of $3.5 million payment was made at closing through the delivery of Applied Digital Solutions, Inc. common stock valued at $3.5 million which Digital Angel Corporation acquired from Applied Digital Solutions, Inc. in exchange for $3.5 million of Digital Angel Corporation common stock, as described more fully above.

In addition, Digital Angel loaned DSD Holdings A/S the principal amount of $1.0 million and entered into employment agreements with the CEO of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic radio frequency identification tags for livestock.  DSD Holdings A/S has a highly automated and efficient manufacturing facility for producing visual and RFID tags, as well as tamper-proof seals for packing and shipping applications. The company has been in business for more than 30 years and has successfully developed markets in the Middle East, Japan, Australia and throughout Europe, particularly in Eastern Europe where new European Union entrants have to meet strict livestock tagging and tracking standards.

Digital Angel Corporation intends to operate DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

Digital Angel Corporation and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Years Ended December 31,
	2004	2003	2002
Balance, at beginning of year	$205	$191	$296
Amount acquired through acquisition	65	—	—
Additions charged to income	16	74	15
Write-offs	(45)	(60)	(120)
Balance, at end of year	$241	$205	$191

Allowance for Excess and Obsolete Inventory (in thousands):

	Years Ended December 31,
	2004	2003	2002
Balance, at beginning of year	$1,821	$1,382	$1,442
Additions charged to income	150	597	353
Write-offs	(56)	(158)	(413)
Balance, at end of year	$1,915	$1,821	$1,382

Valuation Allowance on Deferred Tax Assets (in thousands):

	Years Ended December 31,
	2004	2003	2002
Balance, at beginning of year	$22,197	$19,481	$4,322
Amount acquired through acquisition	9,192	—	—
Additions charged to income	—	2,716	15,159
Write-offs	(3,723)	—	—
Balance, at end of year	$27,666	$22,197	$19,481