Form 10-Q
period 2005-03-31
DIGITAL ANGEL CORP
filed 2005-05-03
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Yes     ☐    No     ☒

As of the close of business on April 29, 2005, there were 43,931,314 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I – FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings
2.	Unregistered Sales of Equity Securities and Use of Proceeds
5.	Other Information
6.	Exhibits

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash	$14,872	$17,492
Restricted cash	182	327
Accounts receivable (net of allowance for doubtful accounts of $447 in 2005 and $241 in 2004)	8,556	7,641
Inventories	7,955	6,232
Other current assets	1,221	1,235
Due from Applied Digital Solutions, Inc.	388	—
Net assets from discontinued operations	—	6
Total Current Assets	33,174	32,933

Property and Equipment, net	8,522	5,947

Goodwill and Other Intangible Assets, net	57,365	53,008

Other Assets, net	623	785
	$99,684	$92,673
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$2,105	$99
Accounts payable	5,518	3,936
Accrued expenses and other current liabilities	3,110	4,371
Deferred revenue	1,129	1,204
Due to Applied Digital Solutions, Inc.	—	23
Net liabilities from discontinued operations	79	—
Total Current Liabilities	11,941	9,633

Long-Term Debt And Notes Payable	3,944	2,285

Deferred Revenue	639	744

Total Liabilities	16,524	12,662

Commitments And Contingencies (See Note 10)

Minority Interest	357	249

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, 0 outstanding in 2005 and 1 outstanding in 2004	—	1
Common stock: Authorized 95,000 shares, of $.005 par value; 44,268 shares issued and 44,218 shares outstanding in 2005 and 43,475 shares issued and 43,425 outstanding in 2004	222	217
Additional paid-in capital	211,729	207,875
Accumulated deficit	(128,967)	(128,474)
Treasury stock (carried at cost, 100 in 2005 and 50 in 2004)	(274)	(43)
Accumulated other comprehensive income	93	186
Total Stockholders’ Equity	82,803	79,762
	$99,684	$92,673

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Product revenue	$12,697	$10,512
Service revenue	706	259
Total net revenue	13,403	10,771

Cost of products sold	7,103	6,129
Cost of services sold	305	113

Gross profit	5,995	4,529

Selling, general and administrative expenses	5,328	4,424
Research and development expenses	1,086	669
Operating loss	(419)	(564)

Interest income	76	8
Interest expense	(101)	(257)
Realized and unrealized losses on Applied Digital Solutions, Inc. common stock	—	(2,586)
Other income	26	40

Loss before minority interest share of income and discontinued operations	(418)	(3,359)

Minority interest share of income	(75)	(6)

Net loss from continuing operations	(493)	(3,365)

Loss from discontinued operations	—	(379)

Net loss	$(493)	$(3,744)

Loss per common share - basic and diluted
Net loss from continuing operations	$(0.01)	$(0.11)
Net loss from discontinued operations	—	(0.01)
Net loss per common share - basic and diluted	$(0.01)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	43,666	30,468

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2005

(In Thousands)

(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount

Balance - December 31, 2004	—	$1	43,425	$217	$207,875	$(128,474)	$(43)	$186	$79,762
Net loss			—	—	—	(493)	—	—	(493)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	—	(93)	(93)
Total comprehensive income (loss)	—	—	—	—	—	(493)	—	(93)	(586)
Purchase of treasury stock	—	—	—	—	—	—	(231)	—	(231)
Issuance of common stock to Applied Digital Solutions, Inc.	—	—	644	3	3,497	—	—	—	3,500
Conversion of Series A Preferred Stock	—	(1)	14	1	—	—	—	—	—
Exercise of stock options	—	—	20	—	55	—	—	—	55
Exercise of warrants	—	—	115	1	302	—	—	—	303
Balance – March 31, 2005	—	$—	44,218	$222	$211,729	$(128,967)	$(274)	$93	$82,803

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Net loss from continuing operations	$(493)	$(3,365)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations	—	(379)
Amortization of debt discount and deferred financing charges	—	86
Depreciation and amortization	502	486
Minority interest	76	6
Loss on ADS common stock	—	2,586
Change in assets and liabilities:
Decrease (increase) in restricted cash	129	(20)
Decrease (increase) in accounts receivable	229	(2,115)
(Increase) decrease in inventories	(487)	937
Increase in deferred costs	—	(72)
Increase in other current assets	(15)	(140)
Net increase in due from / due to ADS	(411)	(232)
Increase in other assets	(26)	(126)
Decrease in accounts payable, accrued expenses and deferred revenue	(1,072)	(357)
Net cash provided by discontinued operations	85	305
Net Cash Used In Operating Activities	(1,483)	(2,400)

Cash Flows From Investing Activities
Proceeds from sale of Applied Digital common stock	—	1,421
Payments for property and equipment	(375)	(100)
Cash (used in) acquired through acquisition, net of acquisition costs	(871)	85
Net Cash (Used In) Provided by Investing Activities	(1,246)	1,406

Cash Flows From Financing Activities
Amounts borrowed on line of credit	—	8,640
Amounts paid on line of credit	(32)	(7,826)
Net amounts borrowed on notes payable	—	367
Payments on long-term debt	(54)	(323)
Purchase of treasury stock	(231)	—
Exercise of stock options and warrants	358	990
Net Cash Provided By Financing Activities	41	1,848

Effect of Exchange Rate Changes on Cash	68	(58)

Net (Decrease) Increase In Cash	(2,620)	796

Cash - Beginning Of Period	17,492	894

Cash - End Of Period	$14,872	$1,690

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                      The Company and Basis of Presentation

Digital Angel Corporation and subsidiaries (“the Company”) develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  The Company operates in two segments: Animal Applications and GPS and Radio Communications.

Animal Applications— develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide.  The positive identification and tracking of cattle and hogs are crucial for asset management and for disease control and food safety. In addition to the visual ear tags, which have been sold by the Company since the late 1940’s, Animal Applications utilizes radio frequency transmission technologies in its electronic ear tags and implantable microchips.

GPS and Radio Communications— consists of the design, manufacture and support of GPS enabled equipment. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including global positioning systems (GPS) and other systems).

On February 28, 2005, the Company acquired Denmark-based DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S.  DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation.  DSD Holdings A/S produces visual and radio frequency identification (“RFID”) tags as well as tamper-proof seals for packing and shipping applications.  DSD Holdings A/S’s operations are included from the date of acquisition.

As of March 31, 2005, Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”) owned 24,291,673 shares or 55.1% of the Company’s common stock.

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2004 periods have been reclassified for comparative purposes.

2.                                      Principles of Consolidation

The March 31, 2005 and 2004 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (DSD Holdings A/S from the date of acquisition on February 28, 2005 and OuterLink Corporation from the date of acquisition on January 22, 2004).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended March 31,
	2005	2004
Reported net loss	$(493)	$(3,744)
Stock-based employee compensation expense in reported net loss, net of related tax effects	—	—
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,275)	(1,501)
Pro forma net loss	$(1,768)	$(5,245)

Loss per share (basic and diluted)
As reported	$(0.01)	$(0.12)
Pro forma	$(0.04)	$(0.17)

In December 2004,  SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued.  SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations.  In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation.  The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation method used.

5.                                      Inventory (in thousands)

	March 31, 2005	December 31, 2004
Raw materials	$4,179	$3,115
Work in process	105	137
Finished goods	5,614	4,895
	9,898	8,147
Allowance for excess and obsolescence	(1,943)	(1,915)
Net inventory	$7,955	$6,232

6.                                      Stock Exchanges with Applied Digital Solutions, Inc.

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital.  Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital.  The Company received 684,543 shares of Applied Digital common stock as consideration.  The value of the stock exchanged was $3.5 million. The Applied Digital common stock received by the Company was used as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 9.

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.  The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of the Company’s common stock at a price of $2.64 per share and a warrant (the “Applied Digital Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock, which is exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital.  The consideration for the sale of the Company’s 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock.  As of March 31, 2004, the Company had sold 530,000 shares of Applied Digital common stock.  The Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In the quarter ended March 31, 2004, the Company recorded realized losses of $702,000 on the 530,000 shares of Applied Digital common stock sold and an unrealized loss of $1,884,000 on the remaining 1,450,000 shares held by the Company.  Fair value of the Applied Digital common stock was determined by quoted values reported on NASDAQ.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.4 million.  In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

7.                                      Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002.  The Medical Systems segment was one of our reporting units in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three months ended March 31, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended March 31,
	2005	2004
Product revenue	$—	$165
Service revenue	—	190
Total revenue	—	355
Cost of products sold	—	66
Cost of services sold	—	236
Total cost of products and services sold	—	302
Gross profit	—	53
Selling, general and administrative expenses	—	399
Other expense	—	33
Loss from discontinued operations	$—	$(379)

The above results do not include any allocated or common overhead expenses.  No benefit has been provided for income taxes on the losses attributable to the Medical Systems division.  The Company does not anticipate the Medical Systems division incurring additional losses in the future.  However, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, any additional operating losses or changes in the values of assets or liabilities will be reflected in the financial condition and results of operations as incurred.

The net (liabilities) assets of discontinued operations as March 31, 2005 and December 31, 2004, were comprised of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Assets
Accounts receivable, net	$—	$—
Inventory	—	—
Other current assets	—	—
Property and equipment, net	—	—
Goodwill and other intangible assets, net	—	—
Other assets	35	135
Total Assets	$35	$135

Current Liabilities:
Notes payable and current maturities of long-term debt	$—	$—
Accounts payable	—	—
Accrued expenses and deferred revenue	114	129
Total Liabilities	$114	$129

Net (Liabilities) Assets	$(79)	$6

8.                                      Segment Information

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  The Company’s operating segments are: Animal Applications and GPS and Radio Communications.  During 2004, Digital Angel Corporation sold substantially all the assets related to its Medical Systems segment’s medical services business.

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data as of and for the three months ended March 31, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$7,881	$4,816	$—	$12,697
Service	416	290	—	706
Total revenue	$8,297	$5,106	$—	$13,403

Loss before minority interest share of income and discontinued operations	$(21)	$(397)	$—	$(418)

Total assets	$84,761	$14,923	$—	$99,684

Following is the selected segment data as of and for the three months ended March 31, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$7,009	$3,503	$—	$10,512
Service	63	196	—	259
Total revenue	$7,072	$3,699	$—	$10,771

Loss before minority interest share of income and discontinued operations	$(2,642)	$(717)	$—	$(3,359)

Total assets	$65,320	$16,498	$564	$82,382

9.                                      Acquisitions

The following describes the acquisitions by the Company (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$3,697	$4,544	$(847)	Manufactures and markets visual and electronic RFID tags for livestock.
OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

On February 28, 2005, the Company acquired DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S.  DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of DSD Holdings A/S has been recorded as goodwill.  The acquisition of DSD Holdings A/S has been recorded based on preliminary estimates as of the date of acquisition.  Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

Under the terms of the DSD Holdings A/S acquisition, the Company purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period and less 30% of the total compensation paid to Lasse Nordfjeld, CEO of DSD Holdings A/S.  An initial payment of $3.5 million was made at closing through the delivery of Applied Digital common stock valued at $3.5 million which the Company acquired from Applied Digital in exchange for $3.5 million of Digital Angel Corporation common stock.

In addition, Digital Angel entered into employment agreements with the CEO of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications.  The company has been in business for more than 30 years and has successfully developed markets in the Middle East, Japan, Australia and throughout Europe, particularly in Eastern Europe where new European Union entrants have to meet strict livestock tagging and tracking standards.

Digital Angel Corporation operates DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

On January 22, 2004, the Company acquired OuterLink Corporation, which became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are customer relationships, trademarks and core technology.  The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years.  Amortization recorded in the three months ended March 31, 2005 and 2004 was $0.2 million and $0.1 million, respectively.  The trademark has an indefinite life.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million.  The Series A preferred stock became convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.  As of March 31, 2005, 99,976 preferred shares had been converted into 3.9 million shares of the Company’s common stock.

The valuation of the stock was primarily based on historical trading history and stock prices of the Company’s common stock and a marketability discount of 30%.  The acquisition costs consist of legal and accounting related services that were direct costs of the acquisition.

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

The results of DSD Holdings A/S and OuterLink Corporation have been included in the consolidated financial statements since their dates of acquisition, February 28, 2005 and January 22, 2004, respectively.  Unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 are included below.  Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005 and 2004, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	For the three months ended March 31,
(In thousands)	2005	2004
Net revenue	$14,286	$11,811
Net loss	$(524)	$(4,616)
Net loss per common share - basic and diluted	$(0.01)	$(0.15)

10.                               Contingencies

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.  Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.  Allflex has also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement.  The Company has contested the motion on the ground that Allflex’s actions exceed the scope of the license and constitute an impermissible infringement of the patent.  A hearing on this motion was held on March 22, 2005, but the court has not yet ruled on the motion.  Discovery in the action has been commenced and is continuing.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”).  This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.  Discovery in the action has been commenced and is continuing.

Crystal v. Digital Angel, et al.

On or about December 29, 2004 The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama.  Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel.  Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, the Company is unable to offer any assessment on the potential liability exposure, if any, to Digital Angel from this lawsuit.  The Company has filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota for consolidation with the Datamars patent infringement action referred to above or to have the action stayed until the completion of the Datamars action.  The parties have filed briefs on the motion, but an oral argument has not been held, and no ruling on the motion has been made.  Discovery in the action has been commenced and is continuing.

11.                               Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2005	2004
Interest paid	$89	$132
Taxes paid	—	9
Non-cash activity:
Issuance of preferred stock for business acquisition	$—	8,300
Issuance of common stock for ADS common stock	3,500	7,920

12.                               Related Party Activity

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $386,000 and $49,000 for the three months ended March 31, 2005 and 2004, respectively.

See Note 6 for a description of the stock exchange transactions with Applied Digital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its six subsidiaries - Digital Angel Technology Corporation (“DATC”), Timely Technology Corp., Signature Industries Limited, OuterLink Corporation, DSD Holdings A/S and Digital Angel International, Inc.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three months ended March 31, 2005 and 2004 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended March 31,
	2005	2004
	%	%
Product revenue	94.7	97.6
Service revenue	5.3	2.4
Total net revenue	100.0	100.0
Cost of products sold	53.0	56.9
Cost of services sold	2.3	1.0
Total cost of products and services sold	55.3	57.9
Gross profit	44.7	42.0
Selling, general and administrative expenses	39.8	41.1
Research and development expenses	8.1	6.2
Operating loss	(3.1)	(5.2)
Interest income	0.6	0.1
Interest expense	(0.8)	(2.4)
Realized and unrealized losses on Applied Digital common stock	—	(24.0)
Other income	0.2	0.4
Loss before minority interest share of income and discontinued operations	(3.1)	(31.2)
Minority interest share of income	(0.6)	(0.1)
Net loss from continuing operations	(3.7)	(31.3)
Loss from discontinued operations	—	(3.5)
Net loss	(3.7)	(34.8)

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue

Revenue for the three months ended March 31, 2005 increased $2.6 million, or 24.4%, to $13.4 million when compared to $10.8 million in revenue for the three months ended March 31, 2004.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Animal Applications	$8,297	$7,072
GPS and Radio Communications	5,106	3,699
Total	$13,403	$10,771

The Animal Applications segment’s revenue increased $1.2 million, or 17.3%, in the three months ended March 31, 2005 compared to the three month period ended March 31, 2004. The increase in revenue was principally due to an increase in microchip and visual product sales to livestock customers of $0.7, an increase in microchip sales to companion animal customers of $0.1 million and the inclusion of $0.6 million of revenue from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.  The increase in sales is offset by a decrease in sales to fish and wildlife and other customers of $0.2 million.

The GPS and Radio Communications segment’s revenue increased $1.4 million, or 38.0% to $5.1 million in the three months ended March 31, 2005 from $3.7 million in the three months ended March 31, 2004.  The increase primarily relates to increased revenue at our subsidiary, Signature Industries, related to shipments of the G2R pilot locator beacon to fulfill a contract with the government of India.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended March 31, 2005 was $6.0 million, an increase of $1.5 million, or 32.4%, compared to $4.5 million in the three month period ended March 31, 2004. As a percentage of revenue, the gross profit margin increased to 44.7% for the three months ended March 31, 2005 from 42.0% for the three months ended March 31, 2004.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Animal Applications	$3,414	$2,806
GPS and Radio Communications	2,581	1,723
Total	$5,995	$4,529

Gross profit margin from operations for each operating segment was:

	Three Months Ended March 31, 2005%	Three Months Ended March 31, 2004%
Animal Applications	41.1	39.7
GPS and Radio Communications	50.5	46.6

The Animal Applications segment’s gross profit increased $0.6 million, or 21.7%, in the three month period ended March 31, 2005 compared to the three months ended March 31, 2004.  We attribute $0.4 million of the increase to the previously mentioned sales increase and the inclusion of $0.2 million of gross profit from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.  The gross margin percentage increased to 41.1% in the three month period ended March 31, 2005 as compared to 39.7% in the three month period ended March 31, 2004 due to high margin revenue in the first quarter of 2005 that did not occur in the first quarter of 2004.

The GPS and Radio Communications segment’s gross profit increased $0.9 million, or 49.8%, in the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004.  The gross margin percentage increased to 50.5% in the three month period ended March 31, 2005 as compared to 46.6% in the three month period ended March 31, 2004.  The increase in gross profit margin results primarily from higher margins at our Signature Industries, Ltd subsidiary related to shipments of the G2R pilot locator beacon.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million, or 20.4%, in the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004. As a percentage of revenue, selling, general and administrative expenses were 39.8% and 41.1% for the three months ended March 31, 2005 and 2004, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Animal Applications	$2,783	$2,157
GPS and Radio Communications	2,545	2,267
Total	$5,328	$4,424

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31, 2005%	Three Months Ended March 31, 2004%
Animal Applications	33.5	30.5
GPS and Radio Communications	49.8	61.3

The Animal Applications segment’s selling, general and administrative expenses increased $0.6 million in the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004 and as a percentage of revenue increased to 33.5% from 30.5% in the same respective period.  The increase in selling, general and administrative expenses relates to increased legal and accounting expense and $0.1 million of expense related to DSD Holding A/S.  DSD Holding A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.3 million to $2.6 million in the three month period ended March 31, 2005 from $2.3 million in the three month period ended March 31, 2004.  The increase results from increased sales and marketing expenses at Signature Industries.  As a percentage of revenue, selling, general and administrative expenses decreased to 49.8% in the three month period ended March 31, 2005 from 61.3% in the three month period ended March 31, 2004 primarily due to the increase in sales in the current period.

Research and Development Expense

Research and development expense was $1.1 million in the three month period ended March 31, 2005, an increase of $0.4 million, or 62.3%, from $0.7 million for the three month period ended March 31, 2004.  As a percentage of revenue, research and development expense was 8.1% and 6.2% for the three months ended March 31, 2005 and 2004, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Animal Applications	$675	$523
GPS and Radio Communications	411	146
Total	$1,086	$669

The Animal Applications segments research and development expense increased $0.1 million in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase in research and development is related to the development of a radio frequency identification (RFID) antenna detection system.

The GPS and Radio Communications segment’s research and development expense increased $0.3 million in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase is related to our Outerlink Corporation subsidiary.

Interest Expense

Interest expense was $0.1 million and $0.3 million for the three month periods ended March 31, 2005 and 2004, respectively.  The decrease relates to a $2.8 million reduction in total debt from $8.8 million as of March 31, 2004 to $6.0 million as of March 31, 2005.  $3.8 million of debt was assumed in the acquisition of DSD Holdings A/S on February 28, 2005.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of warrant proceeds.  In the quarter ended March 31, 2004, the Company recorded realized and unrealized losses of $2,586,000 related to the stock exchange with Applied Digital.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.4 million.  In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of our common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

Income Taxes

The Company had an effective income tax rate of 0.0% for the three month periods ended March 31, 2005 and 2004.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

Discontinued Operations

During 2004, the Company sold substantially all the assets of its Medical Systems segment’s medical services business.

The following discloses the operating losses from discontinued operations for the three months ended March 31, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended March 31,
	2005	2004
Product revenue	$—	$165
Service revenue	—	190
Total revenue	—	355
Cost of products sold	—	66
Cost of services sold	—	236
Total cost of products and services sold	—	302
Gross profit	—	53
Selling, general and administrative expenses	—	399
Other expense	—	33
Loss from discontinued operations	$—	$(379)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had cash, excluding restricted cash, of $14.9 million compared to $17.5 million at December 31, 2004.  Cash used in operating activities totaled $1.5 million and $2.4 million in the first three months of 2005 and 2004, respectively.

In the first three months of 2005, the use of cash was due primarily to the loss from continuing operations of $0.5 million, an increase in inventory of $0.5 million and a decrease in accounts payable and accrued expenses of $1.1 million.  Offsetting these uses of cash was depreciation and amortization of $0.5 million.

Accounts receivable, net of allowance for doubtful accounts, increased by $0.9 million, or 12.0%, to $8.5 million at March 31, 2005 from $7.6 million at December 31, 2004.  The increase includes $1.1 million of accounts receivable acquired in the acquisition of DSD Holdings A/S.

Inventory levels increased by $1.7 million to $7.9 million at March 31, 2005 from $6.2 million at December 31, 2004 due to an increase in inventory at our Animal Applications segment and $1.4 million of acquired inventory in the acquisition of DSD Holdings A/S.

Accounts payable increased by $1.6 million to $5.5 million at March 31, 2005 from $3.9 million at December 31, 2004.  The increase relates to an increase in accounts payable at our Animal Applications segment and $1.1 million of accounts payable acquired in the acquisition of DSD Holdings A/S.

Accrued expenses and other current liabilities decreased by $1.3 million, or 28.8%, to $3.1 million at March 31, 2005 from $4.4 million at December 31, 2004.

Investing activities used cash of $1.2 million in the first quarter of 2005 and provided cash of $1.4 million in the first quarter of 2004. In the first quarter of 2005, cash used was primarily for the acquisition of DSD Holdings A/S and expenditures for plant property and equipment of $0.3 million.

Financing activities provided cash of $0.0 million and $1.8 million in the first three months of 2005 and 2004, respectively.

The Company expects that current funds available and cash from operations will adequately fund the Company’s operations for the next twelve months.

Debt, Covenant Compliance and Liquidity

Invoice Discounting Agreement  On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold, not to exceed an outstanding balance of £750,000 ($1,410,000 at March 31, 2005) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at an annual rate 2.25% above the base rate, as defined in the amended Invoice Discounting Agreement (7.0% at March 31, 2005).  Signature pays a commission charge to RBS of 0.2% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $11,000 and $32,000 are included in interest expense for the three months ended March 31, 2005 and 2004, respectively.

Credit Facility As of March 31, 2005, DSD Holdings is party to a credit agreement with Danske Bank.  The credit facility provides for borrowings up to DKK 12 million ($2,124,000 at March 31, 2005).  At March 31, 2005, the annual interest rate on the facility was 4.25%.  Borrowing availability under the facility as of March 31, 2005 was approximately $330,000.

Stock issuances to Applied Digital On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital.  Pursuant to the agreement the Company issued 644,140 shares of its common stock to Applied Digital.  The Company received 684,543 shares of Applied Digital common stock as consideration.  The value of the stock exchanged was $3.5 million. The Applied Digital common stock received by the Company was used as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S.

Stock Repurchase On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock over a ninety day period commencing on March 30, 2005.  As of March 31, 2005, the Company purchased 50,000 shares for a total of $0.2 million.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2005 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$6,049	$2,105	$1,240	$687	$2,017
Operating Leases	19,400	746	1,257	1,115	16,282
Employment Contracts	1,476	1,219	257	—	—
	$26,925	$4,070	$2,754	$1,802	$18,299

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with fiscal years after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation.  The Company believes the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used.

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

Risk Factors

You should carefully consider the risk factors listed below.  These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect.  These factors may also affect the trading price of our common stock.  You should read this section together with the other information contained herein.

As of March 31, 2005, our majority stockholder, Applied Digital Solutions, owns 55.1% of our common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of March 31, 2005, Applied Digital Solutions is the beneficial owner of 55.1% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.  There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

New accounting pronouncements may impact our future results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment.” This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have a significant impact on our future results of operations.

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

We may continue to incur losses.

We incurred a net loss of $0.5 million for the quarter ended March 31, 2005. We also recorded a net loss of $5.0 million, $9.5 million and $92.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and a $18.7 million charge arising from the remeasurement of options in connection with the 2002 merger between Digital Angel Acquisition Company, which was then a wholly-owned subsidiary of Medical Advisory Systems, and Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions.  No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our business.

Our success depends significantly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property will prevent its misappropriation or circumvention.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others.  Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

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

We depend on principal customers.

Our four largest customers, in aggregate, accounted for 21.7% of our consolidated revenue in the quarter ended March 31, 2005. Our subsidiary, Signature Industries, Ltd. is heavily dependent on contracts with domestic government agencies and foreign governments, including India and the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

As of March 31, 2005, we had recorded goodwill of $53.5 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, the Company performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  Accordingly, the Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003, which is included in asset impairment in the 2003 statement of operations.  During the fourth quarter of 2002, we recorded an impairment charge of $57.4 million for goodwill at our GPS and Radio Communications and Medical Systems reporting units.

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

As of March 31, 2005, we had 9,896,000 options and 605,000 warrants outstanding to purchase from us a total of 10,501,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. In addition, we are requesting our stockholders approve an amendment to one of our stock plans at our May 3, 2005 Annual Meeting which would allow for 2,000,000 additional shares of common stock which may be issued in the future under our stock option plans. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

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

As of March 31, 2005, we had short term investments of $14.6 million.  The short-term investments consist of highly liquid securities between three and twelve months.  Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

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

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.  Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.  Allflex has also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement.  The Company has contested the motion on the ground that Allflex’s actions exceed the scope of the license and constitute an impermissible infringement of the patent.  A hearing on this motion was held on March 22, 2005, but the court has not yet ruled on the motion.  Discovery in the action has been commenced and is continuing.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”).  This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  The Company believes that the suit is well-grounded in law and fact.  Discovery in the action has been commenced and is continuing.

Crystal v. Digital Angel, et al.

On or about December 29, 2004 The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama.  Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel.  Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, the Company is unable to offer any assessment on the potential liability exposure, if any, to Digital Angel from this lawsuit.  The Company has filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota for consolidation with the Datamars patent infringement action referred to above or to have the action stayed until the completion of the Datamars action.  The parties have filed briefs on the motion, but an oral argument has not been held, and no ruling on the motion has been made.  Discovery in the action has been commenced and is continuing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital Solutions.  Pursuant to the agreement the Company issued 644,140 shares of its common stock to Applied Digital.  The Company received 684,543 shares of Applied Digital common stock as consideration.  The value of the stock exchanged was $3.5 million. The Applied Digital common stock received by the Company was used as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S.

On March 1, 2004, the Company issued 3,000,000 unregistered shares of its common stock, $0.005 par value, to its majority shareholder, Applied Digital Solutions, Inc. pursuant to a previously announced transaction.  The Company exchanged 3,000,000 shares of its common stock, $0.005 par value, for 1,980,000 shares of Applied Digital Solutions, Inc. common stock, $0.01 par value.  The shares received from Applied Digital Solutions, Inc. were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 that was declared effective February 17, 2004.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.4 million.

During the first quarter 2005, the Company granted restricted stock and options to purchase shares of its common stock totaling 3,671,000 shares to certain employees and its directors.

On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock over a ninety day period commencing on March 30, 2005.  As of March 31, 2005, the Company purchased 50,000 shares for a total of $0.2 million.

The following table illustrates issuer purchases of equity securities during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Month 1 (January 1 - 31, 2005)	—	$—	—	—
Month 2 (February 1 - 28, 2005)	—	—	—	—
Month 3 (March 1 - 31, 2005)	50,000	4.62	50,000	1,450,000
Total	50,000	$4.62	50,000	1,450,000

Item 5.  Other information

During March 2005, the Company’s directors, except for Mr. McGrath, established plans in accordance with Rule 10b5-1 of the General Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, to provide for predetermined sales of a portion of their shares of Company common stock obtainable upon the exercise of stock options, subject to certain contingencies.  In addition, the Company’s Chief Financial Officer entered into Rule 10b5-1 trading plans.

Under the Rule 10b5-1 plans, the directors and the Chief Financial Officer will sell varying amounts of Company common stock obtained upon the exercise of stock options at price targets substantially above the current market price of the Company’s common stock.  The number of shares to be sold under the plans generally range from 30% to 60% of the respective directors or officer’s outstanding option positions and the applicable price targets are set at $8.05 and higher.

These plans were adopted while the insiders were not in possession of material non-public information and allow the insiders to trade on a predetermined basis, regardless of the receipt of any subsequent material non-public information.  Such plans allow insiders to diversify their holdings and to minimize the market impact of stock sales by spreading them out over a period of time.  Option exercises and/or stock sales made under the plan will be publicly disclosed in accordance with applicable rules.

Item 6.  Exhibits

(a) Exhibits

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

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: May 2, 2005	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer