Form 10-Q
period 2005-06-30
DIGITAL ANGEL CORP
filed 2005-08-04
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes     ☐    No     ☒

As of the close of business on August 3, 2005, there were 43,847,314 shares outstanding of the issuer’s $0.005 per share par value common stock.

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
4.	Submission of Matters to A Vote of Securityholders
6.	Exhibits

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash	$12,662	$17,492
Restricted cash	—	327
Accounts receivable (net of allowance for doubtful accounts of $255 in 2005 and $241 in 2004)	8,128	7,641
Due from Verichip Corporation	66	—
Inventories	8,390	6,232
Other current assets	1,374	1,235
Net assets from discontinued operations	—	6
Total Current Assets	30,620	32,933

Property and Equipment, net	8,161	5,947

Goodwill	53,624	48,997

Other Intangible Assets, net	3,649	4,011

Other Assets, net	598	785
	$96,652	$92,673
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$1,946	$99
Accounts payable	4,964	3,936
Accrued expenses and other current liabilities	3,284	4,371
Deferred revenue	1,195	1,204
Due to Applied Digital Solutions, Inc.	6	23
Net liabilities from discontinued operations	71	—
Total Current Liabilities	11,466	9,633

Long-Term Debt And Notes Payable	3,505	2,285

Deferred Revenue	640	744

Total Liabilities	15,611	12,662

Commitments And Contingencies (See Note 10)

Minority Interest	567	249

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, 0 outstanding in 2005 and 1 outstanding in 2004	—	1
Common stock: Authorized 95,000 shares, of $.005 par value; 44,225 shares issued and 43,847 shares outstanding in 2005 and 43,475 shares issued and 43,425 outstanding in 2004	222	217
Additional paid-in capital	211,874	207,875
Accumulated deficit	(129,858)	(128,474)
Treasury stock (carried at cost, 378 in 2005 and 50 in 2004)	(1,580)	(43)
Accumulated other comprehensive (loss) income	(184)	186
Total Stockholders’ Equity	80,474	79,762
	$96,652	$92,673

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Product revenue	$14,247	$9,403	$26,944	$19,914
Service revenue	613	667	1,319	927
Total net revenue	14,860	10,070	28,263	20,841

Cost of products sold	7,918	5,479	15,021	11,608
Cost of services sold	302	435	607	548

Gross profit	6,640	4,156	12,635	8,685

Selling, general and administrative expenses	6,118	4,303	11,446	8,727
Research and development expenses	1,119	850	2,205	1,519

Operating loss	(597)	(997)	(1,016)	(1,561)

Interest income	83	8	159	16
Interest expense	(79)	(247)	(180)	(503)
Realized and unrealized losses on Applied Digital common stock	—	(26)	—	(2,612)
Other income	7	20	33	58

Loss before taxes, minority interest and discontinued operations	(586)	(1,242)	(1,004)	(4,602)

Income taxes	(86)	—	(86)	—
Minority interest share of losses (income)	(219)	3	(294)	(3)

Net loss from continuing operations	(891)	(1,239)	(1,384)	(4,605)

Loss from discontinued operations	—	(750)	—	(1,128)

Net loss	$(891)	$(1,989)	(1,384)	$(5,733)

Loss per common share-basic and diluted:

Loss from continuing operations	(0.02)	(0.04)	(0.03)	(0.15)
Loss from discontinued operations	—	(0.02)	—	(0.03)
Net loss per common share –basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	43,917	32,691	43,792	31,604

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2005
(In Thousands)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Income (Loss)	Equity
Balance - December 31, 2004	—	$1	43,425	$217	$207,875	$(128,474)	$(43)	$186	$79,762
Net loss	—	—	—	—	—	(1,384)	—	—	(1,384)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	—	(370)	(370)
Total comprehensive loss	—	—	—	—	—	(1,384)	—	(370)	(1,754)
Purchase of treasury stock	—	—	—	—	—	—	(1,537)	—	(1,537)
Issuance of common stock to Applied Digital Solutions, Inc.	—	—	644	3	3,497	—	—	—	3,500
Conversion of Series A Preferred Stock	—	(1)	14	1	—	—	—	—	—
Exercise of stock options	—	—	20	—	55	—	—	—	55
Exercise of warrants	—	—	115	1	302	—	—	—	303
Stock grant to former employee	—	—	7	—	—	—	—	—	—
Restricted stock issued to employees	—	—	—	—	145	—	—	—	145
Balance – June 30, 2005	—	$—	44,225	$222	$211,874	$(129,858)	$(1,580)	$(184)	$80,474

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net loss from continuing operations	$(1,384)	$(4,605)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	(1,128)
Proceeds from sale of Applied Digital common stock	—	2,687
Equity-based compensation	145	31
Amortization of debt discount and deferred financing costs	—	124
Depreciation and amortization	1,179	1,157
Minority interest	294	3
Loss on Applied Digital common stock	—	2,612
Loss on disposal of equipment	5	39
Change in assets and liabilities:
Decrease (increase) in restricted cash	327	(74)
Decrease (increase) in accounts receivable	1,035	(1,169)
(Increase) decrease in inventories	(1,035)	542
Increase in deferred costs	—	(296)
Increase in other current assets	(167)	(259)
Decrease in due to Applied Digital	(17)	(250)
Decrease in accounts payable, accrued expenses and deferred revenue	(1,837)	(113)
Net cash provided by discontinued operations	77	379
Net Cash Used In Operating Activities	(1,378)	(320)

Cash Flows From Investing Activities
(Increase) decrease in other assets	(204)	18
Payments for property and equipment	(675)	(235)
Acquisition costs, net of cash acquired	(893)	(20)
Net cash provided by discontinued operations	—	383
Net Cash (Used In) Provided By Investing Activities	(1,772)	146

Cash Flows From Financing Activities
Amounts borrowed on line of credit	1,969	18,837
Amounts paid on line of credit	(2,157)	(19,510)
Payments on notes payable and long-term debt	(367)	(355)
Exercise of stock options and warrants	358	995
Purchase of treasury stock	(1,537)	—
Payments for financing costs	—	(20)
Net Cash Used In Financing Activities	(1,734)	(53)

Effect of Exchange Rate Changes on Cash	54	3

Net Decrease In Cash	(4,830)	(224)

Cash - Beginning Of Period	17,492	894

Cash - End Of Period	$12,662	$670

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.             The Company and Basis of Presentation

Digital Angel Corporation and its subsidiaries (“the Company”) develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  The Company operates in two segments: Animal Applications and GPS and Radio Communications.

Animal Applications— develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide.  The positive identification and tracking of cattle and hogs are crucial for asset management and for disease control and food safety. In addition to the visual ear tags, which have been sold by the Company since the late 1940’s, Animal Applications utilizes radio frequency transmission (“RFID”) technologies in its electronic ear tags and implantable microchips.

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

As of June 30, 2005, Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”) owned 24,291,673 shares or 55.4% of the Company’s common stock.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2004 periods have been reclassified for comparative purposes.

2.             Principles of Consolidation

The June 30, 2005 and 2004 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (DSD Holdings A/S from the date of acquisition on February 28, 2005 and OuterLink Corporation from the date of acquisition on January 22, 2004).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services, which generally provide for service on a month-to month basis and from the sale of related products to customers (communication terminals and software).  OuterLink Corporation’s messaging service is only available through use of its products and such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which customarily is 30 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net loss	$(891)	$(1,989)	(1,384)	$(5,733)
Stock-based employee compensation expense in reported net loss, net of related tax effects	145	31	145	31
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,526)	(2,111)	(2,760)	(3,611)
Pro forma net loss	$(2,272)	$(4,069)	$(3,999)	$(9,313)

Loss per share -basic and diluted
As reported	$(0.02)	$(0.06)	$(0.03)	$(0.18)
Pro forma	$(0.05)	$(0.12)	$(0.09)	$(0.30)

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

5.             Inventory (in thousands)

	June 30, 2005	December 31, 2004
Raw materials	$3,706	$3,115
Work in process	251	137
Finished goods	6,389	4,895
	10,346	8,147
Allowance for excess and obsolescence	(1,956)	(1,915)
Net inventory	$8,390	$6,232

6.             Stock Exchanges with Applied Digital Solutions, Inc.

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital.  The purpose of the February 25, 2005 stock exchange with Applied Digital was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 9.  The Company and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to the Company’s common stock.  In addition, the Company and Applied Digital mutually agreed that the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company. Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital.  The Company received 684,543 shares of Applied Digital common stock as consideration.  The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date which was $5.434 for the Company’s common stock and $5.113 for Applied Digital’s common stock.  The value of the stock exchanged was $3.5 million.

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.  The Stock Purchase Agreement dated August 14, 2003 was used as a method for the Company to obtain and sell shares of Applied Digital in order to generate cash for operations in a period of time when other capital was scarce or not available.  The Company believes the share exchange with Applied Digital, as compared to selling shares of Digital Angel, was beneficial because (i) the net yield on the sale was higher as the Company did not have to pay an underwriting commission and (ii) the Company believed the sale of Applied Digital shares was preferable to the sale of Digital Angel shares because (a) a larger number of Applied Digital shares were outstanding in the hands of unaffiliated holders (b) Applied Digital shares had a much larger volume of stock trading on a daily basis and (c) Applied Digital shares had lower stock price volatility than Digital Angel shares.  In addition, the Company and Applied Digital mutually agreed that the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company.

The purchase price per share for the shares of the Company’s stock was based on the closing price of the Company’s common stock on June 30, 2003 of $2.64 per share.  This price was used because the Company and Applied Digital determined that this was a fair price and because it reflected the fair value of the securities before any impact of the Applied Digital Debenture holders potentially hedging their position in the Company’s common stock and thereby affecting the market price of the stock.  In connection with this transaction, the Company granted a five year warrant to the Applied Digital Debenture holders to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $2.64 per share.  The warrant was issued in consideration for a waiver from the Applied Digital Debenture holders allowing Applied Digital to register the shares being issued in connection with the Stock Purchase Agreement.  The exercise price of the warrant was determined in negotiation with the Applied Digital Debenture holders.  The purchase price of the Applied Digital common stock was based on the average of the volume weighted average price of Applied Digital’s common stock for the ten trading days immediately preceding (and not including) the closing date.  In addition, as part of this transaction, the Company granted a five year warrant to Applied Digital to purchase up to 1 million shares of the Company’s common stock.  The exercise price of the warrant was based on the daily volume weighted average price of the Company’s common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004.

The Company accounted for this transaction in a manner similar to a private placement whereby the Company issued common stock and warrants in exchange for common stock of Applied Digital.  The Company’s intention was to sell the shares of Applied Digital to generate cash for its operations.  Accordingly, the Company accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

 In the six months ended June 30, 2004, the Company recorded realized losses of $955,000 on the 910,000 shares of Applied Digital common stock sold and an unrealized loss of $1,657,000 on the remaining 1,070,000 shares held by the Company.  Fair value of the Applied Digital common stock was determined by quoted values reported on NASDAQ.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million.  In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

7.             Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002.  The Medical Systems segment was one of our reporting units in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and six months ended June 30, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Product revenue	$—	$40	$—	$204
Service revenue	—	32	—	223
Total revenue	—	72	—	427
Cost of products sold	—	20	—	87
Cost of services sold	—	82	—	317
Total cost of products and services sold	—	102	—	404
Gross profit	—	(30)	—	23

Selling, general and administrative expenses	—	648	—	1,046
Other expense	—	72	—	105
Loss from discontinued operations	$—	$(750)	$—	$(1,128)

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

The net (liabilities) assets of discontinued operations as June 30, 2005 and December 31, 2004, were comprised of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Assets:
Accounts receivable, net	$—	$—
Inventory	—	—
Other current assets	—	—
Property and equipment, net	—	—
Goodwill and other intangible assets, net	—	—
Other assets	35	135
Total Assets	$35	$135

Liabilities:
Notes payable and current maturities of long-term debt	$—	$—
Accounts payable	—	—
Accrued expenses and deferred revenue	106	129
Total Liabilities	$106	$129

Net (Liabilities) Assets	$(71)	$6

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

It is on this basis that management utilizes the financial information to assist in making internal operating decisions.  The

Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data as of and for the three months ended June 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$8,036	$6,211	$—	$14,247
Service	300	313	—	613
Total revenue	$8,336	$6,524	$—	$14,860

Operating (loss) income	$(1,078)	$481	$—	$(597)

Loss before taxes, minority interest share of income and discontinued operations	$(1,081)	$495	$—	$(586)

Total assets	$81,024	$15,628	$—	$96,652

Following is the selected segment data as of and for the six months ended June 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$15,917	$11,027	$—	$26,944
Service	716	603	—	1,319
Total revenue	$16,633	$11,630	$—	$28,263

Operating (loss) income	$(1,122)	$106	$—	$(1,016)

Loss before taxes, minority interest share of income and discontinued operations	$(1,102)	$98	$—	$(1,004)

Total assets	$81,024	$15,628	$—	$96,652

Following is the selected segment data as of and for the three months ended June 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,779	$3,624	$—	$9,403
Service	334	333	—	667
Total revenue	$6,113	$3,957	$—	$10,070

Operating loss	$(234)	$(763)	$—	$(997)

Loss before taxes, minority interest share of income and discontinued operations	$(439)	$(803)	$—	$(1,242)

Total assets	$60,303	$17,067	$26	$77,396

Following is the selected segment data as of and for the six months ended June 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$12,788	$7,126	$—	$19,914
Service	397	530	—	927
Total revenue	$13,185	$7,656	$—	$20,841

Operating loss	$(108)	$(1,453)	$—	$(1,561)

Loss before taxes, minority interest share of income and discontinued operations	$(3,082)	$(1,520)	$—	$(4,602)

Total assets	$60,303	$17,067	$26	$77,396

9.             Acquisitions

The following describes the acquisitions by the Company (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$3,896	$4,743	$(847)	Manufactures and markets visual and electronic RFID tags for livestock.
OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

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

Under the terms of the DSD Holdings A/S acquisition, the Company purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period and less 30% of the total compensation paid to Lasse Nordfjeld, CEO of DSD Holdings A/S.  An initial payment of $3.5 million was made at closing through the delivery of Applied Digital common stock valued at $3.5 million which the Company acquired from Applied Digital in exchange for $3.5 million of Digital Angel Corporation common stock.  To account for pre-closing pricing fluctuations the Company paid additional consideration of $195,000 to the shareholders of DSD Holdings A/S on June 7, 2005.

In addition, Digital Angel entered into employment agreements with the CEO of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications.  In considering the benefits of the DSD ascquisition, the management of Digital Angel recognized the synergies available with DSD’s highly automated and efficient manufacturing facility, as well as DSD’s presence in successfully developed markets in Europe, the Middle East, Japan and Australia. The acquisition provides Digital Angel with immediate expansion of its existing business in the significant European market for livestock tagging and tracking.

Digital Angel Corporation operates DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

On January 22, 2004, the Company acquired OuterLink Corporation, which became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are customer relationships, trademarks and core technology.  The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years. The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years.  Amortization recorded in the three-months ended June 30, 2005 and 2004 was $0.2 million and $0.4 million, respectively.  Amortization recorded in the six-months ended June 30, 2005 and 2004 was $0.4 million and $0.4 million, respectively.  The trademark has an indefinite life.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million.  The Series A preferred stock became convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days.  As of June 30, 2005, 99,976 preferred shares had been converted into 3.9 million shares of the Company’s common stock.

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

The results of DSD Holdings A/S and OuterLink Corporation have been included in the consolidated financial statements since their dates of acquisition, February 28, 2005 and January 22, 2004, respectively.  Unaudited pro forma results of operations for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004 are included below.  Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005 and 2004, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

For the three months ended June 30,
(In thousands)	2004
Net revenue	$10,798
Net loss	$(2,392)
Net loss per common share - basic and diluted	$(0.07)

	For the six months ended June 30,
(In thousands)	2005	2004
Net revenue	$29,146	$22,522
Net loss	$(1,415)	$(6,305)
Net loss per common share - basic and diluted	$(0.03)	$(0.20)

10.                               Contingencies

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.  Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement.  The Company contested the motion on the ground that Allflex’s actions exceed the scope of the license and constitute an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim against a separate patent licensed exclusively to the Company by Bio Medic Data Systems.   On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying the Company’s motion for leave to amend.  The Company continues to believe that the suit is well-founded, and is considering whether to appeal the Court’s ruling.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent.  The Company intends to contest this action and to assert its claims under the patent.

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

11.          Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2005	2004
Interest paid	$201	$281
Taxes paid	85	—
Non-cash activity:
Issuance of preferred stock for business acquisition	$—	8,300
Issuance of common stock for ADS common stock	3,500	7,920
Conversion of debt into common stock	—	583

12.          Related Party Activity

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $455,000 and $57,000 for the six months ended June 30, 2005 and 2004, respectively.  Prior to January 1, 2005 and pursuant to mutual agreement between the Company, Applied Digital and Verichip Corporation amounts due from Verichip Corporation were offset against amounts the Company owed to Applied Digital for certain general and administrative services, research and development services, directors and officers insurance and expense reimbursement.  Effective January 1, 2005, all amounts due from Verichip Corporation are to be paid to the Company.

See Note 6 for a description of the stock exchange transactions with Applied Digital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its six subsidiaries - Digital Angel Technology Corporation (“DATC”), Timely Technology Corp., Signature Industries Limited (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S and Digital Angel International, Inc.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six months ended June 30, 2005 and 2004 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	%	%	%	%
Product revenue	95.9	93.4	95.3	95.5
Service revenue	4.1	6.6	4.7	4.5
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	53.3	54.4	53.1	55.7
Cost of services sold	2.0	4.3	2.2	2.6
Total cost of products and services sold	55.3	58.7	55.3	58.3
Gross profit	44.7	41.3	44.7	41.7
Selling, general and administrative expenses	41.2	42.7	40.5	41.9
Research and development expenses	7.5	8.4	7.8	7.3
Operating loss	(4.0)	(9.8)	(3.6)	(7.5)
Interest income	0.6	0.1	0.6	0.1
Interest expense	(0.5)	(2.5)	(0.6)	(2.4)
Loss on Applied Digital common stock	0.0	(0.3)	0.0	(12.6)
Other income	0.0	0.2	0.0	0.3
Loss before tax, minority interest and discontinued operations	(3.9)	(12.3)	(3.6)	(22.1)
Income tax expense	(0.6)	0.0	(0.3)	0.0
Minority interest share of income	(1.5)	0.0	(1.0)	0.0
Net loss from continuing operations	(6.0)	(12.3)	(4.9)	(22.1)
Loss from discontinued operations	0.0	(7.4)	0.0	(5.4)
Net loss	(6.0)	(19.7)	(4.9)	(27.5)

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenue

Revenue for the three months ended June 30, 2005 increased $4.8 million, or 47.6%, to $14.9 million when compared to $10.1 million in revenue for the three months ended June 30, 2004.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Animal Applications	$8,336	$6,113
GPS and Radio Communications	6,524	3,957
Total	$14,860	$10,070

The Animal Applications segment’s revenue increased $2.2 million, or 36.4%, in the three months ended June 30, 2005 compared to the three month period ended June 30, 2004. The increase in revenue was principally due to an increase in sales to fish and wildlife customers of $0.6 million, an increase in microchip and visual product sales to livestock customers of $0.1, and the inclusion of $1.5 million of revenue from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s revenue increased $2.6 million, or 64.9% to $6.5 million in the three months ended June 30, 2005 from $3.9 million in the three months ended June 30, 2004.  The increase primarily relates to increased revenue at our subsidiary, Signature Industries, related to shipments of the G2R pilot locator beacon to fulfill a contract with the government of India and shipments of upgraded antenna extensions to the United Kingdom Ministry of Defence.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended June 30, 2005 was $6.6 million, an increase of $2.5 million, or 59.8%, compared to $4.1 million in the three month period ended June 30, 2004. As a percentage of revenue, the gross profit margin increased to 44.7% for the three months ended June 30, 2005 from 41.3% for the three months ended June 30, 2004.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Animal Applications	$3,175	$2,328
GPS and Radio Communications	3,465	1,828
Total	$6,640	$4,156

Gross profit margin from operations for each operating segment was:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	%	%
Animal Applications	38.1	38.1
GPS and Radio Communications	53.1	46.2

The Animal Applications segment’s gross profit increased $0.8 million, or 36.4%, in the three month period ended June 30, 2005 compared to the three months ended June 30, 2004.  We attribute $0.2 million of the increase to the previously mentioned sales increase and the inclusion of $0.6 million of gross profit from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.  The gross margin percentage was 38.1% for the three month periods ended June 30, 2005 and June 30, 2004.

The GPS and Radio Communications segment’s gross profit increased $1.6 million, or 89.6%, in the three month period ended June 30, 2005 as compared to the three month period ended June 30, 2004.  The gross margin percentage increased to 53.1% in the three month period ended June 30, 2005 as compared to 46.2% in the three month period ended June 30, 2004.  The increase in gross profit margin results primarily from higher margins at our Signature Industries, Ltd subsidiary related to shipments of the G2R pilot locator beacon.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million, or 42.2%, in the three month period ended June 30, 2005 as compared to the three month period ended June 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 41.2% and 42.7% for the three months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Animal Applications	$3,558	$1,909
GPS and Radio Communications	2,560	2,394
Total	$6,118	$4,303

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	%	%
Animal Applications	42.7	31.2
GPS and Radio Communications	39.2	60.5

The Animal Applications segment’s selling, general and administrative expenses increased $1.6 million in the three month period ended June 30, 2005 as compared to the three month period ended June 30, 2004 and as a percentage of revenue increased to 42.7% from 31.2% in the same respective period.  The increase in selling, general and administrative expense relates primarily to a charge of $0.4 million for tail coverage on the Company’s Directors and Officers insurance policy, $0.3 million in legal expenses related to the protection of the Company’s intellectual property, $0.1 million of compensation expense related to restricted stock grants, $0.2 million of compensation expense related to employee bonuses and $0.4 million of expense related to DSD Holding A/S.  DSD Holding A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.2 million to $2.6 million in the three month period ended June 30, 2005 from $2.4 million in the three month period ended June 30, 2004.  The increase results from increased sales and marketing expenses at our subsidiary, Signature Industries and increases in the exchange rate.  As a percentage of revenue, selling, general and administrative expenses decreased to 39.2% in the three month period ended June 30, 2005 from 60.5% in the three month period ended June 30, 2004 primarily due to the increase in sales in the current period.

Research and Development Expense

Research and development expense was $1.1 million in the three month period ended June 30, 2005, an increase of $0.3 million, or 31.6%, from $0.8 million for the three month period ended June 30, 2004.  As a percentage of revenue, research and development expense was 7.5% and 8.4% for the three months ended June 30, 2005 and 2004, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Animal Applications	$695	$653
GPS and Radio Communications	424	197
Total	$1,119	$850

The Animal Applications segments research and development expense remained constant at $0.7 million in the three months ended June 30, 2005 and June 30, 2004.

The GPS and Radio Communications segment’s research and development expense increased $0.2 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  The increase is related to expenses at our subsidiary, Outerlink Corporation, for the upgrade of its communication system hardware and software.

Interest Expense

Interest expense was $0.1 million and $0.2 million for the three month periods ended June 30, 2005 and 2004, respectively.  Interest expense in the three months ended June 30, 2004 included discount amortization and deferred debt cost amortization.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of warrant proceeds.  In the quarter ended June 30, 2004, the Company recorded realized losses of $0.2 million and unrealized gains of $0.2 million related to the stock exchange with Applied Digital.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million.

Income Taxes

The Company had an effective income tax rate of 14.7% for the three month period ended June 30, 2005 and 0.0% for the three month period ended June 30, 2004.  Income taxes for the three month period ended June 30, 2005 relate to a 70% owned subsidiary of Daploma International A/S.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

Discontinued Operations

During 2004, the Company sold substantially all the assets of its Medical Systems segment’s medical services business.

The following discloses the operating losses from discontinued operations for the three months ended June 30, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended June 30,
	2005	2004
Product revenue	$—	$40
Service revenue	—	32
Total revenue	—	72
Cost of products sold	—	20
Cost of services sold	—	82
Total cost of products and services sold	—	102
Gross profit	—	(30)
Selling, general and administrative expenses	—	648
Other expense	—	72
Loss from discontinued operations	$—	$(750)

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenue

Revenue for the six months ended June 30, 2005 increased $7.4 million, or 35.6%, to $28.3 million when compared to $20.8 million in revenue for the six months ended June 30, 2004.

Revenue for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Animal Applications	$16,633	$13,185
GPS and Radio Communications	11,630	7,656
Total	$28,263	$20,841

The Animal Applications segment’s revenue increased $3.4 million, or 26.2%, in the six months ended June 30, 2005 compared to the six month period ended June 30, 2004. The increase in revenue was principally due to an increase in microchip and visual product sales to livestock customers of $0.9, sales to Verichip Corporation of $0.4 million and the inclusion of $2.1 million of revenue from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s revenue increased $4.0 million, or 51.9% to $11.6 million in the six months ended June 30, 2005 from $7.6 million in the six months ended June 30, 2004.  The increase was principally due to increased sales of $3.6 million at our subsidiary, Signature Industries, related to shipments of the G2R pilot locator beacon to fulfill a contract with the government of India and antennas to the United Kingdom Ministry of Defence.  Additionally, sales at our subsidiary OuterLink Corporation increased $0.4 million in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004

Gross Profit and Gross Profit Margin

Gross profit for the six month period ended June 30, 2005 was $12.6 million, an increase of $4.0 million, or 45.5%, compared to $8.7 million in the six month period ended June 30, 2004. As a percentage of revenue, the gross profit margin increased to 44.7% for the six months ended June 30, 2005 from 41.7% for the six months ended June 30, 2004.

Gross profit from operations for each operating segment was as follows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Animal Applications	$6,589	$5,134
GPS and Radio Communications	6,046	3,551
Total	$12,635	$8,685

Gross profit margin from operations for each operating segment was:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	%	%
Animal Applications	39.6	38.9
GPS and Radio Communications	52.0	46.4

The Animal Applications segment’s gross profit increased $1.5 million, or 28.3%, in the six month period ended June 30, 2005 compared to the six months ended June 30, 2004.  We attribute $0.7 million of the increase to the previously mentioned sales increase and increased gross profit margin. The inclusion of $0.8 million of gross profit from DSD Holdings A/S contributed to the total increase of $1.5 million.  DSD Holdings A/S was acquired on February 28, 2005.  The gross margin percentage was 39.6% for the six month period ended June 30, 2005 and 38.9% for the six month period ended June 30, 2004.

The GPS and Radio Communications segment’s gross profit increased $2.5 million, or 70.3%, in the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004.  The gross margin percentage increased to 52.0% in the six month period ended June 30, 2005 as compared to 46.4% in the six month period ended June 30, 2004.  The increase in gross profit margin results primarily from higher margins at our Signature Industries, Ltd subsidiary related to shipments of the G2R pilot locator beacon.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million, or 31.1%, in the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 40.5% and 41.9% for the six months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Animal Applications	$6,341	$4,066
GPS and Radio Communications	5,105	4,661
Total	$11,446	$8,727

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	%	%
Animal Applications	38.1	30.8
GPS and Radio Communications	43.9	60.9

The Animal Applications segment’s selling, general and administrative expenses increased $2.3 million in the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004 and as a percentage of revenue increased to 38.1% from 30.8% in the same respective period.  The increase in selling, general and administrative expenses relates to increased legal, compensation and insurance expense and $0.5 million of expense related to DSD Holding A/S.  DSD Holding A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased $0.4 million to $5.1 million in the six month period ended June 30, 2005 from $4.7 million in the six month period ended June 30, 2004.  The increase results from increased sales and marketing expenses at our subsidiary, Signature Industries, related to exhibitions and associated travel expense.  As a percentage of revenue, selling, general and administrative expenses decreased to 43.9% in the six month period ended June 30, 2005 from 60.9% in the six month period ended June 30, 2004 primarily due to the increase in sales in the current period.

Research and Development Expense

Research and development expense was $2.2 million in the six month period ended June 30, 2005, an increase of $0.7 million, or 45.2%, from $1.5 million for the six month period ended June 30, 2004.  As a percentage of revenue, research and development expense was 7.8% and 7.3% for the six months ended June 30, 2005 and 2004, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Animal Applications	$1,370	$1,176
GPS and Radio Communications	835	343
Total	$2,205	$1,519

The Animal Applications segments research and development expense increased $0.2 million in the six months ended June 30, 2005 and June 30, 2004.  The increase relates primarily to the development of a radio frequency identification (RFID) antenna detection system.

The GPS and Radio Communications segment’s research and development expense increased $0.5 million in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  The increase is related to research and development expenses at our subsidiary, Outerlink Corporation.

Interest Expense

Interest expense was $0.2 million and $0.5 million for the six month periods ended June 30, 2005 and 2004, respectively.  Interest expense for the six month period ended June 30, 2004 includes discount amortization and deferred debt cost amortization.  There are no corresponding charges in the 2005 period.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of warrant proceeds.  In the six months ended June 30, 2004, the Company recorded realized losses of $1.0 million on the approximately 910,000 shares of Applied Digital common stock sold and unrealized losses of $1,657,000 on the 1,070,000 shares held by the Company.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million.

Income Taxes

The Company had an effective income tax rate of 8.6% for the six month period ended June 30, 2005 and 0.0% for the six month period ended June 30, 2004.  Income taxes for the six month period ended June 30, 2005 relate to a 70% owned subsidiary of Daploma International A/S.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Income taxes included U.S. and foreign taxes.

Discontinued Operations

During 2004, the Company sold substantially all the assets of its Medical Systems segment’s medical services business.

The following discloses the operating losses from discontinued operations for the six months ended June 30, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Six-Months Ended June 30,
	2005	2004
Product revenue	$—	$204
Service revenue	—	223
Total revenue	—	427
Cost of products sold	—	87
Cost of services sold	—	317
Total cost of products and services sold	—	404
Gross profit	—	23
Selling, general and administrative expenses	—	1,046
Other expense	—	105
Loss from discontinued operations	$—	$(1,128)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash, excluding restricted cash, of $12.7 million compared to $17.5 million at December 31, 2004.  Cash used in operating activities totaled $1.4 million and $0.3 million in the first six months of 2005 and 2004, respectively.

In the first six months of 2005, the use of cash was due primarily to the loss from continuing operations of $1.4 million, an increase in inventory of $1.0 million and a decrease in accounts payable, accrued expenses and deferred revenue of $1.8 million.  Offsetting these uses of cash was depreciation and amortization of $1.2 million.

Inventory levels increased by $2.2 million to $8.4 million at June 30, 2005 from $6.2 million at December 31, 2004 due to an increase in inventory at our Animal Applications segment and $1.4 million of acquired inventory in the acquisition of DSD Holdings A/S.

Accounts payable increased by $1.0 million to $5.0 million at June 30, 2005 from $3.9 million at December 31, 2004.  The increase primarily relates to $1.1 million of accounts payable acquired in the acquisition of DSD Holdings A/S.

Accrued expenses and other current liabilities decreased by $1.1 million, or 24.9%, to $3.3 million at June 30, 2005 from $4.4 million at December 31, 2004.

Investing activities used cash of $1.8 million in the first six months of 2005 and provided cash of $0.1 million in the first six months of 2004. In the first six months of 2005, cash used was primarily for the acquisition of DSD Holdings A/S and expenditures for plant property and equipment of $0.7 million.

Financing activities used cash of $1.7 million and $53,000 in the first six months of 2005 and 2004, respectively.  In the first six months of 2005, cash used was primarily for the purchase of 328,100 shares of treasury stock for $1.5 million.

The Company expects that current funds available and cash from operations will adequately fund the Company’s operations for the next twelve months.

Debt, Covenant Compliance and Liquidity

Invoice Discounting Agreement On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003 and June 21, 2005, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold in the United Kingdom and 75% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £750,000 ($1,350,000 at June 30, 2005) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at an annual rate of 1.85% above the base rate, as defined in the amended Invoice Discounting Agreement (7.0% at June 30, 2005).  Signature pays a commission charge to RBS of 0.16% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $24,000 and $32,000 are included in interest expense for the six months ended June 30, 2005 and 2004, respectively.

Credit Facility As of June 30, 2005, DSD Holdings is party to a credit agreement with Danske Bank.  The credit facility provides for borrowings up to DKK 12 million ($1,944,000 at June 30, 2005).  At June 30, 2005, the annual interest rate on the facility was 4.5%.  Borrowing availability under the facility as of June 30, 2005 was approximately $675,000.

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

Stock Repurchase On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock over a ninety day period commencing on March 30, 2005.  As of June 30, 2005, the Company purchased 328,000 shares for a total of $1.5 million.

The following table summarizes the Company’s fixed cash obligations as of June 30, 2005 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$5,451	$1,946	$969	$544	$1,992
Operating Leases	18,350	706	1,213	1,047	15,384
Employment Contracts	1,313	1,166	147	—	—
	$25,114	$3,818	$2,329	$1,591	$17,376

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

As of June 30, 2005, our majority stockholder, Applied Digital Solutions, owns 55.4% of our common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of June 30, 2005, Applied Digital Solutions is the beneficial owner of 55.4% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions, sale of additional equity securities and other significant corporate transactions.  There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

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

We may continue to incur losses.

We incurred a net loss of $1.4 million for the six months ended June 30, 2005. We also recorded a net loss of $5.0 million, $9.5 million and $92.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and a $18.7 million charge arising from the remeasurement of options in connection with the 2002 merger between Digital Angel Acquisition Company, which was then a wholly-owned subsidiary of Medical Advisory Systems, and Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions.  No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

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

We depend on principal customers.

Our five largest customers, in aggregate, accounted for 28.9% of our consolidated revenue in the six months ended June 30, 2005. Our subsidiary, Signature Industries, Ltd. is heavily dependent on contracts with domestic government agencies and foreign governments, including India and the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

As of June 30, 2005, we had recorded goodwill of $53.6 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, the Company performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  Accordingly, the Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003.  During the fourth quarter of 2002, we recorded an impairment charge of $57.4 million for goodwill at our GPS and Radio Communications and Medical Systems reporting units.

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

As of June 30, 2005, we had 10,024,000 options and 605,000 warrants outstanding to purchase from us a total of 10,629,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

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

As of June 30, 2005, we had short term investments of $11.2 million.  The short-term investments consist of highly liquid securities between three and twelve months.  Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period covered by the Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit seeks actual damages, punitive damages and interest, costs and attorneys’ fees.  Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.  Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement.  The Company contested the motion on the ground that Allflex’s actions exceed the scope of the license and constitute an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim against a separate patent licensed exclusively to the Company by Bio Medic Data Systems.  On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying the Company’s motion for leave to amend.  The Company continues to believe that the suit is well-founded, and is considering whether to appeal the Court’s ruling.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent.  The Company intends to contest this action and to assert its claims under the patent.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2005, the Company issued 7,500 unregistered shares of its common stock, $0.005 par value, to Dale Hutchins pursuant to an agreement to an agreement with the Company’s Board of Directors.

On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock commencing on March 30, 2005 terminating June 30, 2005.  As of June 30, 2005, the Company purchased 328,100 shares for a total of $1.5 million.

The following table illustrates issuer purchases of equity securities during the six months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Month 1 (January 1 - 31, 2005)	—	$—	—	—
Month 2 (February 1 - 28, 2005)	—	—	—	—
Month 3 (March 1 - 31, 2005)	50,000	4.62	50,000	1,450,000
Month 4 (April 1-April 30, 2005)	264,100	4.71	264,100	1,185,900
Month 5 (May 1-May 31, 2005)	14,000	3.86	14,000	1,171,900
Month 6 (June 1-June 30, 2005)	—	—	—	—
Total	328,100	$4.62	328,100	—

Item 4.  Submission of Matters to a Vote of Securityholders

At the Annual Meeting of Stockholders held on May 3, 2005, the following proposals were adopted by the margins indicated:

PROPOSAL 1- ELECTION OF DIRECTORS

The following persons were elected as directors of the Company:

Kevin N. McGrath

Scott R. Silverman

John R. Block

Kevin H. McLaughlin

Howard S. Weintraub, Ph.D.

Michael S. Zarriello

No fewer than 39,019,131 were voted in favor of, no more than 2,053,149 shares were withheld.

PROPOSAL 2-APPROVAL OF AMENDMENT TO 2002 STOCK PLAN INCREASING NUMBER OF SHARES

The following is the result of the stockholders’ vote on the amendment to the 2002 Transition Stock Option Plan.

For	26,316,626
Against	2,747,311
Abstain	98,007
Broker Non-Vote	11,853,440

PROPOSAL 3-RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following is the result of the stockholders’ vote on the ratification of the appointment of Eisner, LLP as independent registered public accounting firm:

For	40,746,637
Against	172,047
Abstain	96,700

Item 6.  Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: August 4, 2005	By:	/S/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer