Form 10-Q
period 2005-09-30
DIGITAL ANGEL CORP
filed 2005-10-31
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 1-15177

DIGITAL ANGEL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-1233960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes     ☐    No     ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes     ☐    No     ☒

As of the close of business on October 28, 2005, there were 43,847,314 shares outstanding of the issuer’s $0.005 per share par value common stock.

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I — FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II — OTHER INFORMATION

1.	Legal Proceedings
6.	Exhibits

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash	$12,117	$17,492
Restricted cash	—	327
Accounts receivable (net of allowance for doubtful accounts of $216 in 2005 and $241 in 2004)	8,712	7,641
Inventories	8,381	6,232
Other current assets	1,277	1,235
Net assets from discontinued operations	—	6
Total Current Assets	30,487	32,933

Property and Equipment, net	8,347	5,947

Goodwill	53,563	48,997

Other Intangible Assets, net	3,468	4,011

Other Assets, net	769	785
	$96,634	$92,673
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$2,236	$99
Accounts payable	5,107	3,936
Accrued expenses and other current liabilities	3,267	4,394
Deferred revenue	1,452	1,204
Net liabilities from discontinued operations	94	—
Total Current Liabilities	12,156	9,633

Long-Term Debt And Notes Payable	3,696	2,285

Deferred Revenue	642	744

Total Liabilities	16,494	12,662

Commitments And Contingencies (See Note 10)

Minority Interest	626	249

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding in 2005 and 1 outstanding in 2004	—	1
Common stock: Authorized 95,000 shares, of $.005 par value; 44,225 shares issued and 43,847 shares outstanding in 2005 and 43,425 shares issued and 43,375 outstanding in 2004	222	217
Additional paid-in capital	211,957	207,875
Accumulated deficit	(130,842)	(128,474)
Treasury stock (carried at cost, 378 shares in 2005 and 50 shares in 2004)	(1,580)	(43)
Accumulated other comprehensive (loss) income	(243)	186
Total Stockholders’ Equity	79,514	79,762
	$96,634	$92,673

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Product revenue	$13,217	$10,668	$40,161	$30,582
Service revenue	541	512	1,860	1,439
Total net revenue	13,758	11,180	42,021	32,021

Cost of products sold	7,538	5,871	22,559	17,479
Cost of services sold	284	293	891	841

Gross profit	5,936	5,016	18,571	13,701

Selling, general and administrative expenses	5,756	4,435	17,202	13,162
Research and development expenses	1,165	731	3,370	2,250

Operating loss	(985)	(150)	(2,001)	(1,711)

Interest income	89	9	248	25
Interest expense	(98)	(254)	(278)	(757)
Realized and unrealized losses on Applied Digital common stock	—	(279)	—	(2,891)
Other income	12	25	45	83

Loss before taxes, minority interest and discontinued operations	(982)	(649)	(1,986)	(5,251)

Income taxes	(24)	—	(110)	—
Minority interest share of income	(63)	(133)	(357)	(136)

Net loss from continuing operations	(1,069)	(782)	(2,453)	(5,387)

Income (loss) from discontinued operations	85	255	85	(873)

Net loss	$(984)	$(527)	$(2,368)	$(6,260)

Loss per common share-basic and diluted:

Loss from continuing operations	(0.02)	(0.02)	(0.05)	(0.17)
Income (loss) from discontinued operations	—	0.01	—	(0.03)
Net loss per common share —basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	43,847	32,892	43,811	32,036

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2005
(In Thousands)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Income (Loss)	Equity
Balance - December 31, 2004	—	$1	43,425	$217	$207,875	$(128,474)	$(43)	$186	$79,762
Net loss	—	—	—	—	—	(2,368)	—	—	(2,368)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	—	(429)	(429)
Total comprehensive loss	—	—	—	—	—	(2,368)	—	(429)	(2,797)
Purchase of treasury stock	—	—	—	—	—	—	(1,537)	—	(1,537)
Issuance of common stock to Applied Digital Solutions, Inc.	—	—	644	3	3,497	—	—	—	3,500
Conversion of Series A Preferred Stock	—	(1)	14	1	—	—	—	—	—
Exercise of stock options	—	—	20	—	55	—	—	—	55
Exercise of warrants	—	—	115	1	302	—	—	—	303
Stock grant to former employee	—	—	7	—	35	—	—	—	35
Restricted stock issued to employees	—	—	—	—	193	—	—	—	193
Balance — September 30, 2005	—	$—	44,225	$222	$211,957	$(130,842)	$(1,580)	$(243)	$79,514

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Net loss from continuing operations	$(2,453)	$(5,387)

Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) from discontinued operations	85	(873)
Proceeds from sale of Applied Digital common stock	—	2,687
Equity-based compensation	228	31
Amortization of debt discount and deferred financing costs	—	276
Depreciation and amortization	1,829	1,501
Minority interest	357	136
Loss on Applied Digital common stock	—	2,891
Loss on disposal of equipment	8	1
Change in assets and liabilities:
Decrease in restricted cash	327	53
Decrease (increase) in accounts receivable	520	(1,539)
(Increase) decrease in inventories	(1,072)	5
Increase in other current assets	(69)	(364)
Decrease in accounts payable, accrued expenses and deferred revenue	(1,478)	(286)
Net cash provided by discontinued operations	100	154
Net Cash Used In Operating Activities	(1,618)	(714)

Cash Flows From Investing Activities
(Increase) decrease in other assets	37	(270)
Proceeds from the sale of assets	—	18
Payments for property and equipment	(1,319)	(369)
Cash used in acquisition, net of cash acquired	(1,286)	(27)
Net cash provided by discontinued operations	—	1,730
Net Cash (Used In) Provided By Investing Activities	(2,568)	1,082

Cash Flows From Financing Activities
Amounts borrowed on line of credit	3,179	28,295
Amounts paid on line of credit	(3,048)	(28,927)
Payments on notes payable and long-term debt	(339)	(398)
Proceeds from notes payable and long-term debt	339	—
Exercise of stock options and warrants	358	1,090
Purchase of treasury stock	(1,537)	—
Payments for financing costs	—	(101)
Net cash used in discontinued operations	—	(910)
Net Cash Used In Financing Activities	(1,048)	(951)

Effect of Exchange Rate Changes on Cash	(141)	(4)

Net Decrease In Cash	(5,375)	(587)

Cash - Beginning Of Period	17,492	894

Cash - End Of Period	$12,117	$307

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.             The Company and Basis of Presentation

Digital Angel Corporation and its subsidiaries (“the Company”) develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  The Company operates in two segments: (1) Animal Applications and (2) GPS and Radio Communications.

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

GPS and Radio Communications— consists of the design, manufacture and support of global positioning system (“GPS”) enabled equipment. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including GPS and other systems).

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

As of September 30, 2005, Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”) owned 24,291,673 shares or 55.4% of the Company’s common stock.

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year.  These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2004 periods have been reclassified for comparative purposes.

2.             Principles of Consolidation

The September 30, 2005 and 2004 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (DSD Holdings A/S and OuterLink Corporation operations are included from the date of acquisition: February 28, 2005 and January 22, 2004, respectively).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services and from the sale of related products to customers (communication terminals and software).  OuterLink Corporation’s messaging service is only available through use of its products and such products have no alternative use.  Accordingly, service revenue is recognized as the services are performed.  OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 30 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net loss	$(984)	$(527)	(2,368)	$(6,260)
Stock-based employee compensation expense in reported net loss, net of related tax effects	83	—	228	31
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,341)	(2,024)	(4,113)	(5,647)
Pro forma net loss	$(2,242)	$(2,551)	$(6,253)	$(11,876)

Loss per share -basic and diluted
As reported	$(0.02)	$(0.01)	$(0.05)	$(0.20)
Pro forma	$(0.05)	$(0.08)	$(0.14)	$(0.37)

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

5.             Inventory (in thousands)

	September 30, 2005	December 31, 2004
Raw materials	$3,917	$3,115
Work in process	57	137
Finished goods	6,385	4,895
	10,359	8,147
Allowance for excess and obsolescence	(1,978)	(1,915)
Net inventory	$8,381	$6,232

6.             Stock Exchanges with Applied Digital Solutions, Inc.

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital.  The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 9.  The Company and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to the Company’s common stock.  In addition, the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company. Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital.  The Company received 684,543 shares of Applied Digital common stock as consideration.  The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date which was $5.434 for the Company’s common stock and $5.113 for Applied Digital’s common stock.  The value of the stock exchanged was $3.5 million.

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003.  The Stock Purchase Agreement dated August 14, 2003 was used as a method for the Company to obtain and sell shares of Applied Digital in order to generate cash for operations in a period of time when other capital was scarce or not available.  The Company believed the share exchange with Applied Digital, as compared to selling shares of Digital Angel, was beneficial because (i) the net yield on the sale was higher as the Company did not have to pay an underwriting commission and (ii) the Company believed the sale of Applied Digital shares was preferable to the sale of Digital Angel shares because (a) a larger number of Applied Digital shares were outstanding in the hands of unaffiliated holders (b) Applied Digital shares had a much larger volume of stock trading on a daily basis and (c) Applied Digital shares had lower stock price volatility than Digital Angel shares.  In addition, the Company and Applied Digital mutually agreed that the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company.

The purchase price per share for the shares of the Company’s stock was based on the closing price of the Company’s common stock on June 30, 2003 of $2.64 per share.  This price was used because the Company and Applied Digital determined that this was a fair price and because it reflected the fair value of the securities before any impact of the Applied Digital Debenture holders potentially hedging their position in the Company’s common stock and thereby affecting the market price of the stock.  In connection with this transaction, the Company granted a five year warrant to the Applied Digital Debenture holders to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $2.64 per share.  The warrant was issued in consideration for a waiver from the Applied Digital Debenture holders allowing Applied Digital to register the shares being issued in connection with the Stock Purchase Agreement.  The exercise price of the warrant was determined in negotiation with the Applied Digital Debenture holders.  The purchase price of the Applied Digital common stock was based on the average of the volume weighted average price of Applied Digital’s common stock for the ten trading days immediately preceding (and not including) the closing date.  In addition, as part of this transaction, the Company granted a five year warrant to Applied Digital to purchase up to 1 million shares of the Company’s common stock.  The exercise price of the warrant, $3.74, was based on the daily volume weighted average price of the Company’s common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004.

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

 In the nine months ended September 30, 2004, the Company recorded realized losses of $1.0 million on the 910,000 shares of Applied Digital common stock sold and an unrealized loss of $1.9 million on the remaining 1,070,000 shares held by the Company.  Fair value of the Applied Digital common stock was determined by quoted values reported on NASDAQ.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million.  In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of common stock.  Net proceeds to the Company upon exercise of the warrant were $3.74 million.

7.             Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002.  The Medical Systems segment was one of our reporting units in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.  Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and nine months ended September 30, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Product revenue	$—	$—	$—	$204
Service revenue	—	—	—	223
Total revenue	—	—	—	427
Cost of products sold	—	—	—	87
Cost of services sold	—	—	—	317
Total cost of products and services sold	—	—	—	404
Gross profit	—	—	—	23

Selling, general and administrative expenses	—	35	—	1,081
Other expense (income)	(85)	(290)	(85)	(185)
Income (loss) from discontinued operations	$85	$255	$85	$(873)

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

The net (liabilities) assets of discontinued operations as September 30, 2005 and December 31, 2004, were comprised of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Assets:
Accounts receivable, net	$—	$—
Inventory	—	—
Other current assets	—	—
Property and equipment, net	—	—
Goodwill and other intangible assets, net	—	—
Other assets	—	135
Total Assets	$—	$135

Liabilities:
Notes payable and current maturities of long-term debt	$—	$—
Accounts payable	—	—
Accrued expenses and deferred revenue	94	129
Total Liabilities	$94	$129

Net (Liabilities) Assets	$(94)	$6

8.             Segment Information

The Company is an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets.  The Company’s operating segments are: (1) Animal Applications and (2) GPS and Radio Communications.  During 2004, Digital Angel Corporation sold substantially all the assets related to its Medical Systems segment’s medical services business.

It is on the basis of segment reporting that management utilizes the financial information to assist in making internal operating decisions.  The Company evaluates performance based on stand-alone segment operating income.

Following is the selected segment data for the three months ended September 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$8,448	$4,769	$—	$13,217
Service	321	220	—	541
Total revenue	$8,769	$4,989	$—	$13,758

Operating loss	$(612)	$(373)	$—	$(985)

Loss before taxes, minority interest share of income and discontinued operations	$(601)	$(381)	$—	$(982)

Following is the selected segment data as of and for the nine months ended September 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$24,365	$15,796	$—	$40,161
Service	1,037	823	—	1,860
Total revenue	$25,402	$16,619	$—	$42,021

Operating loss	$(1,734)	$(267)	$—	$(2,001)

Loss before taxes, minority interest share of income and discontinued operations	$(1,703)	$(283)	$—	$(1,986)

Total assets	$82,144	$14,490	$—	$96,634

Following is the selected segment data for the three months ended September 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$5,303	$5,365	$—	$10,668
Service	212	300	—	512
Total revenue	$5,515	$5,665	$—	$11,180

Operating income (loss)	$(327)	$177	$—	$(150)

Loss before taxes, minority interest share of income and discontinued operations	$(777)	$128	$—	$(649)

Following is the selected segment data as of and  for the nine months ended September 30, 2004 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$18,091	$12,491	$—	$30,582
Service	609	830	—	1,439
Total revenue	$18,700	$13,321	$—	$32,021

Operating loss	$(436)	$(1,275)	$—	$(1,711)

Loss before taxes, minority interest share of income and discontinued operations	$(3,859)	$(1,392)	$—	$(5,251)

Total assets	$59,743	$17,359	$101	$77,203

9.             Acquisitions

The following describes the acquisitions by the Company (in thousands) in the nine months ended September 30, 2005 and 2004:

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$3,902	$4,743	$(847)	Manufactures and markets visual and electronic RFID tags for livestock.
OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

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

Under the terms of the DSD Holdings A/S acquisition, the Company purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period.  An initial payment of $3.5 million was made at closing through the delivery of Applied Digital common stock valued at $3.5 million which the Company acquired from Applied Digital in exchange for $3.5 million of Digital Angel Corporation common stock.  To account for pre-closing pricing fluctuations the Company paid additional consideration of $195,000 to the shareholders of DSD Holdings A/S on June 7, 2005.

In addition, Digital Angel entered into employment agreements with the Chief Executive Officer of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock.  In considering the benefits of the DSD acquisition, the management of Digital Angel recognized the synergies available with DSD’s highly automated and efficient manufacturing facility, as well as DSD’s presence in successfully developed markets in Europe, the Middle East and Asia. The acquisition provides Digital Angel with immediate expansion of its existing business in the significant European market for livestock tagging and tracking.

Digital Angel Corporation operates DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

On January 22, 2004, the Company acquired OuterLink Corporation, which became a wholly-owned subsidiary of Digital Angel Corporation.  The acquisition was accounted for under the purchase method of accounting.   The excess of purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are customer relationships, trademarks and core technology. The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years.  Amortization recorded in the three-months ended September 30, 2005 and 2004 was $0.2 million and $0.1million, respectively.  Amortization recorded in the nine-months ended September 30, 2005 and 2004 was $0.5 million and $0.5 million, respectively.  The trademark has an indefinite life.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million.  The Series A preferred stock became convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock was greater than or equal to $4.00 per share for ten consecutive trading days.  As of September 30, 2005, 99,976 preferred shares had been converted into 3.9 million shares of the Company’s common stock.

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

The results of DSD Holdings A/S and OuterLink Corporation have been included in the consolidated financial statements since their dates of acquisition, February 28, 2005 and January 22, 2004, respectively.  Unaudited pro forma results of operations for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004 are included below.  Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005 and 2004, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

For the three months ended September 30,
(In thousands)	2004
Net revenue	$12,129
Net loss	$(643)
Net loss per common share - basic and diluted	$(0.02)

	For the nine months ended September 30,
(In thousands)	2005	2004
Net revenue	$42,904	$34,738
Net loss	$(2,399)	$(7,651)
Net loss per common share - basic and diluted	$(0.06)	$(0.24)

10.                               Contingencies

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claimed that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claimed that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit sought, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit sought actual damages, punitive damages and interest, costs and attorneys’ fees.  Allflex asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.  Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement.  The Company contested the motion on the ground that Allflex’s actions exceed the scope of the license and constituted an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim against a separate patent licensed exclusively to the Company by Bio Medic Data Systems.   On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying the Company’s motion for leave to amend.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent.  The Company has not been served with this complaint and Allflex has agreed to withdraw the complaint without prejudice.

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases.  The Company contested this motion, and on October 6, 2005, the Court denied the motion in its entirety.  Final judgment in the action has not yet entered, and the Company is considering whether to appeal the Court’s ruling granting judgment on the pleadings.

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

Crystal v. Digital Angel, et al.

On or about December 29, 2004 The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and the Company in the United States District Court for the Northern District of Alabama.  Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against the Company.  The Company filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota for consolidation with the Datamars patent infringement action referred to above or to have the action stayed until the completion of the Datamars action.   On October 12, 2005, the Alabama Court denied the Company’s motion to dismiss the complaint, but granted the Company’s motion to transfer the action to Minnesota, where the Company intends to seek to consolidate the action with the patent infringement action.  Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

11.          Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2005	2004
Interest paid	$291	$378
Taxes paid	111	—
Non-cash activity:
Issuance of preferred stock for business acquisition	—	8,300
Issuance of common stock for ADS common stock	3,500	7,920
Conversion of debt into common stock	—	699

12.          Related Party Activity

The Company has executed an exclusive eleven year Distribution and Licensing Agreement dated March 4, 2002 with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of Verichip’s implantable microchip and the maintenance of the Verichip Registry by the Company.  The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets.  The Company will be the sole manufacturer and supplier to Verichip.  Revenue recognized under the Distribution and Licensing Agreement was $0.5 million and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively.  Prior to January 1, 2005 and pursuant to mutual agreement between the Company, Applied Digital and Verichip Corporation amounts due from Verichip Corporation were offset against amounts the Company owed to Applied Digital for certain general and administrative services, research and development services, directors and officers insurance and expense reimbursement.  Effective January 1, 2005, all amounts due from Verichip Corporation are to be paid to the Company.

See Note 6 for a description of the stock exchange transactions with Applied Digital.

Following is a summary of amounts due from and amounts due to related parties as of September 30, 2005 and December 31, 2005. (In thousands)

	Nine Months Ended September 30,
	September 30, 2005	December 31, 2004
Due from Verichip Corporation	$7	$—
Due to Applied Digital	16	23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and its seven subsidiaries - Digital Angel Technology Corporation (“DATC”), Timely Technology Corp., Signature Industries Limited (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S, Digital Angel Holdings, Inc. and Digital Angel International, Inc.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine months ended September 30, 2005 and 2004 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	%	%	%	%
Product revenue	96.1	95.4	95.6	95.5
Service revenue	3.9	4.6	4.4	4.5
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	54.8	52.5	53.7	54.6
Cost of services sold	2.1	2.6	2.1	2.6
Total cost of products and services sold	56.9	55.1	55.8	57.2
Gross profit	43.1	44.9	44.2	42.8
Selling, general and administrative expenses	41.8	39.7	40.9	41.1
Research and development expenses	8.5	6.5	8.1	7.0
Operating loss	(7.2)	(1.3)	(4.8)	(5.3)
Interest income	0.6	0.1	0.6	0.1
Interest expense	(0.6)	(2.3)	(0.7)	(2.4)
Loss on Applied Digital common stock	0.0	(2.5)	0.0	(9.0)
Other income	0.1	0.2	0.1	0.2
Loss before tax, minority interest and discontinued operations	(7.1)	(5.8)	(4.8)	(16.4)
Income tax expense	(0.2)	—	(0.3)	—
Minority interest share of income	(0.5)	(1.2)	(0.7)	(0.4)
Net loss from continuing operations	(7.8)	(7.0)	(5.8)	(16.8)
Income (loss) from discontinued operations	0.6	2.3	0.2	(2.7)
Net loss	(7.2)	(4.7)	(5.6)	(19.5)

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenue

Revenue for the three months ended September 30, 2005 increased $2.6 million, or 23.1%, to $13.8 million when compared to $11.2 million in revenue for the three months ended September 30, 2004.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Animal Applications	$8,769	$5,515
GPS and Radio Communications	4,989	5,665
Total	$13,758	$11,180

The Animal Applications segment’s revenue increased approximately $3.3 million, or 59.0%, in the three months ended September 30, 2005 compared to the three month period ended September 30, 2004. The increase in revenue was principally due to an increase in sales to fish and wildlife customers of approximately $0.9 million, an increase in microchip and visual product sales to livestock customers of approximately $0.8 million, an increase in sales to companion animal customers of approximately $0.5 million, and the inclusion of approximately $1.1 million of revenue from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s revenue decreased approximately $0.7 million, or 11.9% to approximately $5.0 million in the three months ended September 30, 2005 from approximately $5.7 million in the three months ended September 30, 2004.  The decrease primarily relates to decreased revenue at our subsidiary, Signature Industries.   In the three months ended September 30, 2005 there were no shipments by Signature Industries of the G2R Sarbe locator beacon under the contract with the government of India compared to approximately $1.8 million of shipments in the three months ended September 30, 2004. Signature’s last shipment under the contract with the government of India occurred in May 2005. In the three months ended September 30, 2005 this decrease was offset by increased shipments of Sarbe accessories to the United Kingdom Ministry of Defence of approximately $0.6 million and increased sales of approximately $0.5 million in Signature’s alarm and equipment leasing divisions.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended September 30, 2005 was approximately $5.9 million, an increase of approximately $0.9 million, or 18.3%, compared to approximately $5.0 million in the three month period ended September 30, 2004. As a percentage of revenue, the gross profit margin decreased to 43.1% for the three months ended September 30, 2005 from 44.9% for the three months ended September 30, 2004.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Animal Applications	$3,478	$2,155
GPS and Radio Communications	2,458	2,861
Total	$5,936	$5,016

Gross profit margin from operations for each operating segment was:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	%	%
Animal Applications	39.7	39.1
GPS and Radio Communications	49.3	50.5

The Animal Applications segment’s gross profit increased approximately $1.3 million, or 61.4%, in the three month period ended September 30, 2005 compared to the three months ended September 30, 2004.  We attribute approximately $1.0 million of the increase to the previously mentioned sales increase and improved margins and the inclusion of approximately $0.3 million of gross profit from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.  The gross margin percentage was 39.7% for the three month period ended September 30, 2005 compared to 39.1% for the three month period ended September 30, 2004.

The GPS and Radio Communications segment’s gross profit decreased approximately $0.4 million, or 14.1%, in the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004. The decrease in gross profit relates to the decrease in sales. The gross margin percentage decreased to 49.3% in the three month period ended September 30, 2005 as compared to 50.5% in the three month period ended September 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $1.3 million, or 29.8%, in the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 41.8% and 39.7% for the three months ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Animal Applications	$3,373	$1,944
GPS and Radio Communications	2,383	2,491
Total	$5,756	$4,435

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	%	%
Animal Applications	38.5	35.2
GPS and Radio Communications	47.8	44.0

The Animal Applications segment’s selling, general and administrative expenses increased approximately $1.4 million in the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004 and selling, general and administrative expense as a percentage of revenue increased to 38.5% from 35.2% in the same respective period.  The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.4 million in legal expenses related to the protection of the Company’s intellectual property, approximately $0.4 million of compensation expense, and approximately $0.4 million of expense related to DSD Holding A/S.  DSD Holding A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased approximately $0.1 million to approximately $2.4 million in the three month period ended September 30, 2005 from approximately $2.5 million in the three month period ended September 30, 2004.  As a percentage of revenue, selling, general and administrative expenses increased to 47.8% in the three month period ended September 30, 2005 from 44.0% in the three month period ended September 30, 2004.  The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

Research and Development Expense

Research and development expense was approximately $1.2 million in the three month period ended September 30, 2005, an increase of approximately $0.4 million, or 59.4%, from approximately $0.7 million for the three month period ended September 30, 2004.  As a percentage of revenue, research and development expense was 8.5% and 6.5% for the three months ended September 30, 2005 and 2004, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Animal Applications	$717	$539
GPS and Radio Communications	448	192
Total	$1,165	$731

The Animal Applications segments research and development expense was approximately $0.7 million in the three month period ended September 30, 2005, an increase of approximately $0.2 million, or 33.0%, from approximately $0.5 million for the three month period ended September 30, 2004. The increase is related to the development of a large scale radio frequency identification (RFID) antenna detection system for a fish and wildlife customer.

The GPS and Radio Communications segment’s research and development expense was approximately $0.4 million in the three month period ended September 30, 2005, an increase of approximately $0.2 million, or 133.3%, from approximately $0.2 million in the three months ended September 30, 2004.   The increase is primarily related to expenses at our OuterLink subsidiary associated with continued development of its next generation of communication system hardware.

Interest Expense

Interest expense was approximately $0.1 million and approximately $0.3 million for the three month periods ended September 30, 2005 and 2004, respectively.  Interest expense in the three months ended September 30, 2004 included discount amortization and deferred debt cost amortization.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of warrant proceeds.  In the quarter ended September 30, 2004, the Company recorded unrealized losses of approximately $0.3 million related to the stock exchange with Applied Digital.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for approximately $6.7 million.

Income Taxes

The Company recorded an income tax provision of $24,000 in the three month period ended September 30, 2005 and no tax provision for the three month period ended September 30, 2004.  Income taxes for the three month period ended September 30, 2005 relate to income earned by a subsidiary of Daploma International A/S.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Discontinued Operations

During 2004, the Company sold substantially all the assets of its Medical Systems segment.

The following discloses the operating losses from discontinued operations for the three months ended September 30, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Three-Months Ended September 30,
	2005	2004
Product revenue	$—	$—
Service revenue	—	—
Total revenue	—	—
Cost of products sold	—	—
Cost of services sold	—	—
Total cost of products and services sold	—	—
Gross profit	—	—
Selling, general and administrative expenses	—	35
Other income	(85)	(290)
Income from discontinued operations	$85	$255

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenue

Revenue for the nine months ended September 30, 2005 increased approximately $10.0 million, or 31.2%, to approximately $42.0 million when compared to approximately $32.0 million in revenue for the nine months ended September 30, 2004.

Revenue for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Animal Applications	$25,402	$18,700
GPS and Radio Communications	16,619	13,321
Total	$42,021	$32,021

The Animal Applications segment’s revenue increased approximately $6.7 million, or 35.8%, in the nine months ended September 30, 2005 compared to the nine month period ended September 30, 2004. The increase in revenue was principally due to an increase in microchip and visual product sales to livestock customers of approximately $1.7 million, an increase in sales to fish and wildlife customers of approximately $0.9 million, an increase in sales to companion animal customers of approximately $0.5 million, an increase in sales to Verichip Corporation of approximately $0.4 million and the inclusion of approximately $3.2 million of revenue from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s revenue increased approximately $3.3 million, or 24.8% to approximately $16.6 million in the nine months ended September 30, 2005 from approximately $13.3 million in the nine months ended September 30, 2004.  The increase was principally due to increased sales of approximately $2.9 million at our subsidiary, Signature Industries, related to shipments of Sarbe accessories to the United Kingdom Ministry of Defence and increased sales in Signature’s alarm and equipment leasing divisions.  Additionally, sales at our subsidiary OuterLink Corporation increased approximately $0.4 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

Gross Profit and Gross Profit Margin

Gross profit for the nine month period ended September 30, 2005 was approximately $18.6 million, an increase of approximately $4.9 million, or 35.5%, compared to approximately $13.7 million in the nine month period ended September 30, 2004. As a percentage of revenue, the gross profit margin increased to 44.2% for the nine months ended September 30, 2005 from 42.8% for the nine months ended September 30, 2004.

Gross profit from operations for each operating segment was as follows (in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Animal Applications	$10,067	$7,289
GPS and Radio Communications	8,504	6,412
Total	$18,571	$13,701

Gross profit margin from operations for each operating segment was:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	%	%
Animal Applications	39.6	39.0
GPS and Radio Communications	51.2	48.1

The Animal Applications segment’s gross profit increased approximately $2.8 million, or 38.1%, in the nine month period ended September 30, 2005 compared to the nine months ended September 30, 2004.  We attribute approximately $1.6 million of the increase to the previously mentioned sales increase and $1.2 million of the increase to the inclusion of gross profit from DSD Holdings A/S.  DSD Holdings A/S was acquired on February 28, 2005.  The gross margin percentage was 39.6% for the nine month period ended September 30, 2005 and 39.0% for the nine month period ended September 30, 2004.

The GPS and Radio Communications segment’s gross profit increased approximately $2.1 million, or 32.6%, in the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004.  The gross margin percentage increased to 51.2% in the nine month period ended September 30, 2005 as compared to 48.1% in the nine month period ended September 30, 2004.  The increase in gross profit margin results primarily from higher margins at our Signature Industries, Ltd subsidiary related to shipments of Sarbe accessories to the Ministry of Defence.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $4.0 million, or 30.7%, in the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses were 40.9% and 41.1% for the nine months ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Animal Applications	$9,714	$6,010
GPS and Radio Communications	7,488	7,152
Total	$17,202	$13,162

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	%	%
Animal Applications	38.2	32.1
GPS and Radio Communications	45.1	53.7

The Animal Applications segment’s selling, general and administrative expenses increased approximately $3.7 million in the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004 and as a percentage of revenue increased to 38.2% from 32.1% in the same respective period.  The increase in selling, general and administrative expenses relates primarily to increased legal, compensation and insurance expense, and approximately $1.0 million of expense related to DSD Holding A/S.  DSD Holding A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $0.3 million to approximately $7.5 million in the nine month period ended September 30, 2005 from approximately $7.2 million in the nine month period ended September 30, 2004.  The increase results principally from increased sales and marketing expenses at our subsidiary, Signature Industries.  As a percentage of revenue, selling, general and administrative expenses decreased to 45.1% in the nine month period ended September 30, 2005 from 53.7% in the nine month period ended September 30, 2004 primarily due to the increase in sales in the current period.

Research and Development Expense

Research and development expense was approximately $3.4 million in the nine month period ended September 30, 2005, an increase of approximately $1.1 million, or 49.8%, from approximately $2.3 million for the nine month period ended September 30, 2004.  As a percentage of revenue, research and development expense was 8.1% and 7.0% for the nine months ended September 30, 2005 and 2004, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Animal Applications	$2,087	$1,715
GPS and Radio Communications	1,283	535
Total	$3,370	$2,250

The Animal Applications segments research and development expense increased approximately $0.4 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The increase relates primarily to the development  new large scale radio frequency identification (RFID) antenna detection system for a fish and wildlife customer.

The GPS and Radio Communications segment’s research and development expense was approximately $1.3 million for the nine month period ended September 30, 2005 an increase of approximately $0.7 million, or 139.8%, when compared to approximately $0.5 million in the nine months ended September 30, 2004.  Of the approximately $0.7 million increase, approximately $0.4 million related to research and development expenses at our OuterLink subsidiary for the continued development of its next generation of communication system hardware and approximately $0.3 million related to continuing product development programs.

Interest Expense

Interest expense was approximately $0.3 million and approximately $0.8 million for the nine month periods ended September 30, 2005 and 2004, respectively.  Interest expense for the nine month period ended September 30, 2004 includes discount amortization and deferred debt cost amortization.  There were no corresponding charges in the 2005 period.

Loss on Applied Digital Common Stock

On March 1, 2004, Digital Angel Corporation issued 3,000,000 shares of its common stock and a warrant to purchase up to 1,000,000 shares of the Company’s common stock to Applied Digital in exchange for 1,980,000 shares of Applied Digital’s common stock, exclusive of warrant proceeds.  In the nine months ended September 30, 2004, the Company recorded realized losses of approximately $1.0 million on the approximately 910,000 shares of Applied Digital common stock sold and unrealized losses of approximately $1.9 million on the 1,070,000 shares held by the Company.  As of December 31, 2004, the Company had sold all of the 1,980,000 shares of Applied Digital common stock for approximately $6.7 million.

Income Taxes

The Company recorded an income tax provision of $0.1 million in the nine month period ended September 30, 2005 and no tax provision for the nine month period ended September 30, 2004.  Income taxes for the nine month period ended September 30, 2005 relate to income earned by a subsidiary of Daploma International A/S.  The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Discontinued Operations

During 2004, the Company sold substantially all the assets of its Medical Systems segment.

The following discloses the operating losses from discontinued operations for the nine months ended September 30, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Nine-Months Ended September 30,
	2005	2004
Product revenue	$—	$204
Service revenue	—	223
Total revenue	—	427
Cost of products sold	—	87
Cost of services sold	—	317
Total cost of products and services sold	—	404
Gross profit	—	23
Selling, general and administrative expenses	—	1,081
Other income	(85)	(185)
Income (loss) from discontinued operations	$85	$(873)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash of $12.1 million.  Cash used in operating activities totaled $1.6 million and $0.7 million in the first nine months of 2005 and 2004, respectively.

In the first nine months of 2005, the use of cash was due primarily to the loss from continuing operations of $2.5 million, an increase in inventory of $1.1 million and a decrease in accounts payable, accrued expenses and deferred revenue of $1.5 million.  The increase inventory primarily relates to a build up of inventory in our Animal Applications division in planning for fourth quarter sales.  The decrease in accrued expenses relates primarily to the payment of employee bonuses in the first quarter of 2005.  Offsetting these uses of cash was depreciation and amortization of $1.8 million.

Accounts payable increased by $1.2 million to $5.1 million at September 30, 2005 from $3.9 million at December 31, 2004.  The increase primarily relates to $1.1 million of accounts payable acquired in the acquisition of DSD Holdings A/S.

Investing activities used cash of $2.6 million in the first nine months of 2005 and provided cash of $1.1 million in the first nine months of 2004. In the first nine months of 2005, cash used was primarily for the acquisition of DSD Holdings A/S of $1.3 and expenditures for plant property and equipment of $1.3 million.

Financing activities used cash of $1.0 million in the first nine months of 2005 and 2004.  In the first nine months of 2005, cash used was primarily for the purchase of 328,100 shares of treasury stock for $1.5 million.  In the first nine months of 2005, proceeds to the Company related to stock option and warrant exercises were $0.4 million.

The Company expects that current available funds will adequately fund the Company’s operations for the next twelve months.

Debt, Covenant Compliance and Liquidity

Invoice Discounting Agreement On April 9, 2003, Signature Industries Ltd. entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”).  The Invoice Discounting Agreement, as amended October 28, 2003 and June 21, 2005, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended.  RBS prepays 80% of the receivables sold in the United Kingdom and 75% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £750,000 ($1.3 million at September 30, 2005) at any given time.  RBS pays Signature the remainder of the receivable upon collection of the receivable.  Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back.  The discounting charge accrues daily at an annual rate of 1.85% above the base rate, as defined in the amended Invoice Discounting Agreement (6.35% at September 30, 2005).  Signature pays a commission charge to RBS of 0.16% of each receivable balance sold.  The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month.  Discounting charges of $30,000 and $52,000 are included in interest expense for the nine months ended September 30, 2005 and 2004, respectively.  As of September 30, 2005 Signature did not have any receivables financed under the Invoice Discounting Agreement.

Credit Facility As of September 30, 2005, DSD Holdings is party to a credit agreement with Danske Bank.  The credit facility provides for borrowings up to DKK 12 million ($1,932,000 at September 30, 2005).  At September 30, 2005, the annual interest rate on the facility was 4.2%.  Borrowing availability under the facility as of September 30, 2005 was approximately $205,000.  As of September 30, 2005, $1.6 million was outstanding under the credit agreement with Danske Bank.

Mortgage Notes Payable  The Company is party to a mortgage notes payable collateralized by land and building.  Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note is fixed at 8.18%.  As of September 30, 2005, the amount outstanding under the mortgage note payable was $2.2 million.

Equipment Loans  Daploma is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.2 million ($29,000 at September 30, 2005) are payable monthly.  Payments are due through January of 2010.  The interest rate on the loans are variable and range from 4.5% to 7.8% as of September 30, 2005.  As of September 30, 2005, the amount outstanding under the equipment loans was $1.2 million.

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

Stock Repurchase On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock over a ninety day period commencing on March 30, 2005.  As of September 30, 2005, the Company purchased 328,000 shares for a total of $1.5 million.

The following table summarizes the Company’s fixed cash obligations as of September 30, 2005 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$5,932	$2,236	$950	$769	$1,977
Operating Leases	18,544	681	1,211	1,049	15,603
Employment Contracts	1,149	1,113	36	—	—
	$25,625	$4,030	$2,197	$1,818	$17,580

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

Forward-Looking Statements and Associated Risk

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

As of September 30, 2005, our majority stockholder, Applied Digital, owns 55.4% of our common stock, is able to completely control the board of directors and may support actions that conflict with the interests of the other stockholders.

As of September 30, 2005, Applied Digital Solutions is the beneficial owner of 55.4% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions, sale of additional equity securities and other significant corporate transactions.  There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

New accounting pronouncements expected to negatively impact our future results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment.” This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and will have a material  impact on our future results of operations.

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

We may continue to incur losses.

We incurred a net loss of $2.4 million for the nine months ended September 30, 2005. We also recorded a net loss of $5.0 million, $9.5 million and $92.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the $92.4 million loss for the year ended December 31, 2002 is a goodwill impairment charge of $57.4 million, an asset impairment charge of $6.4 million, and a $18.7 million charge arising from the remeasurement of options in connection with the 2002 merger between Digital Angel Acquisition Company, which was then a wholly-owned subsidiary of Medical Advisory Systems, and Digital Angel Corporation, which was then a 93% owned subsidiary of Applied Digital Solutions.  No assurance can be given as to whether we will achieve profitability, if at all. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our business.

Our success depends significantly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property will prevent its misappropriation or circumvention.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others.  Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims has been and is expected to continue to be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

Domestic and foreign government regulation and other factors could impair our ability to develop and sell our products in certain markets.

The electronic animal identification market can be negatively affected by such factors as food safety concerns, consumer perceptions regarding cost and efficacy, international technology standards, national infrastructures or programs, and slaughterhouse removal of microchips.

We are also subject to federal, state and local regulation in the United States, including regulation by the FDA, FCC and the USDA, and local regulation in other countries.  We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets.  We are required to obtain regulatory approval before marketing most of our products.  The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development.  Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations.  Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

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

We depend on principal customers.

Our five largest customers, in aggregate, accounted for 23.0% of our consolidated revenue in the nine months ended September 30, 2005. Our subsidiary, Signature Industries, Ltd. is heavily dependent on contracts with domestic government agencies and foreign governments, including India and the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

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

As of September 30, 2005, we had recorded goodwill of $53.6 million. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. During the fourth quarter of 2003, the Company performed the annual impairment test for goodwill using a fair value based approach, primarily discounted cash flows. An evaluation of the Medical Systems reporting unit indicated that $2.4 million of goodwill was impaired. Additionally, management estimated that certain intangible assets at our Medical Systems reporting unit were impaired by $0.6 million.  Accordingly, the Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003.

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

As of September 30, 2005, we had 9,958,000 options and 530,000 warrants outstanding to purchase from us a total of 10,488,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. As of September 30, 2005 the weighted average exercise price of the options and warrants outstanding was $3.89.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

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

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc.  This suit claimed that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable.  The suit also claimed that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent.  The suit sought, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action.  The suit sought actual damages, punitive damages and interest, costs and attorneys’ fees.  Allflex asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.  Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement.  The Company contested the motion on the ground that Allflex’s actions exceed the scope of the license and constituted an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim against a separate patent licensed exclusively to the Company by Bio Medic Data Systems.   On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying the Company’s motion for leave to amend.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent.  The Company has not been served with this complaint and Allflex has agreed to withdraw the complaint without prejudice.

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases.  The Company contested this motion, and on October 6, 2005, the Court denied the motion in its entirety.  Final judgment in the action has not yet entered, and the Company is considering whether to appeal the Court’s ruling granting judgment on the pleadings.

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

Crystal v. Digital Angel, et al.

On or about December 29, 2004 The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and the Company in the United States District Court for the Northern District of Alabama.  Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against the Company.  The Company  filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota for consolidation with the Datamars patent infringement action referred to above or to have the action stayed until the completion of the Datamars action.   On October 12, 2005, the Alabama Court denied the Company’s motion to dismiss the complaint, but granted the Company’s motion to transfer the action to Minnesota, where the Company intends to seek to consolidate the action with the patent infringement action.  Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit

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

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: October 31, 2005	By:	/s/ JAMES P. SANTELLI
James P. Santelli
Vice President - Finance and Chief Financial Officer