Form 10-K
period 2005-12-31
DIGITAL ANGEL CORP
filed 2006-03-08
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  1-15177

Digital Angel Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-1233960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 Villaume Avenue, South St. Paul, MN	55075
(Address of principal executive offices)	(Zip Code)

(651) 455-1621

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                                             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                                                             No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                                             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.             Large accelerated filer ☐

Accelerated filer  ☐                                                                                       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                             No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,931,436 based on the closing sale price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, $.005 par value per share	43,847,314 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2005	Part III

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I

1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
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

Overview

We were incorporated in Delaware on December 1, 1981 as Medical Advisory Systems, Inc. to provide medical assistance and technical products and services. On March 27, 2002, we completed a merger pursuant to which the former Digital Angel Corporation became a wholly-owned subsidiary of Medical Advisory Systems and was renamed “Digital Angel Technology Corporation,” and Medical Advisory Systems was renamed “Digital Angel Corporation.” In connection with the merger, Applied Digital Solutions, Inc. contributed to Medical Advisory Systems all of its stock in Timely Technology, a wholly-owned subsidiary, and Signature Industries Limited, then an 85.0%-owned subsidiary. These two subsidiaries, along with Digital Angel Corporation, comprised Applied Digital’s Advanced Wireless Group (AWG). As a result of this contribution, Timely Technology became a wholly-owned subsidiary of Digital Angel Corporation and Signature Industries Limited became an 85.0%-owned subsidiary. In 2004, Applied Digital, pursuant to the contractual agreement with the sellers of Signature Industries Limited, received an additional 5.9% interest in Signature Industries Limited for no additional consideration. Applied Digital contributed this interest to the Company. Further, on January 22, 2004 and February 28, 2005, we acquired our wholly-owned subsidiaries, OuterLink Corporation and DSD Holdings A/S, respectively. As of March 1, 2006, Applied Digital owns 24,291,673 shares (or 55.4%) of our outstanding shares of common stock and we own 90.9% of Signature Industries Limited.

Our corporate headquarters are located at 490 Villaume Avenue, South St. Paul, MN 55075. Our telephone number is
651-455-1621. Our corporate website is www.digitalangelcorp.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after such materials are filed with the Securities and Exchange Commission.

We presently operate two business segments:  Animal Applications and GPS and Radio Communications.

Animal Applications

Our Animal Applications segment develops, manufactures and markets electronic radio frequency and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide.

The Animal Applications segment’s radio frequency identification products consist of miniature electronic microchips, scanners and for some applications, injection systems. We hold patents on our syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code. The injectable microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the identification code.

The Animal Applications segment’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can read the microchip’s unique identification number. Through the use of a database, the unique identification number identifies the animal, the animal’s owner and other information. This pet identification system is marketed in the United States pursuant to a multi-year exclusive license by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products. We also have an established infrastructure with scanners placed in approximately 75,000 global animal shelters and veterinary clinics. Over 3 million companion animals have been enrolled in the database in the United States, and a pet is recovered approximately every six minutes.

The Animal Applications segment’s miniature electronic microchips are also used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish. Our fisheries business is conducted both through direct contracts with government agencies and through distributors.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications segment also produces visual and electronic identification products for livestock producers. The positive identification and tracking of cattle and hogs are crucial for asset management, disease control and food safety. Visual identification products for livestock typically include numbered ear tags which we have marketed since the 1940s under, among other names, the

Destron Fearing name. Currently, sales of visual identification products represent a substantial percentage of our sales to livestock producers. However, the use of electronic identification products by livestock producers has been steadily increasing, and we expect the trend toward electronic identification products to continue. Our livestock products are distributed though direct sales as well as through a variety of third party distributors.

In addition, the Company’s implantable radio frequency microchip was cleared by the Food and Drug Administration (FDA) for medical applications in humans in the United States in October 2004. The Company has a long-term exclusive distribution and licensing agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the implantable microchip. Sales to Verichip Corporation were $0.7 million, $0.1 million, and $0.5 million in the years ended December 31, 2005, 2004 and 2003, respectively.

On February 28, 2005, the Company acquired Denmark-based DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digital A/S. DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation. DSD Holdings A/S produces visual and radio frequency identification tags. DSD Holdings A/S’s operations are included from the date of acquisition.

During 2005 the Company formed subsidiaries in Argentina and Brazil for development of the livestock market in Latin America.

In the year ended December 31, 2005, the Animal Applications segment represented 63.3% of our consolidated revenue.

GPS and Radio Communications

The GPS and Radio Communications segment includes the operations of OuterLink Corporation, located in Massachusetts, and Signature Industries Limited, located in the United Kingdom. This segment primarily consists of the design, manufacture and support of GPS-enabled equipment. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate geosynchronous satellite communications and GPS-enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets.

Technology development in this segment includes the integration and miniaturization into marketable products of two technologies:  wireless communications and position location technology (including GPS and other systems). Signature Industries’ businesses also include high grade communication equipment leasing and complementary data systems that customers can use to monitor their assets and alarm sounder manufacturing.

In the year ended December 31, 2005, our GPS and Radio Communications segment represented 36.7% of our consolidated revenue.

Medical Systems

We sold substantially all of the assets of our Medical Systems segment in 2004. We no longer operate or own any of this business segment’s assets. This segment consisted of a staff of logistics specialists and physicians operating from our medical telecommunications response center that provided medical assistance services and interactive medical information services to people traveling anywhere in the world, 24 hours per day, 7 days per week. Services included coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies or managed care organizations. This segment also sold a variety of kits containing pharmaceutical and medical supplies.

Financial Information About Segments

Revenues from our various segments over the prior three years can be broken down as follows, excluding revenue from our discontinued Medical Systems segment:

	For the Years Ended December 31,
(In thousands)	2005	2004	2003

Animal Applications	$35,972	$25,871	$23,948
GPS and Radio Communications	20,854	20,431	10,484

Refer to the segment information in Note 20 and discontinued operations information in Note 12 to our Financial Statements.

Competition

Principal methods of competition in all of our segments include geographic coverage, service and product performance.

Animal Applications

The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are AllFlex USA, Inc., Y-Tex Corporation and The Farnum Companies, and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Identification Systems, Inc. We believe that our strong intellectual property position and our reputation for high quality products are our competitive advantages.

The principal competitors for our European subsidiary, DSD Holdings, are Allflex and Merko. We believe that our efficient low cost production, reputation for high quality ear tags and our clear focus on the market are our competitive advantages in this market.

GPS and Radio Communications

The principal competitors for our subsidiary, Signature Industries Limited, are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. We believe that being first to market with GPS in our search and rescue beacons and the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.

The principal competitors for our subsidiary, OuterLink, are Blue Sky Networks, Sky Connect and Comtech Mobile Data Com. We believe our competitive advantages are lower cost communications, more frequent reporting on a near real time basis and the ability to provide additional messaging capabilities in addition to vehicle tracking.

Raw Materials

We did not experience any significant or unusual problems in the purchase of raw materials or commodities during the past three years. We depend on a single production arrangement with a Raytheon Microelectronics Espana, SA (Raytheon) for the manufacture of our patented syringe-injectable microchips that are used in our implantable electronic identification products. If Raytheon terminates our production arrangement, we would need to relocate our production equipment from Raytheon’s facility. While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, during the recent past, we have not experienced significant problems or issues procuring any essential materials, parts or components.

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

Research and Development

During 2005, we spent $4.7 million ($3.0 million in the Animal Applications segment and $1.7 million in the GPS and Radio Communications segment) on research and development activities relating to the development of new products or improvements of existing products. We spent $2.8 million ($2.2 million in the Animal Applications segment and $0.6 million in the GPS and Radio Communications segment) in 2004 and $4.9 million in 2003 ($3.0 million in the Animal Applications segment and $1.9 million in the GPS and Radio Communications segment) on research and development activities.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Seasonality and Reliance on Principal Customers

Our Animal Applications segment’s revenues and operating income can be affected by the timing of animal reproduction cycles. Our other business segments are not considered to be seasonal. The sales of products manufactured by our GPS and Radio Communications segment, while not seasonal, vary significantly based on government procurement cycles and technological development.

For the year ended December 31, 2005, we had one customer, Schering Plough Animal Health, Inc. which accounted for 10% of our consolidated revenues. The loss of, or a significant reduction in, orders from this customer could have a material adverse effect on our financial condition and results of operations.

Government Agreements

Customers for our electronic identification devices for fish include government contractors that rely on funding from the United States government. Since these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products. Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations and result in a decline in the market value of our common stock. The GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.

Employees

As of March 1, 2006 we have 307 full time employees, including 11 in management, 20 in sales positions, 64 in administrative positions, 24 in technical positions and 188 in production positions. Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2008. We believe our relations with our employees are good.

Government Regulation

We are subject to federal, state and local regulation in the United States, including the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and the U.S. Federal Communications Commission (FCC). We are also subject to regulation by government entities in other countries.

United States Regulation

Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine, and the FDA has determined that our product, as presently configured, is unregulated. Our products coated with insecticide require approval by the United States Environmental Protection Agency, which has been obtained. In October 2004, the FDA issued a letter stating that our product, Verichip TM, a radio frequency microchip for human use, had been cleared for medical applications in the United States.

The USDA is involved in the development and implementation of a planned National Animal Identification System (NAIS) as well as in the regulation of certain aspects of the companion animal business. While the regulations governing these activities are not yet finalized, such regulations could have a material impact on our operations in the livestock and companion animal markets.

The Company is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with quality system regulations established by the FDA. Regulatory action may be initiated in response to audit deficiencies or to address performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

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

Financial Information About Geographic Areas

Information concerning principal geographic areas as of and for the years ended December 31, 2005, 2004 and 2003 was as follows:

(In thousands)	United States	United Kingdom/Denmark	All Other Foreign Countries	Consolidated

2005
Net revenue from external customers	$37,813	$5,108	$13,905	$56,826
Long-lived assets excluding goodwill and other intangible assets, net	4,508	3,824	270	8,602
2004
Net revenue from external customers	$29,743	$4,369	$12,190	$46,302
Long-lived assets excluding goodwill and other intangible assets, net	4,569	1,101	277	5,947
2003
Net revenue from external customers	$26,828	$3,367	$4,237	$34,432
Long-lived assets excluding goodwill and other intangible assets, net	5,150	1,115	263	6,528

Item 1A.                                                  Risk Factors

Forward-Looking Statements and Associated Risks

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21F of the Securities Exchange Act of 1934, as amended. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As of March 1, 2006, Applied Digital Solutions, Inc. owns 55.4% of our common stock.

As of March 1, 2006, Applied Digital Solutions, Inc. (NASDAQ CM: ADSX) is the beneficial owner of 55.4% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions. There can be no assurance as to how Applied Digital Solutions may support actions that are contrary to or conflict with the interests of the other stockholders.

As the Company is controlled by Applied Digital Solutions, Inc., the Company is not required to comply with certain rules and requirements of the American Stock Exchange (AMEX Rules). Specifically, the Company is not required to have a majority of independent directors or a Nominating Committee. Instead, its full Board of Directors considers and nominates candidates proposed for election. Therefore, certain independence protections provided by the AMEX Rules are not currently in place.

New accounting pronouncements regarding expensing of share based compensation may impact our future results of operations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” The provisions of SFAS 123R became effective for the Company beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. All of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005  vested on December 30, 2005, and, therefore, we do not expect that the initial adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options or other share based compensation to our employees, we expect that the impact may be material.

We may continue to incur net losses.

We incurred a net loss of $9.5 million for the year ended December 31, 2005. We also incurred a net loss of $5.0 million and $9.5 million for the years ended December 31, 2004 and 2003, respectively. No assurance can be given as to whether we will be profitable in future periods. Profitability depends on many factors, including the success of marketing programs, the maintenance and reduction of expenses, and the ability to coordinate successfully the operations of our business units. If we fail to achieve and maintain sufficient profitability within the time frame expected by investors, the market price of our common stock may be adversely affected.

Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our business.

Our success depends significantly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property will prevent its misappropriation or circumvention of our intellectual property. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome, which is often uncertain, is in our favor. We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology. Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

Domestic and foreign government regulation and other factors could impair our ability to develop and sell our products in certain markets.

The electronic animal identification market can be negatively affected by such factors as food safety concerns, price, consumer perceptions regarding cost and efficacy, international technology standards, government regulation, and slaughterhouse removal of microchips.

The USDA is involved in the development and implementation of a planned National Animal Identification System (NAIS) as well as in the regulation of certain aspects of the companion animal business. While the regulations governing these activities are not yet finalized, such regulations could have a material impact on our operations in the livestock and companion animal markets.

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

We rely on sales to government contractors of our animal identification and search and rescue beacon products, and any decline or delay in the demand by these customers for our products could negatively affect our business.

Certain customers for electronic identification devices for fish are government contractors that rely on funding from the United States government. Since these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products. Any decrease in demand or delay by such customers could have a material adverse effect on our financial condition and results of operations and result in a decline in the market value of our common stock.

We depend on a single production arrangement for our patented syringe-injectable microchips, and the loss of or any significant reduction in the production could have an adverse effect on our business.

We rely on a sole production arrangement with Raytheon Microelectronics Espana, SA (Raytheon)  for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged for the assembly of our microchips could have an adverse effect on our financial condition and results of operations. In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and potentially remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production. Moreover, if Raytheon terminated the production arrangement, we may be required to relocate our production equipment from Raytheon’s facility. If we were required to move the production equipment, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms. The failure to make such an alternative production arrangement could have an adverse effect on our business.

Technological change could cause our products and technology to become obsolete or require us to redesign our products, which could have a material adverse effect on our business.

Technological changes within the industries that we conduct business may require us to expend substantial resources in an effort to develop new products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful product development and timely product introductions. If we are unable to anticipate or respond to technological changes, our business could be adversely affected.

Loss of our principal customers could negatively affect our net revenue.

For the year ended December 31, 2005, we had one customer, Schering Plough Animal Health, Inc., which accounted for 10% of our consolidated revenues. The GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. The loss of, or a significant reduction in, orders from this or our other major customers could have a material adverse effect on our financial condition and results of operations.

We compete with other companies in the visual and electronic identification and pilot locator beacon markets, and the products sold by our competitors could become more popular than our products or render our products obsolete.

The markets for visual and electronic identification and pilot locator beacon products are highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc. and that our principal competitors in the pilot locator beacon market are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems and ACR Electronics, Inc.

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

As of December 31, 2005, we had recorded goodwill of $48.5 million. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002. Based upon the Company’s annual review for impairment, the Company recorded an impairment charge of $7.1 million in the fourth quarter of 2005. The impairment charge related to $3.8 million of goodwill and $3.3 million of intangible assets at our OuterLink Corporation reporting unit. The Company recorded impairment charges of $0, $3.0 million and $57.4 million in the fourth quarters of 2004, 2003, and 2002, respectively (of which $3.0 million and $25.9 million in 2003 and 2002, respectively, related to our Medical Systems segment and are included in discontinued operations).

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

As of March 1, 2006, we had 9,955,000 options and 530,000 warrants outstanding to purchase from us a total of 10,485,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. As of March 1, 2006, the weighted average exercise price of the options and warrants outstanding was $3.94. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.

Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.

In 2005, we generated approximately 40% of our sales and incurred a portion of our expenses in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

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

Item 1(B).                                          Unresolved Staff Comments

None

Item 2.                                                           Properties

We own a 79,692 square foot (gross building area) masonry and steel industrial two-building complex located in South St. Paul, Minnesota that is currently occupied by the Animal Application segment’s administrative, sales, engineering and manufacturing operations. The buildings have 6,000 square feet of office area, nine loading docks, one drive in door and 13 to 16 foot clear ceilings. The property is encumbered by a mortgage in the aggregate principal amount of $2.2 million.

We lease 2,600 square feet in an office building located in Delray Beach, Florida. The lease expires in January 2011.

Our subsidiary DSD Holdings A/S leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holdings’ administrative and production operations. The lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD Holdings A/S. DSD Holdings A/S leases the building from LANO Holding ApS. LANO Holding Aps is 100% owned by Lasse Nordfjeld, DSD Holdings’ CEO. In addition, DSD Holdings leases a 1,900 square foot building in Warsaw, Poland. The lease agreement has no expiration but includes a one month termination notice that can be utilized by the owner or DSD.

Our subsidiary Signature Industries Limited leases, under a long-term lease expiring September, 2042, a 60,000 square foot building located in Thamesmead, London that is currently occupied by administrative, sales, engineering and manufacturing personnel. In addition, this subsidiary leases three single-story buildings totaling 5,400 square feet within a small industrial estate in Springburn, Glasgow for repair and servicing operations.

Our subsidiary OuterLink Corporation leases 5,400 square feet in an office building located in Lowell, Massachusetts. The lease expires on July 31, 2009 with no renewal options.

We consider our properties to be suitable and adequate for their present purposes, well maintained and in good operating condition.

Item 3.                                                           Legal Proceedings

Refer to legal proceedings discussion in Note 18 to our Financial Statements.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “DOC.” The following table shows the high and low sales prices for our common stock as reported on AMEX for the periods indicated. On March 1, 2006, the last reported sale price of our common stock was $3.96. As of March 1, 2006, there were 43,847,314 shares of our common stock issued and outstanding, and we had approximately 188 stockholders of record.

	High	Low
YEAR ENDED DECEMBER 31, 2005
Fourth Quarter	$3.43	$2.32
Third Quarter	$4.52	$2.87
Second Quarter	$5.49	$3.66
First Quarter	$8.55	$3.80
YEAR ENDED DECEMBER 31, 2004
Fourth Quarter	$8.80	$2.64
Third Quarter	$3.15	$2.33
Second Quarter	$3.63	$2.72
First Quarter	$4.24	$2.97

We did not declare or pay dividends on our common stock in the years ended December 31, 2005 or 2004. We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Stock Issuances

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

On June 8, 2005, the Company issued 7,500 unregistered shares of its common stock to a former employee pursuant to an agreement with the Company’s Board of Directors for his services in connection with the sale of the Medical Systems segment’s assets.

The sales described above were made by the Company in reliance upon exemptions, among others, provided by Section 4(2) of the Securities Act of 1933, as amended (Securities Act) and Rule 506 of Regulation D under the Securities Act.

Stock Repurchases

On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock over a ninety day period commencing on March 30, 2005. The following table illustrates issuer purchases of equity securities during the year ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Month 1 (January 1—January 31, 2005)	—	—	—	—
Month 2 (February 1—February 28, 2005)	—	—	—	—
Month 3 (March 1—March 31, 2005)	50,000	$4.62	50,000	1,450,000
Month 4 (April 1—April 30, 2005)	264,100	4.71	264,100	1,185,900
Month 5 (May 1—May 31, 2005)	14,000	3.86	14,000	1,171,900
Month 6 (June 1—June 30, 2005)	—	—	—	—
Month 7 (July 1—July 31, 2005)	—	—	—	—
Month 8 (August 1—August 31, 2005)	—	—	—	—
Month 9 (September 1—September 30, 2005)	—	—	—	—
Month 10 (October 1—October 31, 2005)	—	—	—	—
Month 11 (November 1—November 30, 2005)	—	—	—	—
Month 12 (December 1—December 31, 2005)	—	—	—	—
Total	328,100	$4.62	328,100	—

Item 6.                                                           Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from the consolidated financial statements of Digital Angel Corporation for the years ended December 31, 2005, 2004, 2003 and 2002 which have been audited by Eisner LLP and the combined financial statements of the Advanced Wireless Group (AWG) for the year ended December 31, 2001, which have been audited by PricewaterhouseCoopers LLP.

All periods presented have been restated to reflect the discontinued operations of the Medical Systems division.

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2005(1)	2004 (2)	2003	2002 (3)	2001
Results of Operations Data:
Product revenue	$54,320	$44,274	$32,873	$30,401	$33,220
Service revenue	2,506	2,028	1,559	2,115	2,691
Total net revenue	56,826	46,302	34,432	32,516	35,911
Cost of products sold	30,181	25,024	19,712	18,023	20,252
Cost of services sold	1,150	1,204	—	1,394	2,047
Gross profit	25,495	20,074	14,720	13 ,099	13,612
Selling, general and administrative expense (4)	23,067	18,516	15,496	36,360	22,798
Research and development expense	4,674	2,759	4,898	3,034	5,244
Asset impairment charge (5)	7,141	—	—	37,871	726
Operating loss	(9,387)	(1,201)	(5,674)	(64,166)	(15,156)
Interest income	(347)	(41)	(15)	(1)	(17)
Interest expense-Applied Digital	—	—	—	1,806	1,591
Interest expense-others	366	1,343	772	256	528
Realized losses on Applied Digital common stock	—	1,231	—	—	—
Other income	(63)	(112)	(157)	(584)	—
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(9,343)	(3,622)	(6,274)	(65,643)	(17,258)
Income tax (benefit) provision	(41)	—	—	—	41
Loss from continuing operations before minority interest and equity in net loss of affiliate	(9,302)	(3,622)	(6,274)	(65,643)	(17,299)
Minority interest share of losses (income)	(351)	(249)	298	96	217
Equity in net loss of affiliate	—	—	—	(291)	(327)
Net loss before discontinued operations	(9,653)	(3,871)	(5,976)	(65,838)	(17,409)
Net income (loss) from discontinued operations	177	(1,086)	(3,482)	(26,521)	—
Net loss	$(9,476)	$(4,957)	$(9,458)	$(92,359)	$(17,409)

Loss per common share basic and diluted:
Loss from continuing operations	$(0.22)	$(0.12)	$(0.22)	$(2.68)	$(0.93)
Income (loss) from discontinued operations	—	(0.03)	(0.13)	(1.08)	—
Net loss per common share-basic and diluted	$(0.22)	$(0.15)	$(0.35)	$(3.76)	$(0.93)
Weighted average common shares outstanding-basic and diluted (6) (7)	43,820	33,173	26,959	24,578	18,750

Balance Sheet Data:
Cash	$10,049	$17,492	$894	$206	$596
Property and equipment, net	8,602	5,947	6,528	6,379	14,476
Goodwill and other intangibles, net	50,304	53,008	45,119	45,084	72,876
Total assets	90,207	92,673	66,227	64,558	107,379
Long-term debt and notes payable	3,656	2,285	2,818	2,404	2,425
Total debt	6,036	2,384	7,826	3,170	85,227
Minority interest	618	249	—	298	394
Total stockholders’ equity	72,446	79,762	48,483	55,012	16,116

Other Financial Data:
Depreciation and amortization	$2,412	$2,007	$1,234	$3,229	$12,331
Net cash (used in) provided by operating activities	(3,207)	2,525	(4,683)	(2,676)	(3,196)
Net cash (used in) provided by investing activities	(2,352)	912	(1,352)	(629)	(1,307)
Net cash (used in) provided by financing activities	(1,605)	13,046	6,595	2,593	4,893
Capital expenditures	1,382	584	1,157	1,434	1,310

(1)                                  Includes the results of operations of DSD Holdings A/S from February 28, 2005

(2)                                  Includes the results of operations of OuterLink Corporation from January 22, 2004

(3)                                  Includes the results of operations of Medical Advisory Systems from March 27, 2002 as net loss from discontinued operations.

(4)                                  Selling, general and administrative expense includes management fees paid to Applied Digital of $193 and $771 for the years ended December 31, 2002 and 2001.

(5)                                  Asset impairment expense for 2005 consists of a goodwill impairment charge of $3,854 and intangible asset impairment charge of $3,287. Asset impairment expense for 2002 consists of a goodwill impairment charge of $31,460 and an intangible asset impairment charge of $6,411. Asset impairment expense for 2001 relates to a goodwill impairment.

(6)                                    Potentially dilutive securities of 10,639, 7,263, 13,603 and 9,105 are excluded from the number of weighted average shares outstanding in 2005, 2004, 2003 and 2002, respectively. Including the dilutive securities would have had an anti-dilutive effect on our net loss per common share. Weighted average shares outstanding for the years ended December 31, 2001 have been restated to reflect the number of common shares received by the former shareholders of the Advanced Wireless Group in the March 27, 2002 merger.

(7)                                  Total number of shares outstanding were 43,847, 43,375, 28,841, 26,518 and 18,750, at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Shares outstanding for the years ended December 31, 2001 have been restated to reflect the number of common shares received by the former shareholders of the Advanced Wireless Group in the March 27, 2002 merger.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually.

The following table presents the impact of SFAS No. 142 on our summary financial data as indicated:

	For the Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Net loss:
Net loss as reported	$(9,476)	$(4,957)	$(9,458)	$(92,359)	$(17,409)
Goodwill amortization	—	—	—	—	8,629
Equity method investment amortization	—	—	—	—	1,161
Adjusted net loss	$(9,476)	$(4,957)	$(9,458)	$(92,359)	$(7,619)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(0.22)	$(0.15)	$(0.35)	$(3.76)	$(0.93)
Goodwill amortization	—	—	—	—	0.46
Equity method investment amortization	—	—	—	—	0.06
Adjusted loss per share, basic and diluted	$(0.22)	$(0.15)	$(0.35)	$(3.76)	$(0.41)

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and our subsidiaries — Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing, Inc.,  Timely Technology Corp., Signature Industries Limited (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S and its subsidiaries Daploma International A/S and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A. and Digital Angel do Brasil Produtos de Informatica LTDA.

Overview

The Company develops and deploys sensor and communication technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high value assets. With the acquisition of OuterLink Corporation in January 2004, the Company reorganized into three segments:  Animal Applications, GPS and Radio Communications and Medical Systems. During 2004, the Company sold substantially all of the assets of its Medical System’s segment’s medical services business.

The Company is currently comprised of two segments: (1) Animal Applications and (2) GPS and Radio Communications.

Animal Applications—develops, manufactures and markets electronic radio frequency and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide. The Animal Applications segment includes Denmark based DSD Holdings and its subsidiaries, which were acquired on February 28, 2005.

GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of the Company’s subsidiaries Signature Industries Limited and OuterLink Corporation. Signature Industries Limited businesses also include high grade equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing.

In 2005, the Company reported record net revenue of $56.8 million, an increase of $10.5 million or 22.7% from $46.3 million in the prior year. The Company’s year over year revenue growth was principally due to growth in the Animal Applications segment. The Animal Applications segment’s revenue increased $10.1 million or 39.0% to $36.0 million in 2005 from $25.9 million in 2004. The increase in the Animal Application segment’s revenue was principally due to an increase in electronic identification and visual product sales to livestock customers of approximately $2.6 million, an increase in microchip sales to companion animal customers of approximately $1.5 million, an increase in microchip sales to fish and wildlife customers of approximately $1.3 million, an increase in sales to Verichip Corporation of approximately $0.6 million and the inclusion of approximately $3.8 million of revenue from DSD Holdings A/S, which was acquired on February 28, 2005.

Gross profit increased $5.4 million, or 27.0%, to $25.5 million in 2005 from $20.1 million in 2004. The Company’s Animal Applications segment contributed to the majority of the growth primarily due to increased sales.

In 2005, the Company reported a net loss of $9.5 million compared to a net loss of $5.0 million in 2004. In 2005, the Company’s net results were negatively impacted by a $7.1 million goodwill and intangible asset impairment charge related to assets at our OuterLink Corporation subsidiary.

As of December 31, 2005, the Company’s cash was $10.0 million as compared to $17.5 million at December 31, 2004. During 2005, $3.2 million of cash was used in operating activities, compared to cash provided by operating activities of $2.5 million in 2004 and cash used in operating activities of $4.7 million in 2003. Net cash used in investing activities totaled $2.4 million in 2005 compared to net cash provided by investing activities of $0.9 million in 2004  and net cash used by investing activities of $1.4 million in 2003. The principal uses of cash from investing activities in 2005 were $1.4 million for the purchase of DSD Holdings A/S and $1.4 million for purchase of property and equipment. Net cash used in financing activities totaled $1.6 million in 2005 compared to net cash provided by financing activities of $13.0 million and $6.6 million in 2004 and 2003, respectively. Cash used by financing activities during 2005 related primarily to the purchase of 328,100 treasury shares for approximately $1.5 million. Total debt at December 31, 2005 amounted to $6.0 million compared to $2.4 million at December 31, 2004. The increase in debt related to the debt acquired in the DSD Holdings acquisition in February 2005 and capital leases entered into in 2005.

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

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill and other intangible assets are carried at cost net of accumulated amortization. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002. Based upon the Company’s annual review for impairment, the Company recorded an impairment charge of $7.1 million in the fourth quarter of 2005. The impairment charge related to $3.8 million of goodwill and $3.3 million of intangible assets at our OuterLink Corporation reporting unit. The Company recorded an impairment charge of $3.0 million in the fourth quarter of 2003 which related to our Medical Systems segment and is included in discontinued operations.

In accordance with FAS 142, we are required to allocate goodwill to the various reporting units. As of December 31, 2005, the reporting units consisted of the following (the reporting units listed below are those businesses which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):

•                              Animal Applications (goodwill of $44.0 million as of December 31, 2005)

•                              Signature Industries Limited (goodwill of $1.1 million as of December 31, 2005)

•                              DSD Holdings A/S (goodwill of $3.4 million as of December 31, 2005)

Since the adoption of SFAS No. 142 on January 1, 2002, we engage an independent valuation firm to review and evaluate the goodwill as reflected on our books as of each December 31. Independently, the valuation firm reviewed the goodwill of the various reporting units. The Company’s management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based. The valuation firm’s methodology including residual or terminal enterprise values was based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta – Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation.

The assumptions used in the determination of fair value using discounted cash flows were as follows:

•                                                   Cash flows were generated for 5 years based on the expected recovery period for the goodwill;

•                                                   Adjusted earnings before interest, taxes, depreciation and amortization as the measure of cash flow; and

•                                                   Discount rates ranging from 15% to 22.5%. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

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

Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value. In preparing the five year financial projections for the 2005 goodwill impairment analysis, the Company assumed annual revenue growth for its Animal Applications, Signature Industries Limited and DSD Holdings reporting units. Additionally, based upon the best information available at the time of the valuation, the Company assumed overall gross margin improvement. Based upon the historic performance of these reporting units, although actual and estimated future results may be less than projected at the date of the most recent valuation, the Company does not presently anticipate that such results would result in an impairment charge for any of these reporting units.

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

On February 28, 2005, we acquired DSD Holdings A/S. In accordance with SFAS No. 142, DSD Holdings A/S is considered a separate reporting unit. The excess purchase price over the fair value of the tangible and intangible assets and liabilities of DSD Holdings A/S, approximately $2.8 million, has been preliminarily recorded as goodwill. The acquisition of DSD Holdings A/S has been recorded based on preliminary estimates. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill or other intangible assets. In considering the benefits of the DSD acquisition, the management of Digital Angel recognized the synergies available with DSD’s highly automated and efficient manufacturing facility, as well as DSD’s presence in successfully developed markets in the European Union (EU) and the Middle East. The acquisition provides Digital Angel with immediate expansion of its existing business in the significant EU market for livestock tagging and tracking. The Company has not incurred or does not expect to incur significant costs to integrate DSD Holdings, A/S.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no write downs of any long-lived assets in 2005, 2004 or 2003.

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

Revenue Recognition

The Company, except for its subsidiary OuterLink Corporation, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products. For non-fixed fee and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time the service or goods are provided. It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

The Company’s subsidiary OuterLink Corporation earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s services are only available through use of its products, such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 months. The Company recently reassessed the estimated customer service period based on additional experience and will begin recognizing product revenue over 42 months in 2006.

Results of Operations

The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying consolidated and combined statements of operations included in this report.

	For the Years Ended December 31,
	2005	2004	2003
	%	%	%
Product revenue	95.6	95.6	95.5
Service revenue	4.4	4.4	4.5
Total net revenue	100.0	100.0	100.0

Cost of products sold	53.1	54.0	57.2
Cost of services sold	2.0	2.6	0.0

Gross profit	44.9	43.4	42.8

Selling, general and administrative expense	40.6	40.0	45.0
Research and development expense	8.2	6.0	14.3
Asset impairment	12.6	0.0	0.0
Loss from operations	(16.5)	(2.6)	(16.5)
Interest income	(0.6)	(0.1)	0.0
Interest expense	0.6	2.9	2.2
Realized losses on Applied Digital common stock	0.0	2.7	0.0
Other income	(0.1)	(0.2)	(0.5)

Loss from continuing operations before minority interest	(16.4)	(7.9)	(18.2)

Income tax benefit	0.0	0.0	0.0

Loss from continuing operations before minority interest	(16.4)	(7.9)	(18.2)

Minority interest share of (income) losses	(0.6)	(0.5)	0.8

Net loss before discontinued operations	(17.0)	(8.4)	(17.4)

Income (loss) from discontinued operations	0.3	(2.3)	(10.1)

Net loss	(16.7)	(10.7)	(27.5)

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenue

Revenue from operations for the year ended December 31, 2005 was $56.8 million, an increase of approximately $10.5 million, or 22.7%, from $46.3 million in the year ended December 31, 2004. Revenue for the years ended December 31, 2005 and 2004 for each of the operating segments was as follows (in thousands):

	2005	2004
Animal Applications	$35,972	$25,871
GPS and Radio Communications	20,854	20,431
Total	$56,826	$46,302

The Animal Applications segment’s revenue increased approximately $10.1 million, or 39.0%, in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in revenue was principally due to an increase in electronic identification and visual product sales to livestock customers of approximately $2.6 million, an increase in microchip sales to companion animal customers of approximately $1.5 million, an increase in microchip sales to fish and wildlife customers of approximately $1.3 million, an increase in sales to Verichip Corporation of approximately $0.6 million and the inclusion of approximately $3.8 million of revenue from DSD Holdings A/S. DSD Holdings was acquired on February 28, 2005. The establishment of a national electronic identification program for livestock is being considered by the USDA and various industry groups. We expect a national electronic identification program will be implemented in the United States by January 1, 2009. We cannot estimate the impact a national identification program would have on the Animal Application segment’s revenue. However, if implemented, we expect the impact would be favorable.

The GPS and Radio Communications segment’s revenue increased approximately $0.4 million, or 2.1%, in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase primarily relates to increased revenue at our subsidiary OuterLink Corporation of approximately $0.5 million. The increase in revenue at OuterLink Corporation relates primarily to the deferral of product revenue which is recognized over the estimated customer service period. The increase in sales by OuterLink is offset by a decrease in sales at our subsidiary Signature Industries Limited of approximately $0.1 million. Sales in Signature’s Radio products division and Clifford and Snell division increased approximately $0.6 million and approximately $0.4 million, respectively, when compared to 2004. Sales in Signature’s Sarbe division decreased approximately $1.2 million primarily due to the completion of the G2R contract with the Indian Air Force in May 2005 which had increased sales over the last two years. Sales at Signature’s Sarbe division have increased over the last two years as a result of the G2R contract with the Indian Air Force. Continued growth at Signature may depend on Signature’s ability to win a large contract similar to the contract with the Indian Air Force.

Gross Margin

Gross profit for the year ended December 31, 2005 was $25.5 million, an increase of approximately $5.4 million, or 27.0%, from $20.1 million in the year ended December 31, 2004. As a percentage of revenue, the gross profit margin increased 1.5% to 44.9% for the year ended December 31, 2005 from 43.4% for the year ended December 31,  2004.

Gross profit for the years ended December 31, 2005 and 2004 for each operating segment was as follows (in thousands):

	2005	2004
Animal Applications	$14,610	$10,108
GPS and Radio Communications	10,885	9,966
Total	$25,495	$20,074

Gross profit margin for the years ended December 31, 2005 and 2004 for each operating segment was as follows:

	2005	2004
	%	%
Animal Applications	40.6	39.1
GPS and Radio Communications	52.2	48.8

The Animal Applications segment’s gross profit of $14.6 million in the year ended December 31, 2005 increased approximately $4.5 million compared to $10.1 million in the year ended December 31, 2004. The increase in gross profit relates primarily to increased sales. Gross profit margin increased to 40.6% in 2005 from 39.1% in 2004 primarily due to decreased material costs in 2005.

The GPS and Radio Communications segment’s gross profit of $10.9 million in the year ended December 31, 2005 increased approximately $0.9 million compared to $10.0 million in the year ended December 31, 2004. Gross profit margin increased to 52.2% in 2005 from 48.8% in 2004. The increase in gross margin relates to increased margins at all four divisions of our subsidiary Signature Industries Limited and increased margins at our subsidiary OuterLink Corporation.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $4.6 million, or 24.6%, in the year ended December 31, 2005 as compared to the year ended December 31, 2004. As a percentage of revenue, selling, general and administrative expense was 40.6% and 40.0% for the years ended December 31, 2005 and 2004, respectively.

Selling, general and administrative expenses for the years ended December 31, 2005 and 2004 for each of the operating segments was as follows (in thousands):

	2005	2004
Animal Applications	$12,650	8,682
GPS and Radio Communications	10,417	9,834
Total	$23,067	$18,516

Selling, general and administrative expense as a percentage of revenue for each of the operating segments for the years ended December 31, 2005 and 2004  was as follows:

	2005	2004
	%	%
Animal Applications	35.2	33.6
GPS and Radio Communications	50.0	48.1

The Animal Applications segment’s selling, general and administrative expenses increased approximately $4.0 million in the year ended December 31, 2005 compared to the year ended December 31, 2004 and, as a percentage of revenue, increased to 35.2% from 33.6% in the same respective period. The increase in selling, general and administrative expense relates primarily to a charge of approximately $1.2 million in legal expenses related to the maintenance and protection of the Company’s intellectual property, approximately $1.3 million of compensation expense and approximately $1.2 million of expense related to DSD Holdings A/S. DSD Holdings A/S was acquired on February 28, 2005

The GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $0.6 million in the year ended December 31, 2005 to $10.4 million as compared to $9.8 million in the year ended December 31, 2004 due primarily to increased compensation and sales and marketing expenses at our subsidiary Signature Industries Limited. As a percentage of revenue, selling, general and administrative expenses increased to 50.0% in 2005 from 48.1% in 2004.

Research and Development Expense

Research and development expense was $ 4.7 million in the year ended December 31, 2005, an increase of $1.9 million, or 69.4%, from $2.8 million for the year ended December 31, 2004. As a percentage of revenue, research and development expense was 8.2% and 6.0% for the years ended December 31, 2005 and 2004, respectively.

Research and development expense for the years ended December 31, 2005 and 2004 for each of the operating segments was as follows (in thousands):

	2005	2004
Animal Applications	$2,951	$2,222
GPS and Radio Communications	1,723	537
Total	$4,674	$2,759

The Animal Applications segments’ research and development expense increased approximately $0.7 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase relates primarily to the development of new large scale radio frequency identification (RFID) antenna detection system for a fish and wildlife customer.

The GPS and Radio Communications segment’s research and development expense was approximately $1.7 million for the year ended December 31, 2005, an increase of approximately $1.2 million when compared to approximately $0.5 million in the year ended December 31, 2004. Of the approximately $1.2 million increase, approximately $0.6 million related to research and development expenses at our OuterLink subsidiary for the continued development of its next generation of communication system hardware and approximately $0.6 million related to product development programs.

Interest Expense

Interest expense was $0.4 million and $1.3 million for each of the years ended December 31, 2005 and 2004, respectively. Included in interest expense for the year ended December 31, 2004 is approximately $0.8 million of discount amortization and deferred debt cost amortization associated with the Laurus Master Fund financings.

Income Taxes

The Company had an income tax benefit of $41,000 in 2005 compared to no income tax benefit in 2004. At December 31, 2005, the Company had aggregate U.S. Federal net operating loss carryforwards of approximately $ 70.1 million for income tax purposes. The net operating loss carryforwards expire in various amounts through 2025. Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year. A valuation allowance is provided against the net deferred tax assets that more than likely will not be realized.

Discontinued Operations

On April 19, 2004, the Company sold certain assets of its Medical Systems segment’s medical services business pursuant to an Asset Purchase Agreement dated April 8, 2004 by and between Digital Angel Corporation and MedAire, Inc. Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists. The purchase price was approximately $384,000.

In addition, on July 30, 2004, the Company sold the Medical Systems segment’s land and building for $1.5 million. The Company recorded a gain of approximately $0.3 million on the sale of the land and building.  Net cash received on the sale of the land and building, after paying off the related building mortgage, was approximately $0.4 million. The net loss recorded by the Company in the year ended December 31, 2004 in connection with exiting this activity was $1.1 million. The income recognized in 2005 relates primarily to a gain on the sale of an investment.

The following discloses the income and loss from discontinued operations for the year ended December 31, 2005 and 2004, all of which is attributable to the Medical Systems segment:

	Year Ended December 31,
	2005	2004
Product revenue	$—	$204
Service revenue	—	223
Total revenue	—	427
Cost of products sold	—	87
Cost of services sold	—	317
Total cost of products and services sold	—	404
Gross profit	—	23
Selling, general and administrative expenses	—	1,294
Other (income) expense	(177)	(185)
Income (loss) from discontinued operations	$177	$(1,086)

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

The Animal Applications segment’s revenue increased $1.9 million, or 8.0%, in the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in revenue was principally due to an increase in microchip sales to companion animal customers of $1.4 million and an increase in electronic identification and visual product sales to livestock customers of $2.3 million. The increase in sales was offset by a decrease in microchip sales to fish and wildlife and other customers of $1.8 million.

The GPS and Radio Communications segment’s revenue increased $9.9 million, or 94.9%, in the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase primarily related to increased revenue at our Signature Industries Limited subsidiary related to the shipments of the G2R pilot locator beacon in connection with the fulfillment of the G2R contract with the Indian Air Force and increased sales at its Clifford and Snell Division. Included in 2004 are sales of $5.9 million of G2R sales compared to no sales in 2003. Sales in Signature’s Clifford and Snell division increased $1.7 million in 2004. OuterLink Corporation revenue was $1.8 million for the year ended December 31, 2004. OuterLink Corporation was acquired on January 22, 2004.

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

The GPS and Radio Communications segment’s gross profit of $10.0 million in the year ended December 31, 2004 increased $5.0 million compared to $5.0 million in the year ended December 31, 2003. The increase related primarily to increased sales. Gross profit margin increased to 48.8% in 2004 from 47.5% in 2003.

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

Selling, general and administrative expense as a percentage of revenue for the years ended December 31, 2004 and 2003 for each of the operating segments was as follows:

	2004	2003
	%	%
Animal Applications	33.6	29.6
GPS and Radio Communications	48.1	80.1

The Animal Applications segment’s selling, general and administrative expenses increased $1.6 million in the year ended December 31, 2004 compared to the year ended December 31, 2003 and, as a percentage of revenue, increased to 33.6% from 29.6% in the same respective period. The increase relates primarily to additional legal, accounting, investor relations and compensation expense in the year ended December 31, 2004.

The GPS and Radio Communications segment’s selling, general and administrative expense increased $1.4 million in the year ended December 31, 2004 to $9.8 million as compared to $8.4 million in the year ended December 31, 2003 due primarily to the inclusion of $1.8 million of expense at our subsidiary OuterLink Corporation, increased expense of $1.1 million at our subsidiary Signature Industries Limited, offset by a $1.5 decrease in expense related to the scaleback of the operations related to Digital Angel TM technology. OuterLink Corporation was acquired on January 22, 2004 and is therefore not included in our 2003 results. The increase in expense at Signature Industries Limited was related to increased salary expense and changes in the exchange rate. As a percentage of revenue, selling, general and administrative expenses decreased to 48.1% in 2004 from 80.1% in 2003 primarily due to increased revenue, as discussed above.

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

The decrease in the Animal Applications segment’s research and development expense was due primarily to the development of the Biothermo TM microchip product and development of new scanner technology. The decrease in the GPS and Radio Communications segment’s research and development expenses was due primarily to the continued scaleback of research and development on the Digital Angel TM technology and completion of development on Signature Industries’ pilot locator beacon.

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

Income Taxes

The Company had effective income tax rate of 0.0% in 2004 and 2003. At December 31, 2004, the Company had aggregate net operating loss carryforwards of approximately $60.6 million for income tax purposes. The net operating loss carryforwards expire in various amounts through 2024. Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year. A full valuation allowance for the net deferred tax asset was recorded at December 31, 2004.

Discontinued Operations

On April 19, 2004, the Company sold certain assets of its Medical Systems segment’s medical services business pursuant to an Asset Purchase Agreement dated April 8, 2004 by and between Digital Angel Corporation and MedAire, Inc. Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists. The purchase price was approximately $384,000.

In addition, on July 30, 2004, the Company sold the Medical Systems segment’s land and building for $1.5 million. The Company recorded a gain of approximately $0.3 million on the sale of the land and building.  Net cash received on the sale of the land and building, after paying off the related building mortgage, was approximately $0.4 million. The net loss recorded by the Company in the year ended December 31, 2004 in connection with exiting this activity was $1.1 million.

The following discloses the losses from discontinued operations for the year ended December 31, 2004 and 2003, consisting of losses attributable to the Medical Systems segment:

	Year Ended December 31,
	2004	2003
Product revenue	$204	$875
Service revenue	223	1,405
Total revenue	427	2,280
Cost of products sold	87	523
Cost of services sold	317	1,031
Total cost of products and services sold	404	1,554
Gross profit	23	726
Selling, general and administrative expenses	1,294	1,268
Asset impairment charge	—	2,986
Other (income) expense	(185)	(46)
Loss from discontinued operations	$(1,086)	$(3,482)

Liquidity and Capital Resources

Cash Flows

As of December 31, 2005, cash totaled $10.0 million as compared to $17.5 million at December 31, 2004. During 2005, $3.2 million of cash was used in operating activities, compared to cash provided by operating activities of $2.5 million in 2004 and cash used in operating activities of $4.7 million in 2003. In 2005, the use of cash was due primarily to an increase in accounts receivable of $1.1 million, an increase in inventories of $1.4 million, and a decrease in accounts payable, accrued expenses and deferred revenue of $1.4 million. The Company acquired $1.2 million of accounts receivable and $1.4 million of inventory in the acquisition of DSD Holdings. Non-cash charges of $7.1 million for asset impairment and $2.4 million for depreciation and amortization were included in the 2005 net loss of $9.7 million.

Net cash used by investing activities totaled $2.4 million in 2005 compared to net cash provided by investing activities of $0.9 million in 2004. The principal uses of cash from investing activities in 2005 were $1.4 million used in the purchase of DSD Holdings A/S and $1.4 million of property, plant and equipment expenditures. The principal source of cash from investing activities in 2004 was the net cash provided by discontinued operations of $1.7 million.

Net cash used in financing activities totaled $1.6 million in 2005 compared to cash provided by financing activities of $13.0 million in 2004. In 2005, the principal use of cash from financing activities was $1.5 million to repurchase 328,100 shares of the Company’s common stock in market transactions. Cash provided by financing activities during 2004 consisted primarily of proceeds from the exercise of stock options and warrants, offset by payments on our debt and lines of credit.

Financing and Liquidity

In 2005, we used approximately $7.4 million in cash and increased our total amount of debt from $2.4 million at December 31, 2004 to $6.0 million at December 31, 2005. The primary reason for the increase in debt relates to debt acquired in the acquisition of DSD Holdings A/S and capital leases entered into in 2005. The $6.0 million of debt outstanding at December 31, 2005 is comprised of the following (in thousands):

December 31, 2005
Mortgage notes payable-Animal Applications and Corporate facilities	$2,281
Line of Credit -DSD Holdings	1,722
Equipment Loans-DSD Holdings	1,186
Note Payable-DSD Holdings	569
Capital lease obligations	278
$6,036

In 2005, we issued approximately 800,000 shares of our common stock. On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital as more fully described in “Stock Exchange with Applied Digital”, below pursuant to which the Company issued approximately 644,000 shares of its common stock to Applied Digital. The Company received approximately 685,000 shares of Applied Digital common stock as consideration. In addition, we issued approximately 135,000 shares of our common stock related to the exercise of stock options and warrants. In the second quarter of 2005, we purchased approximately 328,100 shares of our common stock in market transactions for approximately $1.5 million.

Equipment Loans-DSD Holdings. DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.2 million ($31,600 at December 31, 2005) are payable monthly. Payments are due through January 2010. The interest rate on the loans are variable and range from 4.56% to 7.06% as of December 31, 2005.

Line of Credit-DSD Holdings. As of December 31, 2005, DSD Holdings is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1,896,000 USD at December 31, 2005). The interest is determined quarterly and is based on the international rates Danske Bank can establish a loan in the same currency on the international market plus 2.0%. At December 31, 2005, the annual interest rate on the facility was 4.6%. Borrowing availability under the credit facility considers guarantees outstanding. Pursuant to the terms of the credit agreement, DSD Holdings entered into a verbal overdraft agreement with Danske Bank in January 2006. The overdraft agreement provides for additional borrowings up to DKK 1 million through March 31, 2006.

The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holdings. As of December 31, 2005, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($47,400 USD at December 31, 2005) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 4.23% at December 31, 2005.

Working Capital Loan. On March 7, 2003, Signature Industries Limited entered into a Loan Agreement (“Working Capital Loan”) with The Royal Bank of Scotland which was repaid on October 29, 2004.

Invoice Discounting Agreement. On April 9, 2003, Signature Industries Limited entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003 and June 21, 2005, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 75% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £750,000 ($1,300,000 USD at December 31, 2005) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back. The discounting charge accrues at an annual rate of 1.85% above the base rate (the base rate was 4.85% as of December 31, 2005), as defined in the amended Invoice Discounting Agreement. Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month ($1,500 per month at December 31, 2005). Discounting charges of $29,000 are included in interest expense in the 2005 statement of operations. As of December 31, 2005, Signature did not have any receivables financed under the Invoice Discounting Agreement.

Stock Repurchase. On March 29, 2005, the Company’s Board of Directors approved the repurchase of up to 1.5 million shares of its common stock over a ninety day period commencing on March 30, 2005. Over the ninety day period the Company purchased 328,100 shares for a total of approximately $1.5 million.

Stock Exchanges with Applied Digital  On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital. Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital. The Company received 684,543 shares of Applied Digital common stock as consideration. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 2 to our financial statements. The Company and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to the Company’s common stock. In addition, the stock exchange represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company. The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 for the Company’s common stock and $5.113 for Applied Digital’s common stock. The value of the stock exchanged was $3.5 million.

The following table summarizes our fixed cash obligations as of December 31, 2005 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$6,037	2,381	1,185	504	1,967
Operating Leases	17,513	720	1,227	967	14,599
Employment Contracts	1,903	1,493	410	—	—
	$25,453	$4,594	$2,822	$1,471	$16,566

Recently Issued Accounting Standards

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued. SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. The provisions of SFAS 123R became effective for the Company beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company vested all of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 on December 30, 2005, and, therefore, we do not expect that the initial adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options or other share based compensation, we expect that the impact may be material.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company adopted SFAS 151 beginning January 1, 2006. The adoption of SFAS 151 did not have a material impact on the results of our operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the results of our operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have an the impact on our financial statements.

Item 7A.                                                   Quantitative and Qualitative Disclosures about Market Risk

We have operations and sales in various regions of the world. See Item 1, Business-Financial Information About Geographic Areas. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

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

Item 8.                                                           Financial Statements and Supplementary Data

See Financial Statements and Notes thereto commencing on Page F-1.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us under the Exchange Act are recorded, processed summarized and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act are accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Eisner LLP, the Company’s independent registered public accounting firm, as stated in their report which is immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Digital Angel Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Digital Angel Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digital Angel Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Digital Angel Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digital Angel Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Angel Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

EISNER LLP

Florham Park, New Jersey

March 3, 2006

Item 9B.                                                  Other Information

Item 1.01  Entry into a Material Definitive Agreement.

On March 6, 2006, the Compensation Committee of the Company’s Board of Directors (the Committee) determined 2005 incentive cash bonuses for the Company’s executive officers. In March 2005, the Committee had established the Annual Incentive Cash Bonus Plan for 2005 and bonus targets. A summary of the Annual Incentive Cash Bonus Plan for 2005 was included as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2004.

The 2005 incentive bonuses awarded under the plan to the Company’s named executive officers are listed below. Additional information regarding compensation for executive officers will be included in the Company’s proxy statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held on May 4, 2006.

Name	2005 Bonus
Kevin McGrath	$150,000
James Santelli	$50,000
Lasse Nordfjeld (1)	$50,000
James Naro (2)	$50,000
David Cairnie	$245,997

(1)          Mr. Nordfjeld’s employment commenced on February 28, 2005

(2)          Mr. Naro’s employement commenced on March 21, 2005

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

Item 14.                                                    Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s definitive Proxy Statement under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

a)              The financial statements filed as part of this report are described on page F-1, entitled “Index to Financial

Statements.”

b)             The exhibits to this Annual Report on Form 10-K are described in the Index to Exhibits beginning on page 30.

c)              Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts for the Three Years Ended December 31, 2005

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

DIGITAL ANGEL CORPORATION

Date: March 8, 2006	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin N. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2006
Kevin N. McGrath

/s/ James P. Santelli	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	March 8, 2006
James P. Santelli

/s/ Scott R. Silverman	Chairman and Director	March 8, 2006
Scott R. Silverman

/s/ John R. Block	Director	March 8, 2006
John R. Block

/s/ Barry M. Edelstein	Director	March 8, 2006
Barry M. Edelstein

/s/ Howard S. Weintraub	Director	March 8, 2006
Howard S. Weintraub

/s/ Michael S. Zarriello	Director	March 8, 2006
Michael S. Zarriello

INDEX TO EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

21                                    Subsidiaries of the Registrant

23.1                           Consent of Independent Registered Public Accounting Firm – Eisner LLP

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
10.7

Agreement and Plan of Merger by and among Applied Digital Solutions, Inc., Digital Angel Corporation, Medical Advisory Systems, Inc. and Digital Angel Acquisition Co., dated as of November 1, 2001 (incorporated by reference to our definitive Proxy Statement on Schedule 14A, filed February 14, 2002)

10.8

First Amendment to Agreement and Plan of Merger by and among Applied Digital Solutions, Inc., Digital Angel Corporation, Medical Advisory Systems, Inc. and Digital Angel Acquisition Co., dated as of March 26, 2002 (incorporated by reference to Exhibit 2.2 to our Form 8-K, filed April 11, 2002)

10.9

Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

10.10

Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999)

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
10.20

Amended and Restated Supply, License, and Development Agreement by and between Digital Angel Corporation and VeriChip Corporation, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed January 4, 2006)*.

10.21

Product and Supply Distribution Agreement as of July 27, 2004 by and between Schering-Plough Animal Health Corporation and Digital Angel Corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed August 20, 2004)*.

16.1	Letter from BDO Seidman, LLP regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our 8-K filed April 25, 2002)
16.2	Letter from Grant Thornton LLP regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16 to our 8-K filed May 20, 2002)

* Portions of such exhibit were omitted pursuant to a request for confidential treatment filed with the Commission by the Company. Such omitted portion has been filed separately with the Commission.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Digital Angel Corporation

We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the referred financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Angel Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

Florham Park, New Jersey
March 3, 2006

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2005	December 31, 2004

Assets

Current Assets
Cash	$10,049	$17,492
Restricted cash	310	327
Accounts receivable, net of allowance for doubtful accounts of $212 and $241 in 2005 and 2004, respectively	10,152	7,641
Accounts receivable from Verichip Corporation	232	—
Inventories	8,657	6,232
Other current assets	1,418	1,235
Net assets from discontinued operations	—	6
Total Current Assets	30,818	32,933

Property and Equipment, net	8,602	5,947

Goodwill	48,491	48,997

Other Intangible Assets, net	1,813	4,011

Other Assets, net	483	785

	$90,207	$92,673
Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit and current maturities of long-term debt	$2,380	$99
Accounts payable	5,381	3,936
Accrued expenses and other current liabilities	3,232	4,371
Deferred revenue	1,324	1,204
Due to Applied Digital Solutions, Inc.	—	23
Net liabilities from discontinued operations	84	—
Total Current Liabilities	12,401	9,633

Long-Term Debt and Notes Payable	3,656	2,285

Other Long Term Liabilities	1,086	744

Total Liabilities	17,143	12,662

Commitments and Contingencies (Notes 14 and 18)

Minority Interest	618	249

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding in 2005 and 1 outstanding in 2004	—	1
Common stock: Authorized 95,000 shares, of $.005 par value; 44,225 shares issued and 43,847 shares outstanding in 2005 and 43,425 shares issued and 43,375 shares outstanding in 2004	223	217
Additional paid-in capital	212,564	207,875
Accumulated deficit	(137,950)	(128,474)
Deferred compensation	(481)	—
Treasury stock (carried at cost, 378 shares in 2005 and 50 shares in 2004)	(1,580)	(43)
Accumulated other comprehensive income (loss)	(330)	186
Total Stockholders’ Equity	72,446	79,762

	$90,207	$92,673

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003

Product revenue	$54,320	$44,274	$32,873
Service revenue	2,506	2,028	1,559
Total net revenue	56,826	46,302	34,432

Cost of products sold	30,181	25,024	19,712
Cost of services sold	1,150	1,204	—

Gross profit	25,495	20,074	14,720

Selling, general and administrative expenses	23,067	18,516	15,496
Research and development expenses	4,674	2,759	4,898
Asset impairment	7,141	—	—
Loss from operations	(9,387)	(1,201)	(5,674)

Interest income	(347)	(41)	(15)
Interest expense	366	1,343	772
Realized losses on Applied Digital Common Stock	—	1,231	—
Other income	(63)	(112)	(157)

Loss from continuing operations before income tax benefit and minority interest	(9,343)	(3,622)	(6,274)

Income tax benefit	41	—	—

Loss from continuing operations before minority interest	(9,302)	(3,622)	(6,274)

Minority interest share of (income) losses	(351)	(249)	298

Loss from continuing operations	(9,653)	(3,871)	(5,976)

Income (loss) from discontinued operations, including net gain on sale of assets of $163 and $260 in 2005 and 2004	177	(1,086)	(3,482)

Net loss	$(9,476)	$(4,957)	$(9,458)

Loss per common share-basic and diluted
Loss from continuing operations	$(0.22)	$(0.12)	$(0.22)
Income (loss) from discontinued operations	—	(0.03)	(0.13)
Net loss per common share - basic and diluted	$(0.22)	$(0.15)	$(0.35)

Weighted average number of common shares outstanding - basic and diluted	43,820	33,173	26,959

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Deferred	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Compensation	Stock	Loss	Equity

Balance - December 31, 2002	—	$—	26,568	$133	$169,166	$(114,059)	$—	$(43)	$(185)	$55,012
Net loss	—	—	—	—	—	(9,458)	—	—	—	(9,458)
Comprehensive income-foreign currency translation	—	—	—	—	—	—	—	—	175	175
Total comprehensive loss	—	—	—	—	—	(9,458)	—	—	175	(9,283)
Exercise of stock options	—	—	2,323	11	2,393		—			2,404
Stock option repricing	—	—	—	—	25	—	—	—	—	25
Fair value of warrants granted in connection with financing arrangements	—	—	—	—	276	—	—	—	—	276
Fair value of options granted for services	—	—	—	—	49	—	—	—	—	49
Balance - December 31, 2003	—	—	28,891	144	171,909	(123,517)	—	(43)	(10)	48,483
Net loss	—	—	—	—	—	(4,957)	—	—	—	(4,957)
Comprehensive income- foreign currency translation	—	—	—	—	—	—	—	—	196	196
Total comprehensive loss	—	—	—	—	—	(4,957)	—	—	196	(4,761)
Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	—	8,300
Issuance of common stock to Applied Digital	—	—	3,000	15	7,905	—	—	—	—	7,920
Conversion of debt into stock	—	—	1,181	6	2,924		—			2,930
Conversion of Series A Preferred Stock	(100)	(174)	3,985	20	154	—	—	—	—	—
Shares cancelled on settlement with vendor	—	—	(23)	—	—	—	—	—	—	—
Issuance of stock for services	—	—	10	—	31	—	—	—	—	31
Exercise of stock options	—	—	4,426	22	12,665	—	—	—	—	12,687
Exercise of warrants	—	—	1,955	10	4,162	—	—	—	—	4,172
Balance-December 31, 2004	—	1	43,425	217	207,875	(128,474)	—	(43)	186	79,762
Net loss	—	—	—	—	—	(9,476)	—	—	—	(9,476)
Comprehensive loss-foreign currency translation	—	—	—	—	—	—	—	—	(516)	(516)
Total comprehensive loss	—	—	—	—	—	(9,476)	—	—	(516)	(9,992)
Purchase of treasury stock	—	—	—	—	—	—	—	(1,537)	—	(1,537)
Exchange of common stock with Applied Digital (See Note 11)	—	—	644	3	3,497	—	—	—	—	3,500
Conversion of Series A Preferred Stock	—	(1)	14	1	—	—	—	—	—	—
Non employee stock grant	—	—	7	—	35	—	—	—	—	35
Exercise of warrants	—	—	115	1	302	—	—	—	—	303
Exercise of stock options	—	—	20	—	55	—	—	—	—	55
Restricted stock issued	—	—	—	1	755	—	(756)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	275	—	—	275
Issuance of stock options to non-employees	—	—	—	—	45	—	—	—	—	45
Balance-December 31, 2005	—	$—	44,225	$223	$212,564	$(137,950)	$(481)	$(1,580)	$(330)	$72,446

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Loss from continuing operations	$(9,653)	$(3,871)	$(5,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) from discontinued operations	177	(1,086)	(3,482)
Proceeds from sale of Applied Digital common stock	—	6,689	—
Equity-based compensation	355	31	74
Asset impairment charge	7,141	—	—
Depreciation and amortization	2,412	2,007	1,234
Amortization of debt discount and financing costs	—	777	186
Minority interest	351	249	(298)
Loss on Applied Digital common stock	—	1,231	—
Loss (gain) on disposal of assets	15	(3)	25
Change in assets and liabilities:
Decrease (increase) in restricted cash	—	438	(765)
(Increase) decrease in accounts receivable	(862)	(4,384)	179
(Increase) in accounts receivable from Verichip	(232)	—	—
(Increase) decrease in inventories	(1,382)	732	(1,655)
(Increase) decrease in other current assets	(63)	(329)	573
(Increase) in deferred tax asset	(155)	—	—
Decrease in due to Applied Digital	(23)	(324)	(115)
(Decrease) increase in accounts payable, accrued expenses and deferred revenue	(1,378))	278	2,010
Net cash provided by discontinued operations	90	90	3,327
Net Cash (Used In) Provided By Operating Activities	(3,207)	2,525	(4,683)

Cash Flows From Investing Activities
Proceeds from the sale of assets	—	18	—
Decrease (increase) in other assets	431	(225)	(400)
Payments for property and equipment	(1,382)	(584)	(1,157)
Acquisition costs, net of cash acquired through acquisition	(1,401)	(27)	—
Net cash provided by discontinued operations	—	1,730	205
Net Cash (Used In) Provided By Investing Activities	(2,352)	912	(1,352)

Cash Flows From Financing Activities
Amounts borrowed under line of credit	4,125	50,885	33,805
Amounts paid on line of credit	(3,984)	(53,261)	(31,534)
Amounts borrowed on debt	—	—	2,889
Amounts paid on long-term debt	(567)	(426)	(397)
Proceeds from exercise of stock options and warrants	358	16,859	2,404
Amounts paid for treasury stock	(1,537)	—	—
Payments for financing costs	—	(101)	(522)
Net cash used in discontinued operations	—	(910)	(50)
Net Cash (Used in) Provided By Financing Activities	(1,605)	13,046	6,595

Effect of exchange rate changes on cash	(279)	115	128

Net (Decrease) Increase In Cash	(7,443)	16,598	688

Cash - Beginning Of Year	17,492	894	206

Cash - End Of Year	$10,049	$17,492	$894

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

Animal Applications—develops, manufactures and markets electronic radio frequency and visual identification devices for the companion animals, fish and wildlife, and livestock markets worldwide.

The Animal Applications segment’s radio frequency identification products consist of miniature electronic microchips, scanners and for some applications, injection systems. The Company holds patents on its syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.

The Animal Applications segment’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can read the microchip’s unique identification number. Through the use of a database, the unique identification number identifies the animal, the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” pursuant to a multi-year exclusive license, in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products.

The Animal Applications segment’s miniature electronic microchips are also used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications segment also produces visual and electronic identification products for livestock producers. Visual identification products for livestock are typically numbered ear tags, which we have marketed since the 1940s. Currently, sales of visual identification products represent a substantial percentage of our sales to livestock producers. However, the use of electronic identification products by livestock producers has been steadily increasing, and we expect the trend toward electronic identification products to continue. Our livestock products are distributed through direct sales as well as through a variety of third party distributors.

On February 28, 2005, the Company acquired Denmark-based DSD Holdings A/S (DSD) and its wholly-owned subsidiaries. Denmark-based DSD through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock. DSD has a highly automated and efficient manufacturing facility and presence in successfully developed markets in Europe, the Middle East and Asia. The acquisition provides Digital Angel with immediate expansion of its existing business in the significant European market for livestock tagging and tracking.

In addition, the Company’s implantable radio frequency microchip was cleared by the FDA for medical applications in humans in the United States in October 2004. The Company has a long-term exclusive distribution and licensing agreement with Verichip Corporation, a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the implantable microchip. Sales to Verichip Corporation were $0.7 million, $0.1 million, and $0.5 million in the years ended December 31, 2005, 2004 and 2003, respectively.

GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of the Company’s subsidiaries Signature Industries Limited (90.9% owned), located in the United Kingdom and OuterLink Corporation, located in Massachusetts. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Signature Industries Limited’s businesses also include high grade communication equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing. Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including global positioning systems (GPS) and other systems).

As of December 31, 2005, Applied Digital Solutions, Inc. owned 24,291,673 shares or 55.4% of the Company’s common stock, and the Company owned 90.9% of Signature Industries Limited.

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

Foreign Currencies

The Company’s foreign subsidiaries’ functional currencies are their local currencies. Results of operations and cash flows are translated at average exchange rates prevailing throughout the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss which is a component of stockholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Goodwill, net

Goodwill is carried at cost net of accumulated amortization. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least annually by applying a fair value based test. Based upon the Company’s annual review for impairment, the Company recorded an impairment charge of $3.8 million in the fourth quarter of 2005 related to the goodwill at our OuterLink Corporation reporting unit. The Company recorded an impairment charges $2.4 million in the fourth quarter of 2003 related to the goodwill associated with our discontinued Medical Systems reporting unit.

In accordance with SFAS 142, the Company is required to allocate goodwill to the various reporting units. As of December 31, 2005, the Company’s reporting units consisted of the following (the reporting units listed below are those businesses which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):

•                  Animal Applications (goodwill as of $44.0 million as of December 31, 2005)

•                  Signature Industries Limited (goodwill as of $1.1 million as of December 31, 2005)

•                  DSD Holdings A/S (goodwill as of $3.4 million as of December 31, 2005)

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

Other Intangible Assets, net

Other intangible assets are carried at cost net of accumulated amortization. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company tests intangible assets for impairment at least annually by applying a fair value based test. Based upon the Company’s annual review for impairment, the Company recorded an impairment charge of $3.3 million in the fourth quarter of 2005 related to intangible assets at our OuterLink Corporation reporting unit. The Company recorded an impairment charges of $0.6 million in the fourth quarter of 2003 associated with our discontinued Medical Systems reporting unit.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There were no write downs of any long-lived assets in 2005, 2004, and 2003.

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

The Company’s subsidiary OuterLink Corporation earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s services are only available through use of its products, such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 months. The Company recently reassessed the estimated customer service period based on additional experience and will begin recognizing revenue over 42 months in 2006.

It is Digital Angel Corporation’s policy to approve all customer returns before issuing credit to the customer. Digital Angel Corporation incurred returns of $0.3 million, $0.2 million and $0.1 million for 2005, 2004 and 2003, respectively.

The Company records a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. The Company’s warranty liability was $34,000, $47,000 and $139,000 as of December 31, 2005, 2004 and 2003, respectively. Following is a reconciliation of the Company’s product warranties (in thousands):

Amount of Liability

Balance as of December 31, 2004	$47
Accruals for warranties issued during the period	—
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	(13)
Balance as of December 31, 2005	$34

Research and Development

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and are charged to expense as incurred.

Advertising

The Company expenses advertising costs when incurred. Advertising expense, included in selling, general and administrative expense, was $0.5 million for the year ended December 31, 2005 and $0.3 million for each of the years ended December 31, 2004 and 2003.

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

	December 31, 2005	December 31, 2004	December 31, 2003

Reported net loss	$(9,476)	$(4,957)	$(9,458)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	355	31	25
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(13,152)	(7,436)	(5,741)
Pro forma net loss	$(22,273)	$(12,362)	$(15,174)

Loss per share (basic and diluted)
As reported	$(0.22)	$(0.15)	$(0.35)
Pro forma	$(0.51)	$(0.37)	$(0.56)

Effective December 30, 2005,  the Company’s Board of Directors Board approved the acceleration of the vesting of out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 so that such options vest immediately, provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) will not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates.

The purpose of the accelerated vesting was to enable the Company to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the acceleration, we expect to avoid recognition of up to approximately $8.6 million of compensation expense in our statement of operations over the course of the original vesting periods. Such expense is included in our pro forma stock-based footnote disclosure above for the quarter ended December 31, 2005. The majority of such compensation expense is expected to be avoided in 2006. FASB Financial Interpretation No. 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in-the-money on the date of acceleration that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have been vested in 2006, with a smaller percentage vesting over the next 30 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics.

We are unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration.

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued. SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. The provisions of SFAS 123R became effective for the Company beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As discussed above, all of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 vested on December 30, 2005, and, therefore, we do not expect that the initial adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options or other share based compensation to employees, we expect that the impact may be material.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants under the option plan in 2005, 2004 and 2003: dividend yield of 0% for the three years; expected volatility of 105% for 2005, 165% for 2004 and 164% for 2003; risk-free interest rate of 3.83%,  3.81% and 3.09% for 2005, 2004 and 2003, respectively; and expected lives of five years for each of the three years. The weighted-average fair value of options granted was $4.97 for the year ended December 31, 2005, $3.57 for the year ended December 31, 2004 and $2.24 for the year ended December 31, 2003.

Loss Per Share

The Company’s basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares. Potential common shares are excluded from the computation of diluted loss per share because their inclusion would be anti-dilutive. Potential common shares are as follows:

	As of December 31,
(In thousands)	2005	2004	2003
Stock options and restricted stock	10,109	6,528	8,707
Warrants	530	720	3,029
Convertible debt	—	—	1,867
Series A Preferred Stock	—	15	—
	10,639	7,263	13,603

Treasury Stock

Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments and is reported in the statement of changes in stockholders’ equity.

Certain items in the consolidated financial statements for 2004 and 2003 have been reclassified for comparative purposes.

Recently Issued Accounting Standards

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued. SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. The provisions of SFAS 123R became effective for the Company beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. All of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, and, therefore, we do not expect that the initial adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options or other share based compensation to employees, we expect that the impact may be material.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 beginning January 1, 2006. The adoption of SFAS 151 did not have a material impact on the results of its operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the results of its operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have an impact on its financial statements.

2.                                      Acquisitions

The following describes the acquisitions by the Company (in thousands) in the years ended December 31, 2005 and 2004:

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$3,902	$5,292	$(1,390)	Manufactures and markets visual and electronic RFID tags for livestock.
OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

On February 28, 2005, the Company acquired DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S. DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the assets and liabilities of DSD Holdings A/S was recorded as goodwill of $2.8 million and intangible assets of $2.0 million. The intangible assets acquired are being amortized over lives ranging from 3 to 15 years. The acquisition of DSD Holdings A/S has been recorded based on preliminary estimates as of the date of acquisition. Changes to the preliminary estimates during the allocation period may result in an adjustment to goodwill.

Under the terms of the DSD Holdings A/S acquisition, the Company purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period and less 30% of compensation expense paid to Lasse Nordfjeld, CEO of DSD Holdings A/S. An initial payment of $3.5 million was made at closing through the delivery of Applied Digital common stock valued at $3.5 million which the Company acquired from Applied Digital in exchange for $3.5 million of Digital Angel Corporation common stock. The cost of the acquisition also included approximately $0.2 million of acquisition costs and additional cash consideration of $0.2 million to account for pre-closing pricing fluctuations. Any additional consideration, when determined, will be recorded as an increase to goodwill.

In addition, Digital Angel entered into employment agreements with the Chief Executive Officer of DSD Holdings A/S and its subsidiaries, and his son, the President of Daploma.

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

The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition.

As of February 28, 2005
(in thousands)

Current assets	$2,631
Property, plant and equipment	2,580
Other assets	33
Total assets acquired	5,244
Current liabilities	3,371
Long-term debt and other liabilities	3,263
Total liabilities assumed	6,634
Net liabilities acquired	$(1,390)

On January 22, 2004, the Company acquired OuterLink Corporation, which became a wholly-owned subsidiary of Digital Angel Corporation. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are customer relationships, trademarks and core technology. The customer relationships and core technology were being amortized over periods ranging from 4 to 8 years. Amortization recorded in the years ended December 31, 2005 and 2004 was $0.7 million and $0.7 million, respectively. The trademark has an indefinite life. In the fourth quarter of 2005, the Company determined that the value of OuterLink Corporation’s goodwill and intangible assets were impaired. Accordingly, the Company recorded a $7.1 million asset impairment charge in the fourth quarter of 2005.

The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A preferred stock became convertible into four million shares of the Company’s common stock when the volume weighted average price of the Company’s common stock was greater than or equal to $4.00 per share for ten consecutive trading days. As of December 31, 2005, 99,976 preferred shares had been converted into 3.9 million shares of the Company’s common stock.

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

The results of DSD Holdings A/S and OuterLink Corporation have been included in the consolidated financial statements since their dates of acquisition, February 28, 2005 and January 22, 2004, respectively. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that DSD Holdings A/S was acquired on January 1, 2005 and 2004 and OuterLink Corporation was acquired on January 1, 2004, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Pro Forma For the Year Ended December 31,
	(In thousands, except per share data) (unaudited)
	2005	2004
Net operating revenue	$57,709	$50,159
Net loss	$(9,507)	$(6,599)
Net loss per common share - basic and diluted	$(0.22)	$(0.20)

3.                                      Inventory

	(In thousands)
	December 31, 2005	December 31, 2004
Raw materials	$3,198	$3,115
Work in process	122	137
Finished goods	7,006	4,895
	10,326	8,147
Allowance for excess and obsolescence	(1,669)	(1,915)
Net inventory	$8,657	$6,232

Inventory of $3.6 million and $2.6 million was located in Europe as of December 31, 2005 and December 31, 2004, respectively.

4.                                      Other Current Assets

	(In thousands)
	December 31, 2005	December 31, 2004
Prepaid expenses and other current assets	$1,035	$1,063
Deferred product costs	201	154
Deferred tax asset	155	—
Deposits	27	18
	$1,418	$1,235

5.                                      Property and Equipment, net

	(In thousands)
	December 31, 2005	December 31, 2004
Land	$278	$278
Building and leasehold improvements	4,842	4,569
Equipment and furniture	8,808	6,083
	13,928	10,930
Less: Accumulated depreciation and amortization	(5,326)	(4,983)
	$8,602	$5,947

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $428,000 and $187,000 at December 31, 2005 and 2004, respectively. Related accumulated depreciation amounted to $104,000 and $68,000 at December 31, 2005 and 2004, respectively.

Depreciation charged against income amounted to $1,526,000, $1,329,000 and $1,178,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.                                      Goodwill, net

The components of goodwill are as follows at December 31, (in thousands):

	2005				2004
	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value
Goodwill	$95,404	$(35,314)	$(11,599)	$48,491	$92,056	$(31,460)	$(11,599)	$48,997

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased.

7.                                      Other Intangible Assets, net

The components of other intangible assets are as follows at December 31, (in thousands):

	2005				2004
	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value	Original Carrying Value	Cumulative Impairment Charges	Accumulated Amortization	Net Carrying Value
Other Intangible Assets	$6,638	$(3,287)	$(1,538)	$1,813	$4,675	$—	$(664)	$4,011

Other intangibles represent assets recognized separately from goodwill and consist primarily of patents, non compete agreements and customer relationships. Other intangibles are being amortized over lives ranging from 3 to 15 years.

Amortization expense amounted to $874,000, $664,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.                                      Accrued Expenses and Other Current Liabilities

	(In thousands)
	December 31, 2005	December 31, 2004
Accrued wages and wage related costs	$2,421	$2,933
Accrued marketing expenses	—	412
Accrued professional fees	199	252
Customer deposits	141	173
Other	471	601
	$3,232	$4,371

9.                                      Notes Payable, Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	(In thousands)
	December 31, 2005	December 31, 2004
Mortgage notes payable-Animal Applications and Corporate facilities	$2,281	$2,331
Line of Credit –DSD Holdings	1,722	—
Note Payable –DSD Holdings	569	—
Equipment Loans-DSD Holdings	1,186	—
Capital lease obligations	278	53
	6,036	2,384
Less: Current maturities	(2,380)	(99)
	$3,656	$2,285

The scheduled maturities of long-term debt, including capitalized leases, at December 31, 2005 are as follows:

Year	Amount
(In thousands)
2006	$2,380
2007	632
2008	553
2009	279
2010	226
Thereafter	1,966
$6,036

Interest expense on the above debts amounted to $335,000, $567,000 and $543,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Mortgage Notes Payable-Animal Applications and Corporate facilities

Mortgage notes payable is collateralized by land and building. Principal and interest payments totaling approximately $30,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.18%.

Equipment Loans-DSD Holdings

 DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.2 million ($31,600 USD at December 31, 2005) are payable monthly. Payments are due through January 2010. The interest rates on the loans are variable and range from 4.56% to 7.06% as of December 31, 2005.

Line of Credit-DSD Holdings

As of December 31, 2005, DSD Holdings is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1,896,000 USD at December 31, 2005). The interest is determined quarterly and is based on the international rates Danske Bank can establish a loan in the same currency on the international market plus 2.0%. At December 31, 2005, the annual interest rate on the facility was 4.6%. Borrowing availability under the credit facility considers guarantees outstanding. Pursuant to the terms of the credit agreement, DSD Holdings entered into a verbal overdraft agreement with Danske Bank in January 2006. The overdraft agreement provides for additional borrowings up to DKK 1 million through March 31, 2006. The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holdings

 As of December 31, 2005, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($47,400 USD at December 31, 2005) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 4.23% at December 31, 2005.

Revolving Note and Minimum Borrowing Note

On August 28, 2003, the Company entered into a Security Agreement with Laurus which allowed us to borrow from Laurus the lesser of $5 million or an amount that is determined based on percentages of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Under the Security Agreement, we issued to Laurus a three-year Secured Revolving Convertible Note (“Revolving Note”) in the original principal amount of $3.5 million and a three-year Secured Minimum Borrowing Convertible Note (“Minimum Borrowing Note”) in the original principal amount of $1.5 million. The Revolving Note and Minimum Borrowing Note accrued interest at an annual rate equal to the prime rate plus 2.5%. The Minimum Borrowing Note and the Revolving Note were convertible, at Laurus’s option, into shares of our common stock at a price per share of $2.64.

The Company also issued to Laurus a five-year warrant to purchase up to 115,000 shares of our common stock. The per share exercise prices of the warrant are $2.55 for 70,000 shares, $2.75 for 35,000 shares, and $2.95 for 10,000 shares. The Company allocated $133,000 of the proceeds to the warrant issued. The amount allocated represents the fair value of the warrant calculated under the Black-Scholes method. The value of the warrant is included in additional paid-in capital and was amortized to interest expense.

As of December 31, 2004, Laurus had converted $1.5 million, the remaining principal amount of the Minimum Borrowing Note, into 0.6 million shares of our common stock, terminating both of the agreements.

Working Capital Loan

On March 7, 2003, Signature Industries Limited entered into a Loan Agreement (“Working Capital Loan”) with The Royal Bank of Scotland which was repaid on October 29, 2004.

Invoice Discounting Agreement

On April 9, 2003, Signature Industries L entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003 and June 21, 2005, provides for Signature to sell with full title guarantee for most of its receivables, as defined in the Invoice Discounting Agreement, as amended. RBS prepays 80% of the receivables sold in the United Kingdom and 75% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £750,000 ($1,300,000 USD at December 31, 2005) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back. The discounting charge accrues at an annual rate of 1.85% above the base rate (the base rate was 4.5% as of December 31, 2005), as defined in the amended Invoice Discounting Agreement. Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month. Discounting charges of $29,000 are included in interest expense in the 2005 statement of operations. As of December 31, 2005 Signature did not have any receivables financed under the Invoice Discounting Agreement.

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

11.                                Stock Exchanges with Applied Digital Solutions, Inc.

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 2. The Company and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to the Company’s common stock. In addition, the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company. Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital in exchange for 684,543 shares of Applied Digital common stock as consideration. The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date which was $5.434 for the Company’s common stock and $5.113 for Applied Digital’s common stock. The value of the stock exchanged was $3.5 million.

On March 1, 2004, the Company issued 3,000,000 shares of its common stock to Applied Digital pursuant to the Stock Purchase Agreement (“Stock Purchase Agreement”) with Applied Digital dated August 14, 2003. The Stock Purchase Agreement dated August 14, 2003 was used as a method for the Company to obtain and sell shares of Applied Digital in order to generate cash for operations in a period of time when other capital was scarce or not available. The Company believed the share exchange with Applied Digital, as compared to selling shares of Digital Angel, was beneficial because (i) the net yield on the sale was higher as the Company did not have to pay an underwriting commission and (ii) the Company believed the sale of Applied Digital shares was preferable to the sale of Digital Angel shares because (a) a larger number of Applied Digital shares were outstanding in the hands of unaffiliated holders (b) Applied Digital shares had a much larger volume of stock trading on a daily basis and (c) Applied Digital shares had lower stock price volatility than Digital Angel shares. In addition, the Company and Applied Digital mutually agreed that the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase their ownership interest in the Company.

The purchase price per share for the shares of the Company’s stock was based on the closing price of the Company’s common stock on June 30, 2003 of $2.64 per share. This price was used because the Company and Applied Digital determined that this was a fair price and because it reflected the fair value of the securities before any impact of the Applied Digital Debenture holders potentially hedging their position in the Company’s common stock and thereby affecting the market price of the stock. In connection with this transaction, the Company granted five year warrants to the Applied Digital Debenture holders to acquire up to 500,001 shares of the Company’s common stock at an exercise price of $2.64 per share. The warrants were issued in consideration for a waiver from the Applied Digital Debenture holders allowing Applied Digital to register the shares being issued in connection with the Stock Purchase Agreement. The exercise price of the warrants was determined in negotiation with the Applied Digital Debenture holders. The purchase price of the Applied Digital common stock was based on the average of the volume weighted average price of

Applied Digital’s common stock for the ten trading days immediately preceding (and not including) the closing date. In addition, as part of this transaction, the Company granted a five year warrant to Applied Digital to purchase up to 1 million shares of the Company’s common stock. The exercise price of the warrant, $3.74, was based on the daily volume weighted average price of the Company’s common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004.

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

12.                               Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002. The Medical Systems segment was one of our reporting units in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. The following discloses the operating income and loss from discontinued operations for the years ended December 31, 2005 and 2004, consisting of losses attributable to the Medical Systems segment (in thousands):

	Year Ended December 31,
	2005	2004
Product revenue	$—	$204
Service revenue	—	223
Total revenue	—	427
Cost of products sold	—	87
Cost of services sold	—	317
Total cost of products and services sold	—	404
Gross profit	—	23
Selling, general and administrative expenses	—	1,294
Other (income)	(177)	(185)
Income (loss) from discontinued operations	$177	$(1,086)

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

The net (liabilities) assets of discontinued operations as of December 31, 2005 and December 31, 2004, were comprised of the following:

	December 31, 2005	December 31, 2004
	(in thousands)
Assets
Accounts receivable, net	$—	$—
Inventory	—	—
Other current assets	—	—
Property and equipment, net	—	—
Goodwill and other intangible assets, net	—	—
Other assets	—	135
Total Assets	$—	$135

Current Liabilities:
Notes payable and current maturities of long-term debt	$—	$—
Accounts payable	—	—
Accrued expenses and deferred revenue	84	129
Total Liabilities	$84	$129

Net (Liabilities) Assets	$(84)	$6

13.                               Income Taxes

The provision for income taxes consists of:

	(In thousands)
	December 31, 2005	December 31, 2004	December 31, 2003
Current:
United States at statutory rates	$—	$—	$—
International	114	—	—
Current income tax provision (credit)	114	—	—
Deferred:
United States	—	—	—
International	(155)	—	—
Deferred income taxes provision (credit)	—	—	—
	$(41)	$—	$—

The Company considers earnings from its foreign operations to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	(In thousands)
	December 31, 2005	December 31, 2004
Deferred Tax Assets:
Liabilities and reserves	$1,288	$1,554
Compensation not currently deductible	1,278	1,341
Tangible and Intangible property basis difference	372	542
Net operating loss carryforwards	29,005	24,229
Gross deferred tax assets	31,943	27,666
Valuation allowance	(31,788)	(27,666)
	155	—
Deferred Tax Liabilities:
Intangible property basis difference	541	—
Net deferred tax liability	$386	$—

The deferred tax assets and liabilities are included in the following balance sheet captions:

	(In thousands)
	December 31, 2005	December 31, 2004
Other current assets	$155	$—
Long term liabilities	541	—
Net deferred tax liabilities	$386	$—

Domestic and foreign loss from continuing operations before provision for income taxes and minority interest consists of:

	(In thousands)
	December 31, 2004	December 31, 2003
Domestic	$(10,214)	$(5,732)
Foreign	871	2,110
	$(9,343)	$(3,622)

At December 31, 2005, the Company had aggregate United States federal net operating loss carryforwards of approximately $70.1 million for income tax purposes, which expire in various amounts through 2025. Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various domestic acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions. Further, past and future stock issuances may subject the Company to additional limitations on the use of the remaining net operating loss carryforwards under the same Internal Revenue Code provision.

Additionally, net operating loss carryforwards of approximately $3.1 million relate to foreign losses. Of this, $1.6 million was acquired in connection with the acquisition of DSD Holdings A/S during the year. At year end the Company determined that a portion of Signature Industries Limited’s UK net operating loss carryforwards will more likely than not be utilized and accordingly released $155,000 of the valuation allowance. A full valuation allowance against all other net deferred tax assets at December 31, 2005 has been recorded. The remaining net deferred tax liability relates primarily to deferred tax liabilities for purchased intangibles for which no tax basis exists.

The valuation allowance increased by $4.1 million during the year ended December 31, 2005. The valuation allowance increased by $5.5 million during the year ended December 31, 2004, including a $9.2 million increase related to the deferred tax assets acquired with Outerlink offset by a decrease in the deferred tax asset related to compensation not currently deductible.

The reconciliation of the effective tax rate with the statutory federal income tax from continuing operations rate is as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Statutory rate	(35)%	(35)%	(35)%
State income taxes, net of federal benefits	(5)	(5)	(5)
Goodwill impairment and other permanent differences	29	7	14
Benefit from nonqualified stock options	—	(119)	—
Tax gain on sales of Applied Digital stock	—	77	—
Change in deferred tax asset valuation allowance (a)	10	75	26
Other	1	—	—
	0%	0%	0%

(a) net of deferred tax assets acquired in the DSD acquisition.

14.                               Commitments and Contingencies

Rental expense for space, vehicles, and office equipment under operating leases amounted to approximately $749,000,  $989,000, and $618,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2005 are (in thousands):

Year	Minimal Rental Payments	Employment Contracts
2006	$720	$1,493
2007	640	205
2008	587	205
2009	506	—
2010	461	—
Thereafter	14,599	—
	$17,513	$1,903

15.                               Profit Sharing Plan

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

Signature Industries Limited has certain defined contribution pension plans. The Company’s expense relating to the plans approximated $107,000, $136,000 and $119,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

16.                               Stock Options,  Restricted Stock, and Warrants

Stock Options

During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the “Stock Option Plan”). In connection with the merger with MAS, the Company assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”). As amended, the DAC Stock Option Plan provides 18,195,000 shares of common stock for which options may be granted. As of December 31, 2005, options to purchase 7,978,000 shares were outstanding, 154,000 restricted shares were outstanding and 2,539,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Under MAS’s nonqualified stock option plan (the “MAS Stock Option Plan”), options may be granted at or below the fair market value of the stock and have five and 10 year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2005, options to purchase 477,000 shares were outstanding and 272,000 shares are available for future grants of options. In February 2006 the MAS Stock Option Plan was terminated. The termination has no effect on the options outstanding. Option shares authorized but unissued under options pursuant to the MAS Stock Option Plan are no longer available for future grant.

A summary of stock option activity for the aforementioned plans for 2005, 2004 and 2003 is as follows (in thousands, except exercise price data):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	5,028	$3.23	7,357	$2.98	7,816	$2.56
Granted	3,922	4.97	1,905	3.81	1,825	2.63
Exercised	(20)	2.73	(4,076)	2.94	(1,672)	0.67
Forfeited	(475)	4.46	(158)	3.90	(612)	3.44
Outstanding on December 31	8,455	3.97	5,028	3.23	7,357	2.98
Exercisable on December 31	8,255	3.98	3,255	2.94	5,333	3.07
Shares available for grant on December 31	2,811	—	4,412	—	1,157	—

The following table summarizes information about the Company’s stock options, for the aforementioned plans, at December 31, 2005 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01 to $2.00	1,227	6.51	$1.30	1,227	$1.30
$2.01 to $4.00	3,296	7.73	3.60	3,196	3.62
$4.01 to $6.00	3,814	9.02	4.96	3,714	4.98
$6.01 to $8.00	—	—	—	—	—
$8.01 to $10.00	118	4.38	10.00	118	10.00
	8,455	8.09	3.97	8,255	3.98

On January 13, 2004, the Company granted its Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share. The option became exercisable on December 30, 2005.

On February 18, 2004, the Company granted its Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share. The option became exercisable on February 18, 2005.

In 2003, the Company granted stock options which were outside of its stock option plans. On September 5, 2003, the Company granted its former CEO a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $1.97 per share. The option was vested and exercisable on the grant date. At December 31, 2004, all of the options had been exercised.

 On November 3, 2003, the Company granted its former CEO a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $2.40 per share. The option was exercisable one year from the date of grant, but only if the CEO was then an employee or director of the Company. In January 2004, this option was forfeited.

Applied Digital has four non-qualified option plans. On April 5, 2004, Applied Digital effected a one for ten reverse split of its common stock. All share prices and share amounts for Applied Digital common stock reflect the reverse stock split. Under the Applied Digital plans, options for 4.8 million common shares were authorized for issuance to certain officers and employees of Applied Digital, which include certain officers and employees of the Company. There were no options granted under the plans to the Company’s officers and employees for services related to Digital Angel Corporation in 2005, 2004 or 2003. The options may not be exercised until one to three years after the grant date and are exercisable for periods ranging from five to ten years.

A summary of stock option activity in 2005, 2004 and 2003 for the Applied Digital plan as it relates to certain of the Company’s officers and employees is as follows (in thousands, except exercise price data)

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	161	$17.54	212	$16.33	242	$15.51
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(13)	1.50
Forfeited	(52)	18.43	(51)	12.57	(17)	14.02
Outstanding on December 31	109	18.28	161	17.54	212	16.33
Exercisable on December 31	109	$18.28	151	$17.51	197	$16.09

The following table summarizes information about stock options under the Applied Digital plans as it relates to the Company’s officers and employees at December 31, 2005 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01 to $20.00	77	2.68	$13.49	77	$13.49
$20.01 to $40.00	30	1.27	29.48	30	29.48
$40.01 to $60.00	2	0.39	42.50	2	42.50
	109	2.26	$18.28	109	$18.28

Qualified Employee Stock Purchase Plan

During 1999, Applied Digital adopted a non-compensatory, qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 900,000 common shares of Applied Digital were authorized for issuance to substantially all full-time employees of Applied Digital, which includes employees of the Company. Approximately 22,906 options to purchase shares have been issued to employees of the Company and exercised through December 31, 2005. Each participant’s options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors of Applied Digital.

Restricted Stock

In March 2005, the Company granted its Chairman of the Board 100,000 shares of the Company’s restricted stock. The restricted stock vests 50% on March 7, 2006 and 50% on March 7, 2007. The Company determined the value of the stock to be $506,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the two year vesting period. In 2005, $211,000 was recognized as compensation expense in the Company’s results of operations.

In February 2005, the Company granted an employee 54,230 shares of the Company’s restricted stock. The restricted stock vests 30% on February 25, 2006, 30% on February 25, 2006 and 40% on February 25, 2007. The Company determined the value of the stock to be $250,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In 2005, $64,000 was recognized as compensation expense in the Company’s results of operations.

Stock Warrants

In May 2000, MAS issued fully vested warrants to purchase 75,000 shares of its common stock to an investment banking firm. The holder of the warrants may purchase 75,000 common shares at $10.50 per share, subject to adjustment as specified in the warrant agreement, for up to five years. These warrants expired unexercised in May 2005.

ADS had a term and revolving credit agreement (IBM Credit Agreement) with IBM Credit LLC (IBM Credit). In connection with an amendment to the IBM Credit Agreement, IBM Credit was granted warrants to acquire 1.16 million shares of Digital Angel’s common stock exercisable at $1.07 and expiring on April 10, 2007. In October 2004, IBM Credit exercised its warrant to acquire shares of Digital Angel’s common stock on a cashless basis pursuant to the warrant agreement, thus IBM received 809,688 shares of Digital Angel’s common stock.

In April 2002, the Company issued a fully vested warrant to purchase 50,000 shares of its common stock to an investor relations firm as consideration for providing investor relations services. The holder of the warrant may purchase 50,000 common shares at $3.60 per share for up to five years. In November 2004, the warrant to purchase 50,000 shares of the Company’s stock was exercised and the Company received proceeds of $180,000

On July 31, 2003, in connection with the $2,000,000 secured convertible note payable to Laurus Master Fund, we issued a warrant to purchase 125,000 shares of our common stock. The warrant issued to Laurus is exercisable through July 31, 2008 and permits Laurus Master Fund to purchase 75,000 shares of our common stock at $2.68 per share, 35,000 shares at $2.91 per share and 15,000 shares at $3.38 per share. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $143,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years. The value of the warrant was accounted for as debt discount and amortized to interest expense over the term of the secured convertible note. As of December 31, 2005, Laurus has not exercised their warrant.

On August 14, 2003, in connection with the Stock Purchase Agreement with ADS, pursuant to which Applied Digital Solutions agreed to purchase 3,000,000 shares of our common stock, the Company issued a warrant to purchase 1,000,000 shares of our common stock to ADS. The warrant issued to ADS is exercisable for five years, beginning February 1, 2004, and entitles ADS to purchase 1,000,000 shares of our common stock at a price per share of $3.74 payable in cash or shares of common stock of ADS. In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of our common stock. Proceeds to the Company upon Applied Digital’s exercise of the warrant were $3.74 million.

On August 14, 2003, the Company issued warrants to purchase 500,001 shares of our common stock to certain holders of Applied Digital Solutions Convertible Exchangeable Debentures. These warrants were issued to procure the consent of the holders of Convertible Exchangeable Debentures to the issuance of the Applied Digital common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement. At the time the Stock Purchase Agreement was executed, the terms of the Convertible Exchangeable Debentures prohibited Applied Digital from, among other things, issuing or selling shares of its common stock. Therefore, to avoid breaching the terms of its Convertible Exchangeable Debentures, Applied Digital was required to obtain the consent of the holders of Convertible Exchangeable Debentures to the issuance of Applied Digital common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement. The warrants issued to the holders of Convertible Exchangeable Debentures are exercisable for five years beginning February 1, 2004 and entitle the holder to purchase that number of shares of common stock of Digital Angel Corporation designated in the warrant at a price of $2.64 per share. The warrant was valued at $0.8 million using the Black-Scholes option pricing model and recorded as a charge to interest expense in Applied Digital’s results of operations. Through December 31, 2005, 95,238 of the 500,001 warrants were exercised.

On August 28, 2003, in connection with the $3.5 million secured revolving convertible note and the $1.5 million secured minimum borrowing convertible note, the Company issued a warrant to purchase 115,000 shares of our common stock. The warrant is exercisable for five years and entitles Laurus to purchase 70,000 shares of our common stock at $2.55, 35,000 shares at $2.75 per share and 10,000 shares at $2.95 per share. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be $133,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years. The value of the warrant was accounted for as debt discount and was amortized to interest expense over the life of the secured convertible note. In March 2005, Laurus exercised their warrant for 115,000 shares, and the Company received proceeds of $304,000.

17.                               Non-Cash Compensation Expense

Non-cash compensation expense of $0.4 million, $0.03 million and $0.07 million has been included in selling, general and administrative expenses for 2005, 2004 and 2003, respectively. The 2005 expense primarily relates to 100,000 stock options issued to Applied Digital employees, 100,000 shares of restricted stock issued the Company’s Chairman of the Board in March 2005 and 54,230 shares of restricted stock issued to an employee in February 2005. The 2004 expense resulted from 10,000 shares of common stock provided to an individual as compensation for recruiting services. The 2003 expense resulted primarily from re-pricing in September 2001 certain Applied Digital stock options. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options were being accounted for as variable options under APB Opinion No. 25 and FASB Interpretation No. 44, and fluctuations in the common stock price resulted in increases and decreases of non-cash compensation expense until the options were exercised in April 2003.

18.                                 Legal Proceedings

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit claimed that Allflex was marketing and selling a syringe implantable identification transponder that infringed a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claimed that PetHealth was using, selling and/or distributing the same transponder in violation of the Company’s patent. The suit sought, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit sought actual damages, punitive damages and interest, costs and attorneys’ fees. Allflex asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement. Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement. The Company contested the motion on the ground that Allflex’s actions exceed the scope of the license and constituted an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim for infringement of a separate patent licensed exclusively to the Company by Bio Medic Data Systems. On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying the Company’s motion for leave to amend.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent. The Company has not been served with this complaint and Allflex agreed to withdraw the complaint without prejudice.

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases. The Company contested this motion, and on October 6, 2005, the Court denied the motion in its entirety. Final judgment in the action was entered on February 21, 2006, and the Company is considering whether to appeal the Court’s ruling granting judgment on the pleadings.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are or have been sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. The Company believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. Following the hearing, the Court took the matter under advisement, and indicated that a ruling on the scope of the claims would be issued in the ordinary course. As of the date of this filing, no ruling has been received by the Company.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and the Company in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against the Company. The Company filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 12, 2005, the Alabama Court denied the Company’s motion to dismiss the complaint, but granted the Company’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, the Company and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. This motion has been scheduled for hearing in May, 2006. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.

On or about June 2, 2005, the Company filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine the rights and liabilities of the Company under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company which entered into a distribution agreement for a product that was then under development by the Company but the development of which was subsequently abandoned. Although the distribution agreement required that any actions arising out of or related to the agreement be filed within two years of the occurrence of the events giving rise to the claim, the Company received a letter in 2005 from the defendant threatening to assert a claim notwithstanding the two year limit set forth in the agreement. The defendant accordingly filed a motion to dismiss the declaratory judgment action, which the Court denied. On or about January 10, 2006, the defendant filed an answer and asserted a counterclaim against the Company for fraud seeking damages in an amount in excess of $75,000. The Company filed a response denying the allegations of the counterclaim, and has asked that the Court dismiss the claim both because the claim was not timely filed in accordance with the provisions of the agreement and because the counterclaim was not plead with the specificity required by the applicable rules of Civil Procedure. The defendant filed a responsive brief and, in addition, filed an amended complaint repleading its claims and adding a counterclaim for fraud in the inducement. The Company’s motion to dismiss is scheduled for a hearing in March, 2006. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

19.                               Supplemental Cash Flow Information

	2005	2004	2003
Income taxes paid	$123	$73	$—
Interest paid	382	585	636
Non-cash investing and financing activities:
Issuance of preferred stock for OuterLink acquisition	—	8,300	—
Issuance of common stock for Applied Digital common stock	3,500	7,920	—
Issuance of Applied Digital common stock for DSD acquisition	3,500	—	—
Conversion of debt into common stock	—	2,930	—
Warrants issued in connection with financing agreements	—	—	277
Assets acquired for long-term debt and capital leases	586	—	131

20.                               Segment Information

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

	For the Year Ended December 31, 2005
	(In Thousands)
	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Product revenue	$34,663	$19,657	$—	$54,320
Service revenue	1,309	1,197	—	2,506
Segment revenue	$35,972	$20,854	$—	$56,826

Loss from operations	$(988)	$(8,399)	$—	$(9,387)
Depreciation and amortization	1,221	1,191	—	2,412
Interest income	336	11	—	347
Interest expense	337	29	—	366
Loss from continuing operations before income tax benefit and minority interest	(926)	(8,417)	—	(9,343)
Goodwill, net	47,343	1,148	—	48,491
Segment assets	81,105	9,102		90,207
Expenditures for property and equipment, net	820	562	—	1,382

	For the Year Ended December 31, 2004
	(In Thousands)
	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Product revenue	$24,950	$19,324	$—	$44,274
Service revenue	921	1,107	—	2,028
Segment revenue	$25,871	$20,431	$—	$46,302

Loss from operations	$(796)	$(405)	$—	$(1,201)
Depreciation and amortization	742	1,265	—	2,007
Interest income	—	41	—	41
Interest expense	1,168	175	—	1,343
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(3,078)	(544)	—	(3,622)
Goodwill, net	43,971	5,026	—	48,997
Segment assets	76,127	16,546	6	92,673
Expenditures for property and equipment, net	264	320	—	584

	For the Year Ended December 31, 2003
	(In Thousands)
	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Product revenue	$22,389	$10,484	$—	$32,873
Service revenue	1,559	—	—	1,559
Segment revenue	$23,948	$10,484	$—	$34,432

Loss from operations	$(343)	$(5,331)	$—	$(5,674)
Depreciation and amortization	654	580	—	1,234
Interest income	—	(15)	—	(15)
Interest expense	712	60	—	772
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(898)	(5,376)	—	(6,274)
Goodwill, net	43,971	1,148	—	45,119
Segment assets	58,852	6,124	1,251	66,227
Expenditures for property and equipment, net	555	602	—	1,157

Information concerning principal geographic areas as of and for the years ended December 31, 2005, 2004 and 2003 was as follows:

(In thousands)	United States	United Kingdom/Denmark	All Other Foreign Countries	Consolidated

2005
Net revenue from external customers	$37,813	$5,108	$13,905	$56,826
Long-lived assets excluding goodwill and other intangible assets, net	4,508	3,824	270	8,602
2004
Net revenue from external customers	$29,743	$4,369	$12,190	$46,302
Long-lived assets excluding goodwill and other intangible assets, net	4,569	1,101	277	5,947
2003
Net revenue from external customers	$26,828	$3,367	$4,237	$34,432
Long-lived assets excluding goodwill and other intangible assets, net	5,150	1,115	263	6,528

Sales to one customer accounted for 10.0% of net sales in 2005. Sales to two customers accounted for 12.5% and 10.2% of net sales in 2004. Sales to one customer accounted for 11.8% of net sales in 2003. The Company’s transponders are supplied by one supplier located in Spain.

21.                               Related Party Activity

In 2003, Applied Digital charged the Company for research expenses and directors and officers insurance aggregating $172,000.

The Company has an exclusive eleven-year Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005,  with Verichip Corporation (Verichip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the Verichip Registry by the Company. The agreement contains minimum purchase requirements in order to maintain exclusivity, whereby Verichip is required to purchase $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. The agreement continues until March 2013, and, as long as Verichip continues to meet the minimum purchase requirements, will automatically renew on an annual basis until the expiration of the last of the Company’s patents covering the supplied products. The agreement includes a license for the use of the Company’s technology in Verichip’s identified markets. The Company will be the sole manufacturer and supplier to Verichip. Further, the agreement provides that the Company shall, at Verichip’s option, furnish and operate a computer database to provide data collection, storage and related services for Verichip’s customers for a fee. Revenue recognized under the Distribution and Licensing Agreement was $0.7 million, $0.1 million and $0.5 million for 2005, 2004 and 2003, respectively.

See Note 11 for a description of the stock exchange transactions with Applied Digital.

Prior to January 1, 2005 and pursuant to a mutual agreement between the Company,  Applied Digital and Verichip Corporation, amounts due from Verichip Corporation were offset against amounts the Company owed to Applied Digital for certain general and administrative services, research and development services, directors and officers insurance and expense reimbursement. Effective January 1, 2005, all amounts due from Verichip Corporation are to be paid to the Company.

Following is a summary of amounts due from and amounts due to related parties as of December 31, 2005 and 2004. (In thousands)

	December 31, 2005	December 31, 2004
Due from Verichip Corporation	$232	$—
Due to Applied Digital	—	23

22. Summarized Quarterly Data (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005
Total revenue	$13,403	$14,860	$13,758	$14,805	$56,826
Gross profit	5,995	6,640	5,936	6,924	25,495
Net loss before discontinued operations	(493)	(891)	(1,069)	(7,200)	(9,653)
Income from discontinued operations	—	—	85	92	177
Net loss	(493)	(891)	(984)	(7,108)	(9,476)
Loss) per share-basic and diluted:
Net loss from continuing operations	(0.01)	(0.02)	(0.02)	(0.16)	(0.22)
Net income from discontinued operations	—	—	—	—	—
Net loss per common share	(0.01)	(0.02)	(0.02)	(0.16)	(0.22)
2004
Total revenue	$10,771	$10,070	$11,180	$14,281	$46,302
Gross profit	4,529	4,156	5,016	6,373	20,074
Net income (loss) before discontinued operations	(3,367)	(1,239)	(782)	1,517	(3,871)
Income (loss) from discontinued operations	(378)	(750)	255	(213)	(1,086)
Net income (loss)	(3,745)	(1,989)	(527)	1,304	(4,957)
Income (loss) per share-basic:
Net income (loss) from continuing operations	(0.11)	(0.04)	(0.02)	0.05	(0.12)
Net income (loss) from discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.03)
Net income (loss) per common share-basic	(0.12)	(0.06)	(0.01)	0.04	(0.15)
Income (loss) per share-diluted:
Net income (loss) from continuing operations	(0.11)	(0.04)	(0.02)	0.04	(0.12)
Net income (loss) from discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.03)
Net income (loss) per common share-diluted	(0.12)	(0.06)	(0.01)	0.03	(0.15)

Digital Angel Corporation and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance, at beginning of year	$241	$205	$191
Amount acquired through acquisition	10	65	—
Additions charged to income	25	16	74
Write-offs	(64)	(45)	(60)
Balance, at end of year	$212	$241	$205

Allowance for Excess and Obsolete Inventory (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance, at beginning of year	$1,915	$1,821	$1,382
Additions charged to income	419	150	597
Write-offs	(665)	(56)	(158)
Balance, at end of year	$1,669	$1,915	$1,821

Valuation Allowance on Deferred Tax Assets (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance, at beginning of year	$27,666	$22,197	$19,481
Amount acquired through acquisition	15	9,192	—
Additions charged to income	4,262	—	2,716
Write-offs	(155)	(3,723)	—
Balance, at end of year	$31,788	$27,666	$22,197