Form 10-K/A
period 2005-12-31
DIGITAL ANGEL CORP
filed 2006-04-06
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  1-15177

Digital Angel Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-1233960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

490 Villaume Avenue, South St. Paul, MN	55075
(Address of principal executive offices)	(Zip Code)

(651) 455-1621

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value per share	American Stock Exchange

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 8, 2006 (the “Original Filing”), is being filed to amend the Original Filing as follows:

•      Updates the Raw Materials disclosure included in Part 1, Item 1. Business; Part 1, Item 1A. Risk Factors; the Report of Independent Registered Public Accounting Firm to include a reference to the dual - dated audit report on the consolidated financial statements included in Item 9A. Controls and Procedures; and the second paragraph of Note 21 to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits and Financial Statements Schedules; and

•      A currently dated consent letter is included from the Company’s Independent Registered Public Accounting Firm dated April 5, 2006; and

•      Currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-14(a)or 15d-14(a) and 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 are included as exhibits.

Except for the matters described above, this amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

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

Raw Materials

We did not experience any significant or unusual problems in the purchase of raw materials or commodities during the past three years. We depend on a single production arrangement with Raytheon Microelectronics Espana, SA (Raytheon) for the manufacture of our patented syringe-injectable microchips that are used in our implantable electronic identification products. Certain aspects of this arrangement are included in a written agreement with Raytheon which expires in June 2006. Both Raytheon and the Company have expressed an interest in extending this agreement, and the parties have commenced negotiations to renew the expiring agreement. If Raytheon were to terminate the production arrangement, we would need to relocate our production equipment from Raytheon’s facility. While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, during the recent past, we have not experienced significant problems or issues procuring any essential materials, parts or components.

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

We could incur material liabilities pursuant to contractual provisions contained in intellectual property licenses

In the ordinary course of its business, the Company licenses third parties and certain affiliates of the Company to use intellectual property. These licenses typically include provisions indemnifying the licensees against third party claims should the licensed intellectual property licensed by the Company violate intellectual property rights. If it were determined that a license granted by the Company infringed the rights of a third party, the Company could be obligated to indemnify its licensees against items such as damages payable to such third parties, applicable court costs and attorneys fees. In such an event, the liability of the Company pursuant to such provisions could be material, and could have a material adverse effect on the Company’s business and financial condition.

We depend on a single production arrangement for our patented syringe-injectable microchips, and the loss of or any significant reduction in the production could have an adverse effect on our business.

We rely on a sole production arrangement with Raytheon Microelectronics Espana, SA (Raytheon) for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. Certain aspects of this arrangement are included in a written agreement with Raytheon which expires in June 2006. Both Raytheon and the Company have expressed an interest in extending this agreement, and the parties have commenced negotiations to renew the expiring agreement. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged for the assembly of our microchips could have an adverse effect on our financial condition and results of operations. In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and potentially remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production. Moreover, if Raytheon terminated the production arrangement, we may be required to relocate our production equipment from Raytheon’s facility. In the event of such a termination, we cannot ensure that the assembly of our microchips from another source would be possible, and if possible, whether we could obtain such assembly on comparable or acceptable terms. The failure to make such an alternative production arrangement could have an adverse effect on our business.

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

PART II

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Angel Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 (with respect to the second paragraph of Note 21, March 31, 2006) expressed an unqualified opinion on those consolidated financial statements.

EISNER LLP

Florham Park, New Jersey

March 3, 2006

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

a)     The financial statements filed as part of this report are described on page F-1, entitled “Index to Financial Statements.”

b)    The exhibits to this Amendment No. 1 to the Annual Report on Form 10-K/A are described in the Index to Exhibits beginning on page 15.

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

DIGITAL ANGEL CORPORATION

Date: April 6, 2006	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin N. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2006
Kevin N. McGrath

/s/ James P. Santelli	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	April 6, 2006
James P. Santelli

/s/ Scott R. Silverman	Chairman and Director	April 6, 2006
Scott R. Silverman

/s/ John R. Block	Director	April 6, 2006
John R. Block

/s/ Barry M. Edelstein	Director	April 6, 2006
Barry M. Edelstein

/s/ Howard S. Weintraub	Director	April 6, 2006
Howard S. Weintraub

/s/ Michael S. Zarriello	Director	April 6, 2006
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

Eisner LLP

Florham Park, New Jersey
March 3, 2006
With respect to the second paragraph of Note 21
March 31, 2006

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

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount	Number	Amount

Balance - December 31, 2002	—	$—	26,568	$133	$169,166	$(114,059)	$—	$(43)	$(185)	$55,012
Net loss	—	—	—	—	—	(9,458)	—	—	—	(9,458)
Comprehensive income-foreign currency translation	—	—	—	—	—	—	—	—	175	175
Total comprehensive loss	—	—	—	—	—	(9,458)	—	—	175	(9,283)
Exercise of stock options	—	—	2,323	11	2,393		—			2,404
Stock option repricing	—	—	—	—	25	—	—	—	—	25
Fair value of warrants granted in connection with financing arrangements	—	—	—	—	276	—	—	—	—	276
Fair value of options granted for services	—	—	—	—	49	—	—	—	—	49
Balance - December 31, 2003	—	—	28,891	144	171,909	(123,517)	—	(43)	(10)	48,483
Net loss	—	—	—	—	—	(4,957)	—	—	—	(4,957)
Comprehensive income- foreign currency translation	—	—	—	—	—	—	—	—	196	196
Total comprehensive loss	—	—	—	—	—	(4,957)	—	—	196	(4,761)
Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	—	8,300
Issuance of common stock to Applied Digital	—	—	3,000	15	7,905	—	—	—	—	7,920
Conversion of debt into stock	—	—	1,181	6	2,924		—			2,930
Conversion of Series A Preferred Stock	(100)	(174)	3,985	20	154	—	—	—	—	—
Shares cancelled on settlement with vendor	—	—	(23)	—	—	—	—	—	—	—
Issuance of stock for services	—	—	10	—	31	—	—	—	—	31
Exercise of stock options	—	—	4,426	22	12,665	—	—	—	—	12,687
Exercise of warrants	—	—	1,955	10	4,162	—	—	—	—	4,172
Balance-December 31, 2004	—	1	43,425	217	207,875	(128,474)	—	(43)	186	79,762
Net loss	—	—	—	—	—	(9,476)	—	—	—	(9,476)
Comprehensive loss-foreign currency translation	—	—	—	—	—	—	—	—	(516)	(516)
Total comprehensive loss	—	—	—	—	—	(9,476)	—	—	(516)	(9,992)
Purchase of treasury stock	—	—	—	—	—	—	—	(1,537)	—	(1,537)
Exchange of common stock with Applied Digital (See Note 11)	—	—	644	3	3,497	—	—	—	—	3,500
Conversion of Series A Preferred Stock	—	(1)	14	1	—	—	—	—	—	—
Non employee stock grant	—	—	7	—	35	—	—	—	—	35
Exercise of warrants	—	—	115	1	302	—	—	—	—	303
Exercise of stock options	—	—	20	—	55	—	—	—	—	55
Restricted stock issued	—	—	—	1	755	—	(756)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	275	—	—	275
Issuance of stock options to non-employees	—	—	—	—	45	—	—	—	—	45
Balance-December 31, 2005	—	$—	44,225	$223	$212,564	$(137,950)	$(481)	$(1,580)	$(330)	$72,446

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Loss from continuing operations	$(9,653)	$(3,871)	$(5,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) from discontinued operations	177	(1,086)	(3,482)
Proceeds from sale of Applied Digital common stock	—	6,689	—
Equity-based compensation	355	31	74
Asset impairment charge	7,141	—	—
Depreciation and amortization	2,412	2,007	1,234
Amortization of debt discount and financing costs	—	777	186
Minority interest	351	249	(298)
Loss on Applied Digital common stock	—	1,231	—
Loss (gain) on disposal of assets	15	(3)	25
Change in assets and liabilities:
Decrease (increase) in restricted cash	—	438	(765)
(Increase) decrease in accounts receivable	(862)	(4,384)	179
(Increase) in accounts receivable from Verichip	(232)	—	—
(Increase) decrease in inventories	(1,382)	732	(1,655)
(Increase) decrease in other current assets	(63)	(329)	573
(Increase) in deferred tax asset	(155)	—	—
Decrease in due to Applied Digital	(23)	(324)	(115)
(Decrease) increase in accounts payable, accrued expenses and deferred revenue	(1,378)	278	2,010
Net cash provided by discontinued operations	90	90	3,327
Net Cash (Used In) Provided By Operating Activities	(3,207)	2,525	(4,683)

Cash Flows From Investing Activities
Proceeds from the sale of assets	—	18	—
Decrease (increase) in other assets	431	(225)	(400)
Payments for property and equipment	(1,382)	(584)	(1,157)
Acquisition costs, net of cash acquired through acquisition	(1,401)	(27)	—
Net cash provided by discontinued operations	—	1,730	205
Net Cash (Used In) Provided By Investing Activities	(2,352)	912	(1,352)

Cash Flows From Financing Activities
Amounts borrowed under line of credit	4,125	50,885	33,805
Amounts paid on line of credit	(3,984)	(53,261)	(31,534)
Amounts borrowed on debt	—	—	2,889
Amounts paid on long-term debt	(567)	(426)	(397)
Proceeds from exercise of stock options and warrants	358	16,859	2,404
Amounts paid for treasury stock	(1,537)	—	—
Payments for financing costs	—	(101)	(522)
Net cash used in discontinued operations	—	(910)	(50)
Net Cash (Used in) Provided By Financing Activities	(1,605)	13,046	6,595

Effect of exchange rate changes on cash	(279)	115	128

Net (Decrease) Increase In Cash	(7,443)	16,598	688

Cash - Beginning Of Year	17,492	894	206

Cash - End Of Year	$10,049	$17,492	$894

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

Revision

The financial statements have been revised to include disclosure regarding certain agreements. (See Note 21).

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

The Company has an exclusive eleven-year Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005,  with VeriChip Corporation (VeriChip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the VeriChip Registry by the Company. The amended agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. The agreement continues until March 2013, and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The agreement includes a license for the use of the Company’s technology in VeriChip’s identified markets. However, a predecessor to the Company entered into an exclusive licensing agreement with a third party for certain technologies which encompass human implantable microchips. Under the Distribution and Licensing Agreement the Company is the sole manufacturer and supplier to VeriChip. The existing terms with the Company’s sole supplier of implantable microchips, Raytheon Microelectronics Espana, SA, expire on June 30, 2006. The Distribution and Licensing Agreement also includes indemnity and hold harmless provisions for VeriChip. Further, the agreement provides that the Company shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee.

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