Form 10-Q
period 2006-03-31
DIGITAL ANGEL CORP
filed 2006-05-03
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Yes     ☒    No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act.

Large accelerated filer     ☐    Accelerated filer   ☐       Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $.005 par value per share	44,191,708 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I — FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II — OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
5.	Other Information
6.	Exhibits

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash	$8,707	$10,049
Restricted cash	173	310
Accounts receivable (net of allowance for doubtful accounts of $204 in 2006 and $212 in 2005)	9,960	10,152
Accounts receivable from VeriChip Corporation	358	232
Inventories	9,044	8,657
Other current assets	1,657	1,418
Total Current Assets	29,899	30,818

Property and Equipment, net	8,035	8,602

Goodwill	49,165	48,491

Other Intangible Assets, net	1,768	1,813

Other Assets, net	379	483
	$89,246	$90,207
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$2,490	$2,380
Accounts payable	4,902	5,381
Accrued expenses and other current liabilities	2,504	3,232
Deferred revenue	940	1,324
Net liabilities from discontinued operations	78	84
Total Current Liabilities	10,914	12,401

Long-Term Debt And Notes Payable	3,525	3,656

Other Long Term Liabilities	1,575	1,086

Total Liabilities	16,014	17,143

Commitments And Contingencies (See Note 11)

Minority Interest	662	618

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 44,570 shares issued and 44,192 shares outstanding in 2006 and 44,225 shares issued and 43,847 outstanding in 2005	223	223
Additional paid-in capital	213,297	212,564
Accumulated deficit	(138,536)	(137,950)
Deferred compensation	(565)	(481)
Treasury stock (carried at cost, 378 shares)	(1,580)	(1,580)
Accumulated other comprehensive (loss) income	(269)	(330)
Total Stockholders’ Equity	72,570	72,446
	$89,246	$90,207

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Product revenue	$15,142	$12,697
Service revenue	680	706
Total net revenue	15,822	13,403

Cost of products sold	8,767	7,103
Cost of services sold	279	305

Gross profit	6,776	5,995

Selling, general and administrative expenses	6,232	5,328
Research and development expenses	1,190	1,086
Operating loss	(646)	(419)

Interest income	93	76
Interest expense	(95)	(101)
Other income	17	26

Loss before income taxes and minority interest	(631)	(418)

Income tax benefit	84	—
Minority interest share of income	(39)	(75)

Net loss	$(586)	$(493)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	43,907	43,666

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2006
(In Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Deferred	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Compensation	Stock	Loss	Equity

Balance-December 31, 2005	—	$—	44,225	$223	$212,564	$(137,950)	$(481)	$(1,580)	$(330)	$72,446
Net loss	—	—	—	—	—	(586)	—	—	—	(586)
Comprehensive loss-foreign currency translation	—	—	—	—	—	—	—	—	61	61
Total comprehensive loss	—	—	—	—	—	(586)	—	—	61	(525)
Compensation expense related to stock options granted	—	—	—	—	187	—	(187)	—	—	—
Exercise of stock options	—	—	278	—	498	—	—	—	—	498
Restricted stock issued	—	—	67	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	103	—	—	103
Issuance of stock options to non-employees	—	—	—	—	48	—	—	—	—	48

Balance-March 31, 2006	—	$—	44,570	$223	$213,297	$(138,536)	$(565)	$(1,580)	$(269)	$72,570

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(586)	$(493)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	151	—
Depreciation and amortization	455	502
Minority interest	39	75
Loss on disposal of equipment	15	—
Change in assets and liabilities:
Decrease in restricted cash	137	129
Decrease in accounts receivable	—	229
Increase in due from VeriChip Corporation	(126)	—
Increase in inventories	(241)	(487)
Increase in other current assets	(174)	(15)
Decrease in due to ADS	—	(411)
Increase in deferred taxes	(117)	—
Decrease in accounts payable, accrued expenses and deferred revenue	(948)	(1,071)
Net cash (used in) provided by discontinued operations	(6)	85
Net Cash Used In Operating Activities	(1,401)	(1,457)

Cash Flows From Investing Activities
Decrease (increase) in other assets	101	(26)
Payments for property and equipment	(432)	(375)
Payments for acquisition costs	(8)	(871)
Net Cash Used in Investing Activities	(339)	(1,272)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	997	—
Amounts paid on line of credit	(943)	(32)
Payments on notes payable and long-term debt	(164)	(54)
Exercise of stock options and warrants	498	358
Purchase of treasury stock	—	(231)
Net Cash Provided by Financing Activities	388	41

Effect of Exchange Rate Changes on Cash	10	68

Net Decrease In Cash	(1,342)	(2,620)

Cash - Beginning Of Period	10,049	17,492

Cash - End Of Period	$8,707	$14,872

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

Animal Applications— develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The Animal Applications segment consists of our operations located in Minnesota and DSD Holdings A/S and its wholly-owned subsidiaries, located in Denmark. The positive identification and tracking of cattle and hogs are crucial for asset management and for disease control and food safety. In addition to the visual ear tags which have been sold by the Company since the late 1940’s, Animal Applications utilizes radio frequency transmission (“RFID”) technologies in its electronic ear tags and implantable microchips.

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

On February 28, 2005, the Company acquired Denmark-based DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S, including Daploma International A/S’s 70%-owned subsidiary, Daploma Polska. DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation. DSD Holdings A/S produces visual and RFID tags. DSD Holdings A/S’s operations are included from the date of acquisition.

As of March 31, 2006, Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”) owned 24,291,673 shares or approximately 55.0% of the Company’s common stock.

The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2005 periods have been reclassified for comparative purposes.

2.                                      Principles of Consolidation

The March 31, 2006 and 2005 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (DSD Holdings A/S operations are included from the date of acquisition, February 28, 2005). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s messaging service is only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 42 months in the three month period ended March 31, 2006 and 30 months in the three month period ended March 31, 2005.

The Company records a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can be reasonably estimated. The Company’s warranty liability was $34,000 as of March 31, 2006. Following is a reconciliation of the Company’s product warranties (in thousands):

Amount of Liability

Balance as of December 31, 2005	$34
Accruals for warranties issued during the period	—
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	—
Balance as of March 31, 2006	$34

4.                                      Stock-Based Compensation

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 8, Stock Options and Restricted Stock for further details.

5.                                      Inventory (in thousands)

	March 31, 2006	December 31, 2005
Raw materials	$3,617	$3,198
Work in process	121	122
Finished goods	6,993	7,006
	10,731	10,326
Allowance for excess and obsolescence	(1,687)	(1,669)
Net inventory	$9,044	$8,657

6.                                      Stock Exchange with Applied Digital Solutions, Inc.

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, including Daploma International A/S’s 70%-owned subsidiary, Daploma Polska, as described more fully in Note 10. The Company and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to the Company’s common stock. In addition, the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company. Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital. The Company received 684,543 shares of Applied Digital common stock as consideration. The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date which was $5.434 for the Company’s common stock and $5.113 for Applied Digital’s common stock. The value of the stock exchanged was $3.5 million.

7.                                      Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002. The Medical Systems segment was one of our reporting units in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. For the three months ended March 31, 2006 and 2005, there were no losses attributable to the Medical Systems segment. The Company does not anticipate the Medical Systems division incurring additional losses in the future. However, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, any additional operating losses or changes in the values of assets or liabilities will be reflected in the financial condition and results of operations as incurred.

The net liabilities of discontinued operations as of March 31, 2006 and December 31, 2005, were comprised of accrued expenses aggregating $78,000 and $84,000, respectively.

8.                                      Stock Options and Restricted Stock

Stock Option Plans

As of March 31, 2006 the Company maintains the Amended And Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan which was terminated on February 23, 2006. On January 1, 2006 we adopted SFAS 123R, using the modified prospective transition method. Accordingly, during the three month period ended March 31, 2006 we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R we elected to continue using the Black-Scholes option pricing and we have recognized compensation expense using a straight-line amortization method. During the three months ended March 31, 2006 we recorded $151,000 (this amount reflects compensation for options granted to non-employees and for restricted stock grants) in stock-based employee compensation expense.

As of March 31, 2006, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 15,601,516 shares have been issued and 2,593,796 remain available for issuance.  As of March 31, 2006 awards consisting of options to purchase 7,645,196 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 476,820 shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 154,230 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with an exercise price equal to 110% the market price of the Company’s stock at the date of grant; those option awards generally vest over 3 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).

Stock Option Activity

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the three month period ended March 31, 2005. There were no options granted in the three month period ended March 31, 2006.

For the Three Months Ended March 31,
2005
Risk-free interest rate	3.81%
Expected life (in years)	5
Dividend yield	0%
Expected volatility	106.09%-109.70%
Weighted-average volatility	108.54%

Prior to 2006, our computation of expected volatility was determined based on historical volatility. Our computation of expected life in 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Company’s option plans (the DAC Stock Option Plan and the Company’s terminated plan) as of March 31, 2006, and changes during the quarter then ended is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	8,455	$3.97
Granted	—	—
Exercised	(278)	1.80
Forfeited or Expired	(55)	4.49
Outstanding at March 31, 2006	8,122	$4.04	7.85	$5,331	*
Exercisable at March 31, 2006	7,922	$4.05	7.81	$5,191	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $4.30 at March 31, 2006.

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2005 was $3.41. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $534,000 and $72,000,  respectively.

A summary of the status of the Company’s nonvested stock options as of March 31, 2006, and changes during the three month period ended March 31, 2006, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	216,667	$2.42
Granted	—	—
Vested	(16,667)	1.29
Nonvested at March 31, 2006	200,000	$2.52

As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  The total fair value of shares vested during the quarter ended March 31, 2006, was $17,000.

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006, was $0.5 million.

On January 13, 2004, the Company granted its Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share. This option was granted outside the Company’s stock plans. The option became exercisable on December 30, 2005. As of March 31, 2006 the option remains outstanding.

On February 18, 2004, the Company granted its Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share. This option was granted outside the Company’s stock plans. The option became exercisable on February 18, 2005. As of March 31, 2006 the option remains outstanding.

Restricted Stock

In March 2005, the Company granted its Chairman of the Board 100,000 shares of the Company’s restricted stock. The restricted stock vests 50% on March 7, 2006 and 50% on March 7, 2007. The Company determined the value of the stock to be $506,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the two year vesting period. In the three month period March 31, 2006, $63,000 was recognized as compensation expense in the Company’s results of operations.

In February 2005, the Company granted an employee 54,230 shares of the Company’s restricted stock. The restricted stock vests 30% on February 25, 2006, 30% on February 25, 2006 and 40% on February 25, 2007. The Company determined the value of the stock to be $250,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In the three month period March 31, 2006 $17,000 was recognized as compensation expense in the Company’s results of operations.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”  Employee stock-based compensation expenses recognized under SFAS 123R was not reflected in our results of operations for the three month period ended March 31, 2005 for employee stock option awards as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Previously reported results have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Reported net loss	$(493)
Stock-based compensation expense in reported net loss	—
Stock-based compensation expense determined under the fair value based method	(1,275)
Pro forma net loss	$(1,768)

Loss per share (basic and diluted)
As reported	$(0.01)
Pro forma	$(0.04)

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

Following is the selected segment data for the three months ended March 31, 2006 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$11,085	$4,057	$—	$15,142
Service	417	263	—	680
Total revenue	$11,502	$4,320	$—	$15,822

Operating loss	$(96)	$(550)	$—	$(646)

Loss before income taxes and minority interest share of income	$(71)	$(560)	$—	$(631)
Total assets	$80,288	$8,958	$—	$89,246

Following is the selected segment data as of and for the three months ended March 31, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$7,881	$4,816	$—	$12,697
Service	416	290	—	706
Total revenue	$8,297	$5,106	$—	$13,403

Operating loss	$(44)	$(375)	$—	$(419)

Loss before taxes, minority interest share of income and discontinued operations	$(21)	$(397)	$—	$(418)
Total assets	$84,761	$14,923	$—	$99,684

10.                               Acquisitions

The following describes the acquisitions by the Company (in thousands) in the three months ended March 31, 2006 and the year ended December 31, 2005:

Company Acquired	Date |Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$3,902	$6,008	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.

On February 28, 2005, the Company acquired DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S, including Daploma International A/S’s 70%-owned subsidiary. DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation. Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD Holdings A/S has been recorded as goodwill of $4.0 million and intangible assets of $2.0 million. The intangible assets are customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and a non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization recorded in the three months ended March 31, 2006 was $45,000. The tradename has an indefinite life.

Under the terms of the DSD Holdings A/S acquisition, the Company purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period. An initial payment of $3.5 million was made at closing through the delivery of Applied Digital common stock valued at $3.5 million which the Company acquired from Applied Digital in exchange for $3.5 million of Digital Angel Corporation common stock. To account for pre-closing pricing fluctuations the Company paid additional consideration of $195,000 to the shareholders of DSD Holdings A/S on June 7, 2005. Pursuant to the terms of the stock purchase agreement, at any time between the closing date of the acquisition and December 31, 2006 the Company had the right to buyout the remaining purchase price. On April 13, 2006 the Company exercised its right to buyout the remaining purchase price by electing to pay the set amount, as defined in the agreement, of $2 million. The $2 million buyout price will be satisfied by a cash payment of $1 million and shares of the Company’s unregistered common stock valued at $1 million. The $1 million cash payment was made on April 13, 2006.

In addition, Digital Angel entered into employment agreements with the Chief Executive Officer of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Digital Angel Corporation operates DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

The results of DSD Holdings A/S have been included in the consolidated financial statements since its date of acquisition. Unaudited pro forma results of operations for the three months ended March 31, 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

For the Three Months Ended March 31,
(In thousands)	2005
Net revenue	$14,286
Net loss	$(524)
Net loss per common share - basic and diluted	$(0.01)

11.                               Litigation

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

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases. The Company contested this motion, and on October 6, 2005, the Court denied the motion in its entirety. Final judgment in the action was entered on February 21, 2006. On March 20, 2006, the Company filed a notice of appeal with the Federal Circuit Court of Appeals in Washington, D.C. The appeal is presently pending.

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

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.

On or about June 2, 2005, the Company filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine the rights and liabilities of the Company under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company which entered into a distribution agreement for a product that was then under development by the Company but the development of which was subsequently abandoned. Although the distribution agreement required that any actions arising out of or related to the agreement be filed within two years of the occurrence of the events giving rise to the claim, the Company received a letter in 2005 from the defendant threatening to assert a claim notwithstanding the two year limit set forth in the agreement. The defendant accordingly filed a motion to dismiss the declaratory judgment action, which the Court denied. On or about January 10, 2006, the defendant filed an answer and asserted a counterclaim against the Company for fraud seeking damages in an amount in excess of $75,000. The Company filed a response denying the allegations of the counterclaim, and has asked that the Court dismiss the claim both because the claim was not timely filed in accordance with the provisions of the agreement and because the counterclaim was not plead with the specificity required by the applicable rules of Civil Procedure. The defendant filed a responsive brief and, in addition, filed an amended complaint repleading its claims and adding a counterclaim for fraud in the inducement. Arguments on the Company’s motion to dismiss were heard on March 22, 2006. The Court took the matter under advisement, and as of the date of the filing of this quarterly report, the Court has not ruled on the merits of the motion. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

12.                               Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2006	2005
Interest paid	$93	$89
Taxes paid	36	—
Non-cash activity:
Issuance of common stock for ADS common stock	—	3,500

13.                               Related Party Activity

The Company has an exclusive eleven-year Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005,  with VeriChip Corporation (VeriChip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the VeriChip Registry by the Company. The amended agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. The agreement continues until March 2013, and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The Distribution and Licensing agreement includes a license for the use of the Company’s technology in VeriChip’s identified markets. Under the Distribution and Licensing Agreement the Company is the sole manufacturer and supplier to VeriChip. The existing terms with the Company’s sole supplier of implantable microchips, Raytheon Microelectronics Espana, SA, expire on June 30, 2010. The Distribution and Licensing Agreement also includes indemnity and hold harmless provisions for VeriChip. Further, the agreement provides that the Company shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee.

Revenue recognized under the Distribution and Licensing Agreement was $0.2 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

See Note 6 for a description of the stock exchange transactions with Applied Digital.

Following is a summary of amounts due from and amounts due to related parties as of March 31, 2006 and December 31, 2005. (In thousands)

	March 31, 2006	December 31, 2005
Due from VeriChip Corporation	$358	$232
Due to Applied Digital	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and our subsidiaries - Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing, Inc., Timely Technology Corp., Signature Industries Limited (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S and its subsidiaries Daploma International A/S (including its 70%-owned subsidiary, Daploma Polska) and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A. and Digital Angel do Brasil Produtos de Informatica LTDA.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three months ended March 31, 2006 and 2005 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended March 31,
	2006	2005
	%	%
Product revenue	95.7	94.7
Service revenue	4.3	5.3
Total net revenue	100.0	100.0
Cost of products sold	55.4	53.0
Cost of services sold	1.8	2.3
Total cost of products and services sold	57.2	55.3
Gross profit	42.8	44.7
Selling, general and administrative expenses	39.4	39.8
Research and development expenses	7.5	8.0
Operating loss	(4.1)	(3.1)
Interest income	0.6	0.6
Interest expense	(0.6)	(0.8)
Other income	0.1	0.2
Loss before income taxes and minority interest share of income	(4.0)	(3.1)
Income tax benefit	0.5	—
Minority interest share of income	(0.2)	(0.6)
Net loss	(3.7)	(3.7)

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue

Revenue for the three months ended March 31, 2006 increased $2.4 million, or 18.0%, to $15.8 million when compared to $13.4 million in revenue for the three months ended March 31, 2005.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Animal Applications	$11,502	$8,297
GPS and Radio Communications	4,320	5,106
Total	$15,822	$13,403

The Animal Applications segment’s revenue increased approximately $3.2 million, or 38.6%, in the three months ended March 31, 2006 compared to the three month period ended March 31, 2005. The increase in revenue was principally due to an increase in electronic and visual product sales to livestock customers of approximately $0.9 million, an increase in sales to companion animal customers of approximately $1.5 million, and an increase in revenue of approximately $0.8 million at our subsidiary DSD Holdings A/S. The increase in sales at DSD Holdings A/S results primarily from the inclusion of three months of results in the three month period ended March 31, 2006 compared to the inclusion of one month of results in the three month period ended March 31, 2005. DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s revenue decreased approximately $0.8 million, or 15.4% to approximately $4.3 million in the three months ended March 31, 2006 from approximately $5.1 million in the three months ended March 31, 2005. The decrease in revenue was principally due to a decrease in sales in Signature’s Sarbe Division of $1.0 million, a decrease in sales in Signature’s Clifford and Snell division of $0.1 million offset by increases of $0.2 million in each of Signature’s Control Products and Radio divisions. In the three months ended March 31, 2006 there were no shipments by Signature Industries Limited of the G2R Sarbe locator beacon under the contract with the government of India compared to approximately $0.9 million of shipments in the three months ended March 31, 2005. Signature completed shipments under the contract with the government of India occurred in May 2005.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended March 31, 2006 was approximately $6.8 million, an increase of approximately $0.8 million, or 13.0%, compared to approximately $6.0 million in the three month period ended March 31, 2005. As a percentage of revenue, the gross profit margin decreased to 42.8% for the three months ended March 31, 2006 from 44.7% for the three months ended March 31, 2005.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Animal Applications	$4,651	$3,414
GPS and Radio Communications	2,125	2,581
Total	$6,776	$5,995

Gross profit margin from operations for each operating segment was:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	%	%
Animal Applications	40.4	41.1
GPS and Radio Communications	49.2	50.5

The Animal Applications segment’s gross profit increased approximately $1.2 million, or 36.2%, in the three month period ended March 31, 2006 compared to the three months ended March 31, 2005. We attribute approximately $0.4 million of the increase to the previously mentioned sales increases and $0.4 million to the inclusion of DSD Holdings A/S for an additional two months of operations in three month period ended March 31, 2006. DSD Holdings A/S was acquired on February 28, 2005. The gross margin percentage was 40.4% for the three month period ended March 31, 2006 compared to 41.1% for the three month period ended March 31, 2005. The gross margin percentage decreased in the three month period ended March 31, 2006 due to increased freight, brokerage and customs expenses.

The GPS and Radio Communications segment’s gross profit decreased approximately $0.5 million, or 17.7%, in the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross margin percentage. The gross margin percentage decreased to 49.2% in the three month period ended March 31, 2006 as compared to 50.5% in the three month period ended March 31, 2005. The decrease in gross margin percentage relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the first three months of 2005. Signature completed shipments under the contract with the government of India occurred in May 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.9 million, or 17.0%, in the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses were 39.4% and 39.8% for the three months ended March 31, 2006 and 2005, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Animal Applications	$3,952	$2,783
GPS and Radio Communications	2,280	2,545
Total	$6,232	$5,328

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	%	%
Animal Applications	34.4	33.5
GPS and Radio Communications	52.8	49.8

The Animal Applications segment’s selling, general and administrative expenses increased approximately $1.2 million in the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005 and selling, general and administrative expense as a percentage of revenue increased to 34.4% from 33.5% in the same respective periods. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition expenses, approximately $0.6 million of increased compensation expense, and approximately $0.3 million of expense related to DSD Holding A/S. DSD Holding A/S was acquired on February 28, 2005. The increase in compensation expense relates primarily to increased bonus expense of $0.3 million, increased salaries of $0.2 and increased stock based compensation expense of $0.1 related to options granted to non-employees and restricted stock granted to in 2005. All of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005 and no stock options were granted in the first quarter of 2006, therefore equity based compensation expense related to unvested stock options was immaterial in the three month period ended March 31, 2006.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased approximately $0.3 million to approximately $2.3 million in the three month period ended March 31, 2006 from approximately $2.6 million in the three month period ended March 31, 2005. The decrease in selling, general and administrative expense relates primarily to reduced salary expense and intangible amortization expense at our subsidiary, OuterLink Corporation. As a percentage of revenue, selling, general and administrative expenses increased to 52.8% in the three month period ended March 31, 2006 from 49.8% in the three month period ended March 31, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

Research and Development Expense

Research and development expense was approximately $1.2 million in the three month period ended March 31, 2006, an increase of approximately $0.1 million, or 9.6%, from approximately $1.1 million for the three month period ended March 31, 2005. As a percentage of revenue, research and development expense was 7.5% and 8.0% for the three months ended March 31, 2006 and 2005, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Animal Applications	$795	$675
GPS and Radio Communications	395	411
Total	$1,190	$1,086

The Animal Applications segment’s research and development expense was approximately $0.8 million in the three month period ended March 31, 2006, an increase of approximately $0.1 million, or 17.8%, from approximately $0.7 million for the three month period ended March 31, 2005. The increase is primarily related to new product development.

The GPS and Radio Communications segment’s research and development expense was approximately $0.4 million in the three month periods ended March 31, 2006 and 2005. Research and development in the three month period ended March 31, 2006 relates to the continued development of OuterLink Corporation’s next generation of communication system hardware.

Interest Expense

Interest expense was approximately $0.1 million for the three month periods ended March 31, 2006 and 2005.

Income Taxes

The Company recorded an income tax benefit of $0.1 million in the three month period ended March 31, 2006 and no tax provision for the three month period ended March 31, 2005. The income tax benefit for the three month period ended March 31, 2006 relates to deferred taxes amounting to $117,000 associated with intangible assets at our Daploma International A/S subsidiary offset by current income taxes of $33,000 related to income at a subsidiary of Daploma International A/S. The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash of $8.7 million. Cash used in operating activities totaled $1.4 million in the first three months of 2006 and 2005, respectively.

In the first three months of 2006, the use of cash was due primarily to an increase in inventory of $0.2 million, an increase of $0.2 million in current assets and a decrease in accounts payable, accrued expenses and deferred revenue of $0.9 million. Offsetting these uses of cash was depreciation and amortization of $0.5 million and non-cash equity based compensation of $0.2 million.

Investing activities used cash of $0.3 million and $1.3 million in the first three months of 2006 and 2005, respectively. The Company purchased $0.4 million of property and equipment in the first three months of 2006.

Financing activities provided cash of $0.4 million and $41,000 in the first three months of 2006 and 2005. In the first three months of 2006, proceeds to the Company related to stock option exercises were $0.5 million.

On April 13, 2006 the Company exercised its right to buyout the remaining purchase price by electing to pay the set amount, as defined in the agreement, of $2 million. The $2 million buyout price will be satisfied by a cash payment of $1 million and $1 million worth of the Company’s unregistered common stock.

The Company expects that current available funds will adequately fund the Company’s operations for the next twelve months.

Debt, Covenant Compliance and Liquidity

Invoice Discounting Agreement On April 9, 2003, Signature Industries Limited entered into a two-year

Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003 and June 21, 2005, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. RBS prepays 80% of the receivables sold in the United Kingdom and 75% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £750,000 ($1.3 million at March 31, 2006) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back. The discounting charge accrues daily at an annual rate of 1.85% above the base rate, as defined in the amended Invoice Discounting Agreement (6.35% at March 31, 2006). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month. Discounting charges of $10,000 and $11,000 are included in interest expense for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, $0.4 million of receivables were financed under the Invoice Discounting Agreement.

Equipment Loans-DSD Holdings  DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.5 million ($73,800 USD at March 31, 2006) are payable quarterly. Payments are due through January 2010. The interest rates on the loans are variable and range from 4.55% to 7.06% as of March 31, 2006. As of March 31, 2006, the amount outstanding under the equipment loans was $1.1 million

Line of Credit-DSD Holdings  As of March 31, 2006, DSD Holdings is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1.9 million USD at March 31, 2006). As of March 31, 2006 the amount outstanding under the credit agreement was $1.8 million. The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At March 31, 2006, the annual interest rate on the facility was 4.95%. Borrowing availability under the credit facility considers guarantees outstanding. The borrowing availability on the credit agreement was $15,000 at March 31, 2006. The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holdings  As of March 31, 2006, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($49,000 USD at March 31, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 4.52% at March 31, 2006. As of March 31, 2006, the amount outstanding under the note payable was $0.5 million.

Mortgage Notes Payable  The Company is party to a mortgage notes payable collateralized by land and building. Principal and interest payments totaling approximately $30,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.18%. As of March 31, 2006, the amount outstanding under the mortgage note payable was $2.2 million.

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

The following table summarizes the Company’s fixed cash obligations as of March 31, 2006 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$6,015	$2,490	$1,091	$2,434	$—
Operating Leases	17,548	706	1,244	958	14,640
Employment Contracts	1,782	1,372	410	—	—
	$25,345	$4,568	$2,745	$3,392	$14,640

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued. SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are longer an alternative to financial statement recognition.

On January 1, 2006 we adopted the provisions of SFAS 123R, using the modified prospective transition method. Accordingly, during the three months ended March 31, 2006 we recorded stock-based compensation expense for awards granted prior to , but not vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. In accordance with modified prospective transition method prior periods have not been restated. However, the pro forma effects of recognizing the estimated fair value of stock based compensation for the first quarter of 2005 are disclosed in Note 8 of the Notes to our Condensed Consolidated Financial Statements. Upon adoption of SFAS 123R we elected to continue using the Black-Scholes option pricing model and have recognized compensation expense using a straight-line amortization method.

All of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, and, therefore, the initial adoption of SFAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the acceleration, we avoided recognition of approximately $8.6 million of compensation expense in our statement of operations over the course of the original vesting periods. Such expense was included in our pro forma stock-based compensation footnote disclosure for the quarter ended December 31, 2005. The majority of the accelerated options, absent the acceleration, would have been vested in 2006, with a smaller percentage vesting over the next 30 months. As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

Although the initial adoption of SFAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share, as we grant more options or other share based compensation to employees, we expect that the impact may be material.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the results of its operations or financial position.

Forward-Looking Statements and Associated Risks

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

Our actual results might differ materially from historical performance or current expectation. We do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future event or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations and sales in various regions of the world. Additionally, we may export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation, and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors. We do not believe that any changes in currency fluctuations, inflation, and changes in political and economic conditions would have a material affect on our business or our results of operations.

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

PART II    OTHER INFORMATION

Item 1. Legal Proceedings.

For information with respect to certain legal proceedings, see the information included under the caption entitled, “Litigation” (Note 11) of the “Notes to Condensed Consolidated Financial Statements” which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on From 10-K.

Item 5. Other Information

On April 28, 2006, the Company entered into an agreement with Raytheon Microelectronics España, S.A. (“RME”), related to the manufacture and distribution of glass-encapsulated, syringe-implantable transponders (“Product”). The agreement, which is effective as of April 26, 2006 and expires on June 30, 2010, sets forth certain terms on which the Company acquires Product from RME. The agreement also provides the Company and persons acquiring Product from the Company with a license from RME and its affiliates regarding any intellectual property owned by RME and its affiliates which is related to the manufacture, distribution and use of the Product. The license is exclusive to the Company for animal and human applications provided that the Company satisfies certain minimum purchase obligations.

Item 6. Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)

10.1	Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics Espana dated April 26, 2006

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: May 3, 2006	By:	/s/ JAMES P. SANTELLI
James P. Santelli
Senior Vice President and Chief Financial Officer