Form 10-Q
period 2006-06-30
DIGITAL ANGEL CORP
filed 2006-08-03
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.005 par value per share	44,893,923 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I — FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II — OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
4.	Submission of Matters to A Vote of Securityholders
6.	Exhibits

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash	$7,091	$10,049
Restricted cash	128	310
Accounts receivable (net of allowance for doubtful accounts of $210 in 2006 and $212 in 2005)	6,900	10,152
Accounts receivable from VeriChip Corporation	277	232
Inventories	10,602	8,657
Other current assets	1,967	1,418
Total Current Assets	26,965	30,818

Property and Equipment, net	8,341	8,602

Goodwill	51,197	48,491

Other Intangible Assets, net	1,723	1,813

Other Assets, net	389	483
	$88,615	$90,207
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt and notes payable	$3,125	$2,380
Accounts payable	4,633	5,381
Accrued expenses and other current liabilities	2,329	3,232
Deferred revenue	988	1,324
Net liabilities from discontinued operations	68	84
Total Current Liabilities	11,143	12,401

Long-Term Debt And Notes Payable	3,577	3,656

Other Long Term Liabilities	1,553	1,086

Total Liabilities	16,273	17,143

Commitments And Contingencies (See Note 11)

Minority Interest	550	618

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 44,894 shares issued and 44,516 shares outstanding in 2006 and 44,225 shares issued and 43,847 outstanding in 2005	225	223
Additional paid-in capital	213,932	212,083
Accumulated deficit	(140,660)	(137,950)
Treasury stock (carried at cost, 378 shares)	(1,580)	(1,580)
Accumulated other comprehensive loss	(125)	(330)
Total Stockholders’ Equity	71,792	72,446
	$88,615	$90,207

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Product revenue	$12,503	$14,247	$27,645	$26,944
Service revenue	453	613	1,133	1,319
Total net revenue	12,956	14,860	28,778	28,263

Cost of products sold	7,618	7,918	16,385	15,021
Cost of services sold	276	302	555	607

Gross profit	5,062	6,640	11,838	12,635

Selling, general and administrative expenses	6,003	6,118	12,235	11,446
Research and development expenses	1,151	1,119	2,341	2,205

Operating loss	(2,092)	(597)	(2,738)	(1,016)

Interest income	82	83	175	159
Interest expense	(111)	(79)	(206)	(180)
Other income	28	7	45	33

Loss before taxes and minority interest	(2,093)	(586)	(2,724)	(1,004)

Income tax (provision) benefit	(12)	(86)	72	(86)
Minority interest share of income	(19)	(219)	(58)	(294)

Net loss	$(2,124)	$(891)	(2,710)	$(1,384)

Net loss per common share-basic and diluted	$(0.05)	$(0.02)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	44,286	43,917	44,097	43,792

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2006
(In Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	(Loss) Income	Equity

Balance-December 31, 2005	—	$—	44,225	$223	$212,083	$(137,950)	$(1,580)	$(330)	$72,446
Net loss	—	—	—	—	—	(2,710)	—	—	(2,710)
Comprehensive (loss) income-foreign currency translation	—	—	—	—	—	—	—	205	205
Total comprehensive loss	—	—	—	—	—	(2,710)	—	205	(2,505)
Issuance of common stock as consideration for DSD acquisition	—	—	282	1	999	—	—	—	1,000
Exercise of stock options	—	—	320	1	562	—	—	—	563
Restricted stock issued	—	—	67	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	$162	—	—	—	162
Stock compensation expense	—	—	—	—	126	—	—	—	126

Balance-June 30, 2006	—	$—	44,894	$225	$213,932	$(140,660)	$(1,580)	$(125)	$71,792

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(2,710)	$(1,384)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	288	145
Depreciation and amortization	956	1,179
Minority interest	58	294
Loss on disposal of equipment	4	5
Change in assets and liabilities:
Decrease in restricted cash	195	327
Decrease in accounts receivable	3,399	1,035
Increase in due from VeriChip Corporation	(45)	(63)
Increase in inventories	(1,731)	(1,035)
Increase in other current assets	(578)	(167)
Increase in due to ADS	—	46
Decrease in accounts payable, accrued expenses and deferred revenue	(1,663)	(1,837)
Net cash (used in) provided by discontinued operations	(16)	77
Net Cash Used In Operating Activities	(1,843)	(1,378)

Cash Flows From Investing Activities
Increase (decrease) in other assets	87	(204)
Payments for property and equipment	(720)	(675)
Payments for acquisition costs	(1,000)	(893)
Net Cash Used in Investing Activities	(1,633)	(1,772)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	2,427	1,969
Amounts paid on line of credit	(2,004)	(2,157)
Payments on notes payable and long-term debt	(355)	(367)
Exercise of stock options and warrants	563	358
Payment of dividend to minority shareholder	(140)	—
Purchase of treasury stock	—	(1,537)
Net Cash Provided by (Used in) Financing Activities	491	(1,734)

Effect of Exchange Rate Changes on Cash	27	54

Net Decrease In Cash	(2,958)	(4,830)

Cash - Beginning Of Period	10,049	17,492

Cash - End Of Period	$7,091	$12,662

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.             The Company and Basis of Presentation

Digital Angel Corporation and its subsidiaries (“the Company”) develop and deploy sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets. The Company operates in two segments: (1) Animal Applications and (2) GPS and Radio Communications.

Animal Applications— develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, fish and wildlife markets worldwide. The Animal Applications segment consists of our operations located in Minnesota, DSD Holdings A/S and its wholly-owned subsidiaries, located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina and Brazil. The positive identification and tracking of cattle and hogs are crucial for asset management and for disease control and food safety. In addition to the visual ear tags which have been sold by the Company since the late 1940’s, Animal Applications utilizes radio frequency transmission (“RFID”) technologies in its electronic ear tags and implantable microchips.

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

As of June 30, 2006, Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”) owned 24,573,788 shares or approximately 55.2% of the Company’s common stock.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

The consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the 2005 periods have been reclassified for comparative purposes.

2.             Principles of Consolidation

The June 30, 2006 and 2005 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (DSD Holdings A/S operations are included from the date of acquisition, February 28, 2005). All significant intercompany accounts and transactions have been eliminated in consolidation.

3.             Revenue Recognition

The Company, except for its subsidiary OuterLink Corporation, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel Corporation offers a warranty on its products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s messaging service is only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 42 months in the six month period ended June 30, 2006 and 30 months in the six month period ended June 30, 2005.

The Company records a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can be reasonably estimated. The Company’s warranty liability was $34,000 as of June 30, 2006. Following is a reconciliation of the Company’s product warranties (in thousands):

Amount of Liability

Balance as of December 31, 2005	$34
Accruals for warranties issued during the period	—
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	—
Balance as of June 30, 2006	$34

4.             Stock-Based Compensation

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 8, Stock Options and Restricted Stock for further details.

5.             Inventory (in thousands)

	June 30, 2006	December 31, 2005
Raw materials	$3,463	$3,198
Work in process	262	122
Finished goods	7,755	7,006
	11,480	10,326
Allowance for excess and obsolescence	(878)	(1,669)
Net inventory	$10,602	$8,657

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

7.             Discontinued Operations

In April 2004, our Board of Directors approved a plan to sell our Medical Systems segment. The Medical Systems segment represented the business operations of Medical Advisory Systems, Inc, which we acquired on March 27, 2002. The Medical Systems segment was one of our reporting units in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Accordingly, the financial condition, results of operations and cash flows of our Medical Systems segment have been reported as discontinued operations for all periods presented. For the six months ended June 30, 2006 and 2005, there were no losses attributable to the Medical Systems segment. The Company does not anticipate the Medical Systems division incurring additional losses in the future. However, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, any additional operating losses or changes in the values of assets or liabilities will be reflected in the financial condition and results of operations as incurred.

The net liabilities of discontinued operations as of June 30, 2006 and December 31, 2005, were comprised of accrued expenses aggregating $68,000 and $84,000, respectively.

8.             Stock Options and Restricted Stock

Stock Option Plans

As of June 30, 2006 the Company maintains the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan which was terminated on February 23, 2006. On January 1, 2006 we adopted SFAS 123R, using the modified prospective transition method. Accordingly, during the six month period ended June 30, 2006 we recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R we elected to continue using the Black-Scholes option pricing and we have recognized compensation expense using a straight-line amortization method. During the three and six months ended June 30, 2006 we recorded $0.1 million and $0.3 million, respectively, (this amount includes compensation for options granted to non-employees and for restricted stock grants) in stock-based employee compensation expense.

As of June 30, 2006, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 17,701,516 shares have been issued and 493,796 remain available for issuance.  As of June 30, 2006 awards consisting of options to purchase 9,703,196 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 476,820 shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 154,230 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of the Company’s stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).

Stock Option Activity

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the six month periods ended June 30, 2006 and 2005.

	For the Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.89%	3.81%
Expected life (in years)	4-10	5
Dividend yield	0.0%	0.0%
Expected volatility	87.19%	106.09-111.95%
Weighted-average volatility	87.19%	108.71%

Our computation of expected volatility is determined based on historical volatility. Our computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the Company’s stock option activity as of June 30, 2006, and changes during the six months then ended is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	9,955	$3.94
Granted	2,100	3.26
Exercised	320	1.75
Forfeited or Expired	55	4.49
Outstanding at June 30, 2006	11,680	$3.87	8.07	$2,069	*
Exercisable at June 30, 2006	9,413	$4.02	7.62	$2,049	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $3.11 at June 30, 2006.

The weighted-average grant-date fair value of options granted during the six-month periods ended June 30, 2006 and 2005 were $2.73 and $5.02 respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005 was $644,000 and $72,000, respectively.

A summary of the status of the Company’s nonvested stock options as of June 30, 2006, and changes during the six month period ended June 30, 2006, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	217	$2.42
Granted	2,100	2.73
Vested	(50)	2.36
Nonvested at June 30, 2006	2,267	$2.70

As of June 30, 2006, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 6.6 years.  The total fair value of shares vested during the six months ended June 30, 2006, was $118,000.

Cash received from option exercise under all share-based payment arrangements for the six-month periods ended June 30, 2006 and 2005, was $0.6 million and $55,000, respectively.

On January 13, 2004, the Company granted its Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share. This option was granted outside the Company’s stock plans and approved by the Company’s shareholders on May 6, 2004. The option became exercisable on December 30, 2005. As of June 30, 2006 the option remains outstanding.

On February 18, 2004, the Company granted its Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share. This option was granted outside the Company’s stock plans and approved by the Company’s shareholders on May 6, 2004. The option became exercisable on February 18, 2005. As of June 30, 2006 the option remains outstanding.

Restricted Stock

In March 2005, the Company granted its Chairman of the Board 100,000 shares of the Company’s restricted stock. The restricted stock vested 50% on March 7, 2006 and will vest 50% on March 7, 2007. The Company determined the value of the stock to be $506,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the two year vesting period. In the six month period June 30, 2006, $125,000 was recognized as compensation expense in the Company’s results of operations.

In February 2005, the Company granted an employee 54,230 shares of the Company’s restricted stock. The restricted stock vested 30% on February 25, 2006, will vest 30% on February 25, 2007 and 40% on February 25, 2008. The Company determined the value of the stock to be $250,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In the six month period June 30, 2006 $37,000 was recognized as compensation expense in the Company’s results of operations.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”  Employee stock-based compensation expenses recognized under SFAS 123 was not reflected in our results of operations for the three and six month periods ended June 30, 2005 for employee stock option awards as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Previously reported results have not been restated.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Reported net loss	$(891)	$(1,384)
Stock-based compensation expense in reported net loss	145	145
Stock-based compensation expense determined under the fair value based method	(1,526)	(2,760)
Pro forma net loss	$(2,272)	$(3,999)

Loss per share (basic and diluted)
As reported	$(0.02)	$(0.03)
Pro forma	$(0.05)	$(0.09)

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

Following is the selected segment data as of and for the three months ended June 30, 2006 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$8,203	$4,300	$—	$12,503
Service	172	281	—	453
Total revenue	$8,375	$4,581	$—	$12,956

Operating loss	$(1,413)	$(679)	$—	$(2,092)

Loss before income taxes and minority interest share of income	$(1,404)	$(689)	$—	$(2,093)

Total assets	$79,190	$9,425	$—	$88,615

Following is the selected segment data as of and for the three months ended June 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$8,036	$6,211	$—	$14,247
Service	300	313	—	613
Total revenue	$8,336	$6,524	$—	$14,860

Operating income (loss)	$(1,078)	$481	$—	$(597)

Income (loss) before taxes and minority interest share of income	$(1,081)	$495	$—	$(586)

Total assets	$81,024	$15,628	$—	$96,652

Following is the selected segment data as of and for the six months ended June 30, 2006 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$19,288	$8,357	$—	$27,645
Service	589	544	—	1,133
Total revenue	$19,877	$8,901	$—	$28,778

Operating loss	$(1,509)	$(1,229)	$—	$(2,738)

Loss before income taxes and minority interest share of income	$(1,475)	$(1,249)	$—	$(2,724)

Total assets	$79,190	$9,425	$—	$88,615

Following is the selected segment data as of and for the six months ended June 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Corporate / Unallocated	Consolidated

Net revenue from external customers:

Product	$15,917	$11,027	$—	$26,944
Service	716	603	—	1,319
Total revenue	$16,633	$11,630	$—	$28,263

Operating income (loss)	$(1,122)	$106	$—	$(1,016)

Income (loss) before taxes and minority interest share of income	$(1,102)	$98	$—	$(1,004)

Total assets	$81,024	$15,628	$—	$96,652

10.          Acquisitions

The following describes the acquisitions by the Company (in thousands) in the six months ended June 30, 2006 and the year ended December 31, 2005:

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$5,902	$8,008	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.

On February 28, 2005, the Company acquired DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S, including Daploma International A/S’s 70%-owned subsidiary. DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation. Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD Holdings A/S has been recorded as goodwill of $4.0 million and intangible assets of $2.0 million. The intangible assets are customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and a non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization recorded in the six months ended June 30, 2006 and 2005 was $90,000 and $100,000, respectively.

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

Pursuant to the terms of the stock purchase agreement, at any time between the closing date of the acquisition and December 31, 2006 the Company had the right to buyout the remaining purchase price.  On April 13, 2006, Digital Angel exercised its right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buyout price was satisfied by a cash payment of $1.0 million made on April 13, 2006 and the issuance on June 8, 2006 of $1.0 million worth of Digital Angel’s unregistered common stock, or 282,115 shares. The number of shares of Digital Angel’s common stock that were exchanged was determined based upon the average of the volume-weighted-average price of Digital Angel’s common stock for the 10 trading days prior to the closing date of the share exchange agreement, or $3.545 per share.  LANO Holdings Aps, wholly owned by Lasse Nordfjeld, and Torsten Nordfjeld received 174,403 shares and 28,268 shares, respectively, of the 282,115 shares issued to the former shareholders of DSD.  The $2.0 million buyout price was recorded as additional goodwill.

Applied Digital and the former shareholders of DSD agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of Applied Digital’s common stock for the unregistered shares of the Company’s common stock paid by the Company to the former shareholders of DSD pursuant to the buyout agreement. Pursuant to the share exchange agreement, Applied Digital issued to the former shareholders of DSD 454,545 shares of Applied Digital’s common stock, valued at $972,249 and $27,751 in cash in exchange for the 282,115 shares of Digital Angel common stock that the former shareholders of DSD received from the Company in partial payment of the buyout, as more fully discussed above. The number of shares of Applied Digital common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date of June 8, 2006, which was $2.14 per share.

In addition, on February 28, 2005 Digital Angel entered into employment agreements with the Chief Executive Officer of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.

Digital Angel Corporation operates DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

The results of DSD Holdings A/S have been included in the consolidated financial statements since its date of acquisition. Unaudited pro forma results of operations for the six months ended June 30, 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

For the Six Months Ended June 30,
(In thousands)	2005
Net revenue	$29,146
Net loss	$(1,415)
Net loss per common share - basic and diluted	$(0.03)

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

Final judgment in the action was entered on February 21, 2006. On March 20, 2006, the Company filed a notice of appeal of the final judgment with the Federal Circuit Court of Appeals in Washington, D.C. The appeal is presently pending.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are or have been sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. The Company believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting Digital Angel’s views on the scope of the claims in the subject patent.  The parties are continuing discovery in light of that order.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and the Company in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against the Company. The Company filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 12, 2005, the Alabama Court denied the Company’s motion to dismiss the complaint, but granted the Company’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, the Company and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. Prior to the hearing on the motion, an agreement was reached pursuant to which the Court entered an order on July 12, 2006 staying the action for 90 days with permission to seek an additional stay thereafter. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.

On or about June 2, 2005, the Company filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine the rights and liabilities of the Company under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company which entered into a distribution agreement for a product that was then under development by the Company but the development of which was subsequently abandoned. Although the distribution agreement required that any actions arising out of or related to the agreement be filed within two years of the occurrence of the events giving rise to the claim, the Company received a letter in 2005 from the defendant threatening to assert a claim notwithstanding the two year limit set forth in the agreement. The defendant accordingly filed a motion to dismiss the declaratory judgment action, which the Court denied. On or about January 10, 2006, the defendant filed an answer and asserted a counterclaim against the Company for fraud seeking damages in an amount in excess of $75,000. The Company filed a response denying the allegations of the counterclaim, and moved to dismiss the counterclaim because it was not timely and failed to plead fraud with particularlity. The Court denied the Company’s motion to dismiss on May 8, 2006 and the Company filed an Answer to the Amended Counterclaim that, among other things, denies the allegations of the Amended Counterclaim and asserts affirmative defenses.  The case is in the initial discovery stages.  Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

12.          Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2006	2005
Interest paid	$199	$201
Taxes paid	59	85
Non-cash activity:
Issuance of common stock for ADS common stock	—	3,500
Issuance of common stock to former shareholders of DSD Holdings A/S	1,000	—
Financing of equipment through capital lease	352	—

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

Revenue recognized under the Distribution and Licensing Agreement was $0.2 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

See Note 6 for a description of the stock exchange transactions with Applied Digital.

Amounts due from VeriChip as of June 30, 2006 and December 31, 2005 were $277,000 and $232,000, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six months ended June 30, 2006 and 2005 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	%	%	%	%
Product revenue	96.5	95.9	96.1	95.3
Service revenue	3.5	4.1	3.9	4.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	58.8	53.3	56.9	53.1
Cost of services sold	2.1	2.0	2.0	2.2
Total cost of products and services sold	60.9	55.3	58.9	55.3
Gross profit	39.1	44.7	41.1	44.7
Selling, general and administrative expenses	46.3	41.2	42.5	40.5
Research and development expenses	8.9	7.5	8.1	7.8
Operating loss	(16.1)	(4.0)	(9.5)	(3.6)
Interest income	0.6	0.6	0.6	0.6
Interest expense	(0.9)	(0.5)	(0.7)	(0.6)
Other income	0.2	0.0	0.2	0.0
Loss before tax, minority interest and discontinued operations	(16.2)	(3.9)	(9.4)	(3.6)
Income tax expense	(0.1)	(0.6)	0.2	(0.3)
Minority interest share of income	(0.1)	(1.5)	(0.2)	(1.0)
Net loss	(16.4)	(6.0)	(9.4)	(4.9)

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue

Total revenue for the three months ended June 30, 2006 decreased $1.9 million, or 12.8%, to $13.0 million when compared to $14.9 million in revenue for the three months ended June 30, 2005.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Animal Applications	$8,375	$8,336
GPS and Radio Communications	4,581	6,524
Total	$12,956	$14,860

The Animal Applications segment’s revenue increased approximately $39,000 in the three months ended June 30, 2006 compared to the three month period ended June 30, 2005. Revenue for the three month period ended June 30, 2006 consisted primarily of electronic and visual product sales to livestock customers of approximately $4.5 million, sales to companion animal customers of approximately $3.0 million and sales to fish and wildlife customers of $0.9 million.

The GPS and Radio Communications segment’s revenue decreased approximately $1.9 million, or 29.8% to approximately $4.6 million in the three months ended June 30, 2006 from approximately $6.5 million in the three months ended June 30, 2005. The decrease in revenue was due to an approximately $2.1 million decrease in sales of Signature’s Sarbe products, offset by an increase in sales at Signature’s Radio Hire division of approximately $0.2 million. We attribute $1.2 million of the Sarbe product sales decrease to the completion of the Indian government contract in May 2005 and $0.9 million of the Sarbe product sales decrease to other Sarbe product customers, including the UK Ministry of Defence.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended June 30, 2006 was approximately $5.1 million, a decrease of approximately $1.6 million, or 23.8%, compared to approximately $6.6 million in the three month period ended June 30, 2005. As a percentage of revenue, the gross profit margin decreased to 39.1% for the three months ended June 30, 2006 from 44.7% for the three months ended June 30, 2005.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Animal Applications	$2,806	$3,175
GPS and Radio Communications	2,256	3,465
Total	$5,062	$6,640

Gross profit margin from operations for each operating segment was:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	%	%
Animal Applications	33.5	38.1
GPS and Radio Communications	49.2	53.1

The Animal Applications segment’s gross profit decreased approximately $0.4 million, or 11.6%, in the three month period ended June 30, 2006 compared to the three months ended June 30, 2005. The gross margin percentage was 33.5% for the three month period ended June 30, 2006 compared to 38.1% for the three month period ended June 30, 2005. We attribute the decrease in gross margin and gross margin percentage to additional freight and importation duties associated with providing inventory to South America from Denmark and the United States.  The Company has initiated manufacturing of livestock tags in Argentina and anticipates that gross margins on South American sales will improve in the second half of 2006. Gross profit margin for the three months ended June 30, 2006 excluding the impact of the South American initiative would have been 35.1%.

The GPS and Radio Communications segment’s gross profit decreased approximately $1.2 million, or 34.9%, in the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross margin percentage. The gross margin percentage decreased to 49.2% in the three month period ended June 30, 2006 as compared to 53.1% in the three month period ended June 30, 2005. The decrease in gross margin percentage relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the three months ended June 30, 2005. Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $0.1 million, or 1.9%, in the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 46.3% and 41.2% for the three months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Animal Applications	$3,494	$3,558
GPS and Radio Communications	2,509	2,560
Total	$6,003	$6,118

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	%	%
Animal Applications	41.7	42.7
GPS and Radio Communications	54.8	39.2

The Animal Applications segment’s selling, general and administrative expenses decreased approximately $0.1 million in the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005 and selling, general and administrative expense as a percentage of revenue decreased to 41.7% from 42.7% in the same respective periods.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased approximately $51,000 to approximately $2.5 million in the three month period ended June 30, 2006 from approximately $2.6 million in the three month period ended June 30, 2005. In the three months ended June 30, 2006 decreased amortization expense at our subsidiary, OuterLink Corporation, was partially offset by increased salary expense at our subsidiary, Signature Industries Limited.  As a percentage of revenue, selling, general and administrative expenses increased to 54.8% in the three month period ended June 30, 2006 from 39.2% in the three month period ended June 30, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

All of the Company’s out-of-the money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, therefore equity based compensation expense related to stock options granted prior to the adoption of SFAS 123R was immaterial.  On June 14, 2006 the Company granted 2.1 million stock options to employees and directors of Digital Angel Corporation.  Compensation expense related to the 2.1 million stock options is expected to be approximately $4.5 million and will be recognized over the weighted average period of 7.2 years.

Research and Development Expense

Research and development expense was approximately $1.2 million in the three month period ended June 30, 2006 compared to approximately $1.1 million for the three month period ended June 30, 2005. As a percentage of revenue, research and development expense was 8.9% and 7.5% for the three months ended June 30, 2006 and 2005, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Animal Applications	$726	$695
GPS and Radio Communications	425	424
Total	$1,151	$1,119

The Animal Applications segment’s research and development expense was approximately $0.7 million in the three month periods ended June 30, 2006 and 2005.  Research and development in the three month period ended June 30, 2006 relates to continued product development.

The GPS and Radio Communications segment’s research and development expense was approximately $0.4 million in the three month periods ended June 30, 2006 and 2005. Research and development in the three month period ended June 30, 2006 relates to the continued development of OuterLink Corporation’s next generation of communication system hardware.

Interest Expense

Interest expense was approximately $0.1 million for the three month periods ended June 30, 2006 and 2005.

Income Taxes

The Company recorded an income tax provision of $12,000 in the three month period ended June 30, 2006 compared to a tax provision of $86,000 for the three month period ended June 30, 2005. The income tax provision for the three month period ended June 30, 2006 relates to a subsidiary of Daploma International A/S. The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue

Revenue for the six months ended June 30, 2006 increased $0.5 million, or 1.8%, to $28.8 million when compared to $28.3 million in revenue for the six months ended June 30, 2005.

Revenue for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Animal Applications	$19,877	$16,633
GPS and Radio Communications	8,901	11,630
Total	$28,778	$28,263

The Animal Applications segment’s revenue increased approximately $3.2 million, or 19.5%, in the six months ended June

30, 2006 compared to the six month period ended June 30, 2005. The increase in revenue was principally due to an increase in electronic and visual product sales to livestock customers of approximately $2.0 million, an increase in sales to companion animal customers of approximately $2.0 million, and $0.5 million to the inclusion of DSD Holdings A/S for an additional two months of operations in the six months ended June 30, 2006.  DSD Holdings A/S was acquired on February 25, 2005.  The increases in the Animal Application segment are offset by a decrease in sales to fish and wildlife customers of $0.9 million and a decrease in sales to VeriChip Corporation of $0.3 million.

The GPS and Radio Communications segment’s revenue decreased approximately $2.7 million, or 23.5% to approximately $8.9 million in the six months ended June 30, 2006 from approximately $11.6 million in the six months ended June 30, 2005. The decrease in revenue was due to an approximately $3.2 million decrease in sales of Signature’s Sarbe products, offset by an increase in sales at Signature’s Radio Hire division of approximately $0.5 million. We attribute $2.2 million of the Sarbe product sales decrease to the completion of the Indian government contract in May 2005 and $1.0 million of the Sarbe product sales decrease to other Sarbe product customers, including the UK Ministry of Defence.

Gross Profit and Gross Profit Margin

Gross profit for the six month period ended June 30, 2006 was approximately $11.8 million, a decrease of approximately $0.8 million, or 6.3%, compared to approximately $12.6 million in the six month period ended June 30, 2005. As a percentage of revenue, the gross profit margin decreased to 41.1% for the six months ended June 30, 2006 from 44.7% for the six months ended June 30, 2005.

Gross profit from operations for each operating segment was as follows (in thousands):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Animal Applications	$7,457	$6,589
GPS and Radio Communications	4,381	6,046
Total	$11,838	$12,635

Gross profit margin from operations for each operating segment was:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	%	%
Animal Applications	37.5	39.6
GPS and Radio Communications	49.2	52.0

The Animal Applications segment’s gross profit increased approximately $0.9 million, or 13.2%, in the six month period ended June 30, 2006 compared to the six months ended June 30, 2005. We attribute approximately $0.5 million of the increase to the previously mentioned sales increases and $0.4 million to the inclusion of DSD Holdings A/S for an additional two months of operations in the six month period ended June 30, 2006. DSD Holdings A/S was acquired on February 28, 2005. The gross margin percentage was 37.5% for the six month period ended June 30, 2006 compared to 39.6% for the six month period ended June 30, 2005. We attribute the decrease in gross margin percentage to additional freight and importation duties associated with providing inventory to South America from Denmark and the United States.  The Company has initiated manufacturing of livestock tags in Argentina and anticipates that gross margins on South American sales will improve in the second half of 2006. Gross profit margin for the six months ended June 30, 2006 excluding the impact of the South American initiative would have been 38.9%.

The GPS and Radio Communications segment’s gross profit decreased approximately $1.7 million, or 27.5%, in the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross margin percentage. The gross margin percentage decreased to 49.2% in the six month period ended June 30, 2006 as compared to 52.0% in the six month period ended June 30, 2005. The decrease in gross margin percentage relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the first six months of 2005.  Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.8 million, or 6.9%, in the six month period ended  June 30, 2006 as compared to the six month period ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 42.5% and 40.5% for the six months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Animal Applications	$7,446	$6,341
GPS and Radio Communications	4,789	5,105
Total	$12,235	$11,446

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	%	%
Animal Applications	37.5	38.1
GPS and Radio Communications	53.8	43.9

The Animal Applications segment’s selling, general and administrative expenses increased approximately $1.1 million in the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 and selling, general and administrative expense as a percentage of revenue decreased to 37.5% from 38.1% in the same respective periods. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition expenses, approximately $0.6 million in additional compensation expense, approximately $0.3 million of additional expense related to DSD Holding A/S and increased selling, general and administrative expenses in our South American subsidiaries of $0.2 million.  Such increases are offset by decreased insurance expense of $0.3 million. The six month period ended June 30, 2005 includes 4 months of results for DSD Holdings A/S compared to six months of results in the six month period ended June 30, 2006.  DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased approximately $0.3 million to approximately $4.8 million in the six month period ended June 30, 2006 from approximately $5.1 million in the six month period ended June 30, 2005. The decrease in selling, general and administrative expense relates primarily to reduced intangible amortization expense at our subsidiary, OuterLink Corporation. As a percentage of revenue, selling, general and administrative expenses increased to 53.8% in the six month period ended June 30, 2006 from 43.9% in the six month period ended June 30, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

All of the Company’s out-of-the money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, therefore equity based compensation expense related to stock options granted prior to the adoption of SFAS 123R was immaterial.  On June 14, 2006 the Company granted 2.1 million stock options to employees and directors of Digital Angel Corporation.  Compensation expense related to the 2.1 million stock options is expected to be approximately $4.5 million and will be recognized over the weighted average period of 7.2 years.

Research and Development Expense

Research and development expense was approximately $2.3 million in the six month period ended June 30, 2006, an increase of approximately $0.1 million, or 6.2%, from approximately $2.2 million for the six month period ended June 30, 2005. As a percentage of revenue, research and development expense was 8.1% and 7.8% for the six months ended June 30, 2006 and 2005, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Animal Applications	$1,521	$1,370
GPS and Radio Communications	820	835
Total	$2,341	$2,205

The Animal Applications segment’s research and development expense was approximately $1.5 million in the six month period ended June 30, 2006, an increase of approximately $151,000, or 11.0%, from approximately $1.4 million for the six month period ended June 30, 2005. The increase is primarily related to new product development.

The GPS and Radio Communications segment’s research and development expense was approximately $0.8 million in the six month periods ended June 30, 2006 and 2005. Research and development in the six month period ended June 30, 2006 relates to the continued development of OuterLink Corporation’s next generation of communication system hardware.

Interest Expense

Interest expense was approximately $0.2 million for the six month periods ended June 30, 2006 and 2005.

Income Taxes

The Company recorded an income tax benefit of approximately $72,000 in the six month period ended June 30, 2006 and an income tax provision of approximately $86,000 for the six month period ended June 30, 2005. The income tax benefit for the six month period ended June 30, 2006 relates to a subsidiary of Daploma International A/S. The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash of $7.1 million. Cash used in operating activities totaled approximately $1.8 million and approximately $1.4 million in the first six months of 2006 and 2005, respectively.

In the first six months of 2006, the use of cash was due primarily to an increase in inventory of approximately $1.7 million, and a decrease in accounts payable, accrued expenses and deferred revenue of approximately $1.7 million. Offsetting these uses of cash was depreciation and amortization of approximately $1.0 million and non-cash equity based compensation of approximately $0.3 million.

Investing activities used cash of approximately $1.6 million and approximately $1.8 million in the first six months of 2006 and 2005, respectively. The Company purchased approximately $0.7 million of property and equipment in the first six months of 2006 and 2005.  On April 13, 2006 the Company exercised its right to buyout the remaining purchase price for the acquisition of DSD Holdings. The $2 million buyout price was satisfied by a cash payment of $1 million paid in April 2006 and $1 million worth of the Company’s unregistered common stock issued in June 2006.

Financing activities provided cash of approximately $0.5 million in the first six months of 2006 and used cash of approximately $1.7 million in the first six months of 2005. In the first six months of 2006, proceeds to the Company related to stock option exercises were approximately $0.6 million.  In the first six months of 2005, approximately $1.5 million of cash was used for the purchase of 328,100 shares of treasury stock.

The Company expects that current available funds will adequately fund the Company’s operations for the next twelve months.

Debt, Covenant Compliance and Liquidity

Invoice Discounting Agreement On April 9, 2003, Signature Industries Limited entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003 and June 21, 2005, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. RBS prepays 80% of the receivables sold in the United Kingdom and 75% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £750,000 ($1.3 million at June 30, 2006) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable back. The discounting charge accrues daily at an annual rate of 1.85% above the base rate, as defined in the amended Invoice Discounting Agreement (6.35% at June 30, 2006). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month. Discounting charges of $21,000 and $11,000 are included in interest expense for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, $0.4 million of receivables were financed under the Invoice Discounting Agreement.

Equipment Loans-DSD Holdings  DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.5 million ($84,000 USD at June 30, 2006) are payable quarterly. Payments are due through January 2010. The interest rates on the loans are variable and range from 4.555% to 7.06% as of June 30, 2006. As of June 30, 2006, the amount outstanding under the equipment loans was $1.0 million

Line of Credit-DSD Holdings  DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million ($2.0 million USD at June 30, 2006) to DKK 18 million ($3.0 million USD at June 30, 2006).  In connection with the amendment, Digital Angel Corporation executed a Letter of Support which confirms that Digital Angel Corporation shall maintain its holding of 100% of the share capital of  Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank A/S.  As of June 30, 2006 the amount outstanding under the credit agreement was $2.3 million. The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At June 30, 2006, the annual interest rate on the facility was 5.05%. Borrowing availability under the credit facility considers guarantees outstanding. At June 30, 2006 the borrowing availability on the credit agreement was DKK 3.7 million ($0.6 million at June 30, 2006). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holdings  As of June 30, 2006, DSD Holdings is party to a note payable with Danske Bank. Principal payments of DKK 0.3 million ($50,400 USD at June 30, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 4.85% at June 30, 2006. As of June 30, 2006, the amount outstanding under the note payable was $0.5 million.

Mortgage Notes Payable  The Company is party to a mortgage notes payable collateralized by land and building. Principal and interest payments totaling approximately $30,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.18%. As of June 30, 2006, the amount outstanding under the mortgage note payable was $2.3 million.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2006 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$6,702	$3,125	$1,228	$2,349	$—
Operating Leases	18,151	745	1,270	977	15,159
Employment Contracts	1,624	1,214	410	—	—
	$26,477	$5,084	$2,908	$3,326	$15,159

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

On January 1, 2006 we adopted the provisions of SFAS 123R, using the modified prospective transition method. Accordingly, during the six months ended June 30, 2006 we recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. In accordance with modified prospective transition method prior periods have not been restated. However, the pro forma effects of recognizing the estimated fair value of stock based compensation for the first quarter of 2005 are disclosed in Note 8 of the Notes to our Condensed Consolidated Financial Statements. Upon adoption of SFAS 123R we elected to continue using the Black-Scholes option pricing model and have recognized compensation expense using a straight-line amortization method.

All of the Company’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, and, therefore, the initial adoption of SFAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the acceleration, we avoided recognition of approximately $8.6 million of compensation expense in our statement of operations over the course of the original vesting periods. Such expense was included in our pro forma stock-based compensation footnote disclosure for the quarter ended December 31, 2005. The majority of the accelerated options, absent the acceleration, would have been vested in 2006, with a smaller percentage vesting over the next 30 months. As of June 30, 2006, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 6.6 years.

Although the initial adoption of SFAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share, as we grant more options or other share based compensation to employees, we expect that the impact may be material.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control. See Item 1A. Risk Factors included in our 2005 Annual Report on Form 10-K/A.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Associated Risks in Part I, Item 2 of this Form 10-Q.  There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K/A.

Item 4.  Submission of Matters to a Vote of Securityholders

At the Annual Meeting of Stockholders held on May 4, 2006, the following proposals were adopted by the margins indicated:

PROPOSAL 1- ELECTION OF DIRECTORS

The following persons were elected as directors of the Company:

Kevin N. McGrath

Scott R. Silverman

John R. Block

Barry Edelstein

Howard S. Weintraub, Ph.D.

Michael S. Zarriello

No fewer than 40,766,057 were voted in favor of, no more than 938,461 shares were withheld.

PROPOSAL 2-RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following is the result of the stockholders’ vote on the ratification of the appointment of Eisner LLP as independent registered public accounting firm:

For	41,475,644
Against	70,058
Abstain	128,815

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: August 3, 2006	By:	/s/ James P. Santelli
James P. Santelli
Senior Vice President and Chief Financial Officer