Form 10-Q
period 2006-09-30
DIGITAL ANGEL CORP
filed 2006-11-09
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, $.005 par value per share	44,515,823 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description

PART I — FINANCIAL INFORMATION

1.	Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures

PART II — OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
6.	Exhibits

SIGNATURE
CERTIFICATIONS
EXHIBITS

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash	$3,871	$10,049
Restricted cash	140	310
Accounts receivable (net of allowance for doubtful accounts of $203 in 2006 and $212 in 2005)	8,268	10,152
Accounts receivable from VeriChip Corporation	263	232
Inventories	11,008	8,657
Other current assets	2,312	1,418
Total Current Assets	25,862	30,818

Property and Equipment, net	9,227	8,602

Goodwill	51,210	48,491

Other Intangible Assets, net	1,678	1,813

Other Assets, net	462	483
	$88,439	$90,207
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt and notes payable	$3,536	$2,380
Accounts payable	4,970	5,381
Accrued expenses and other current liabilities	2,391	3,232
Deferred revenue	1,109	1,324
Net liabilities from discontinued operations	60	84
Total Current Liabilities	12,066	12,401

Long-Term Debt And Notes Payable	3,498	3,656

Other Long Term Liabilities	1,520	1,086

Total Liabilities	17,084	17,143

Commitments And Contingencies (See Note 10)

Minority Interest	556	618

Stockholders’ Equity
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 44,894 shares issued and 44,516 shares outstanding in 2006 and 44,225 shares issued and 43,847 outstanding in 2005	225	223
Additional paid-in capital	214,210	212,083
Accumulated deficit	(142,095)	(137,950)
Treasury stock (carried at cost, 378 shares)	(1,580)	(1,580)
Accumulated other comprehensive income (loss)	39	(330)
Total Stockholders’ Equity	70,799	72,446
	$88,439	$90,207

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenue	$12,666	$13,217	$40,311	$40,161
Service revenue	525	541	1,658	1,860
Total net revenue	13,191	13,758	41,969	42,021

Cost of products sold	7,210	7,538	23,595	22,559
Cost of services sold	341	284	896	891

Gross profit	5,640	5,936	17,478	18,571

Selling, general and administrative expenses	5,946	5,756	18,181	17,202
Research and development expenses	1,098	1,165	3,439	3,370

Operating loss	(1,404)	(985)	(4,142)	(2,001)

Interest income	64	89	239	248
Interest expense	(117)	(98)	(323)	(278)
Other income	27	12	72	45

Loss before taxes and minority interest	(1,430)	(982)	(4,154)	(1,986)

Income tax (provision) benefit	(4)	(24)	68	(110)
Minority interest share of income	(1)	(63)	(59)	(357)

Net loss from continuing operations	(1,435)	(1,069)	(4,145)	(2,453)

Income from discontinued operations	—	85	—	85

Net loss	$(1,435)	$(984)	$(4,145)	$(2,368)

Net loss per common share-basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	44,516	43,847	44,238	43,811

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2006
(In Thousands)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	(Loss) Income	Equity

Balance-December 31, 2005	—	$—	44,225	$223	$212,083	$(137,950)	$(1,580)	$(330)	$72,446
Net loss	—	—	—	—	—	(4,145)	—	—	(4,145)
Comprehensive income-foreign currency translation	—	—	—	—	—	—	—	369	369
Total comprehensive loss	—	—	—	—	—	(4,145)	—	369	(3,776)
Issuance of common stock as consideration for DSD acquisition	—	—	282	1	999	—	—	—	1,000
Exercise of stock options	—	—	320	1	562	—	—	—	563
Restricted stock issued	—	—	67	—	—	—	—	—	—

Equity-based compensation	—	—	—	—	566	—	—	—	566

Balance-September 30, 2006	—	$—	44,894	$225	$214,210	$(142,095)	$(1,580)	$39	$70,799

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net loss from continuing operations	$(4,145)	$(2,453)

Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations		85
Equity-based compensation	566	228
Depreciation and amortization	1,484	1,829
Minority interest	59	357
Loss on disposal of equipment	6	8
Change in assets and liabilities:
Decrease in restricted cash	187	327
Decrease in accounts receivable	2,084	520
Increase in due from VeriChip Corporation	(31)	—
Increase in inventories	(2,030)	(1,072)
Increase in other current assets	(912)	(69)
Decrease in accounts payable, accrued expenses and deferred revenue	(1,230)	(1,478)
Net cash (used in) provided by discontinued operations	(24)	100
Net Cash Used In Operating Activities	(3,986)	(1,618)

Cash Flows From Investing Activities
Decrease in other assets	10	37
Payments for property and equipment	(1,901)	(1,319)
Payments for acquisition costs	(1,000)	(1,286)
Net Cash Used in Investing Activities	(2,891)	(2,568)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	3,508	3,179
Amounts paid on line of credit	(2,678)	(3,048)
Payments on notes payable and long-term debt	(579)	(339)
Proceeds from notes payable and long-term debt	—	339
Proceeds from exercise of stock options and warrants	563	358
Payment of dividend to minority shareholder	(140)	—
Purchase of treasury stock	—	(1,537)
Net Cash Provided by (Used in) Financing Activities	674	(1,048)

Effect of Exchange Rate Changes on Cash	25	(141)

Net Decrease In Cash	(6,178)	(5,375)

Cash - Beginning Of Period	10,049	17,492

Cash - End Of Period	$3,871	$12,117

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

Animal Applications— develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, fish and wildlife markets worldwide. The Animal Applications segment consists of our operations located in Minnesota, DSD Holdings A/S and its wholly-owned subsidiaries, located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay. The positive identification and tracking of cattle and hogs are crucial for asset management and for disease control and food safety. In addition to the visual ear tags which have been sold by the Company since the late 1940’s, Animal Applications utilizes radio frequency transmission (“RFID”) technologies in its electronic ear tags and implantable microchips.

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

As of September 30, 2006, Applied Digital Solutions, Inc. (“Applied Digital” or “ADS”) owned 24,573,788 shares or approximately 55.2% of the Company’s common stock.

The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

The consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the Digital Angel Corporation’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K.

2.             Principles of Consolidation

The September 30, 2006 and 2005 condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (DSD Holdings A/S operations are included from the date of acquisition, February 28, 2005). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s subsidiary, OuterLink Corporation, earns revenue from messaging services and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s messaging service is only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 42 months in the nine month period ended September 30, 2006 and 30 months in the nine month period ended September 30, 2005.

The Company records a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can be reasonably estimated. The Company’s warranty liability was $34,000 as of September 30, 2006. Following is a reconciliation of the Company’s product warranties (in thousands):

Amount of Liability

Balance as of December 31, 2005	$34
Accruals for warranties issued during the period	—
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	—
Balance as of September 30, 2006	$34

4.             Stock-Based Compensation

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123R using the modified prospective method which required the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 7, Stock Options and Restricted Stock for further details.

5.             Inventory (in thousands)

	September 30, 2006	December 31, 2005
Raw materials	$3,113	$3,198
Work in process	207	122
Finished goods	8,591	7,006
	11,911	10,326
Allowance for excess and obsolescence	(903)	(1,669)
Net inventory	$11,008	$8,657

6.             Stock Exchange with Applied Digital Solutions, Inc.

On February 25, 2005, the Company entered into a Stock Purchase Agreement with Applied Digital. The purpose of the stock exchange was to use the Applied Digital shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, including Daploma International A/S’s 70%-owned subsidiary, Daploma Polska, as described more fully in Note 9. The Company and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to the Company’s common stock. In addition, the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in the Company. Pursuant to the agreement, the Company issued 644,140 shares of its common stock to Applied Digital. The Company received 684,543 shares of Applied Digital common stock as consideration. The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date, which prices were $5.434 for the Company’s common stock and $5.113 for Applied Digital’s common stock. The value of the stock exchanged was $3.5 million.

7.             Stock Options and Restricted Stock

Stock Option Plans

As of September 30, 2006, the Company maintains the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan that was terminated on February 23, 2006. On January 1, 2006 we adopted SFAS 123R, using the modified prospective transition method. Accordingly, during the nine month period ended September 30, 2006 we recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R, we elected to continue using the Black-Scholes option pricing and we have recognized compensation expense using a straight-line amortization method. During the three and nine months ended September 30, 2006 we recorded, $0.3 million and $0.6 million, respectively (this amount includes compensation for options granted to non-employees and for restricted stock grants), in stock-based employee compensation expense.

As of September 30, 2006, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 17,601,516 shares have been issued and 593,796 remain available for issuance.  As of September 30, 2006, awards consisting of options to purchase 9,603,196 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 476,820 shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 154,230 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of the Company’s stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).

Stock Option Activity

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the three and nine month periods ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	3.81%	5.03%	3.81%
Expected life (in years)	5.0	5.0	8.41	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	85.7%	111.95%-113.3%	85.7%-87.2%	106.1%-113.3%

Weighted-average volatility	85.7%	112.4%	87.1%	108.8%

Our computation of expected volatility is determined based on historical volatility. Our computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the Company’s stock option activity as of September 30, 2006, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	9,955	$3.94
Granted	2,200	3.23
Exercised	(320)	1.80
Forfeited or Expired	(255)	4.61
Outstanding at September 30, 2006	11,580	$3.85	7.82	$1,458	*
Exercisable at September 30, 2006	9,213	$4.00	7.35	$1,458	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.60 at September 30, 2006.

The weighted-average grant-date fair value of options granted during the nine-month periods ended September 30, 2006 and 2005 were $2.69 and $3.59 respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $644,000 and $72,000, respectively.

A summary of the status of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine month period ended September 30, 2006, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	217	$2.42
Granted	2,200	2.69
Vested	(50)	2.36
Nonvested at September 30, 2006	2,367	$2.66

As of September 30, 2006, there was $4,594,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan.  That cost is expected to be recognized over a weighted-average period of 6.3 years.  The total fair value of shares vested during the nine months ended September 30, 2006, was $118,000.

Cash received from option exercise under all share-based payment arrangements for the nine-month periods ended September 30, 2006 and 2005, was $563,000 and $358,000, respectively.

On January 13, 2004, the Company granted its Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share. This option was granted outside the Company’s stock plans and approved by the Company’s shareholders on May 6, 2004. The option became exercisable on December 30, 2005. As of September 30, 2006, the option remains outstanding.

On February 18, 2004, the Company granted its Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share. This option was granted outside the Company’s stock plans and approved by the Company’s shareholders on May 6, 2004. The option became exercisable on February 18, 2005. As of September 30, 2006, the option remains outstanding.

Restricted Stock

In March 2005, the Company granted its Chairman of the Board 100,000 shares of the Company’s restricted stock. The restricted stock vested 50% on March 7, 2006 and will vest 50% on March 7, 2007. The Company determined the value of the stock to be $506,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the two year vesting period. In the nine month period ended September 30, 2006, $190,000 was recognized as compensation expense in the Company’s results of operations.

In February 2005, the Company granted an employee 54,230 shares of the Company’s restricted stock. The restricted stock vested 30% on February 25, 2006, will vest 30% on February 25, 2007 and 40% on February 25, 2008. The Company determined the value of the stock to be $250,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In the nine month period ended September 30, 2006, $56,000 was recognized as compensation expense in the Company’s results of operations.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”  Employee stock-based compensation expenses recognized under SFAS 123 were not reflected in our results of operations for the three and nine month periods ended September 30, 2005 for employee stock option awards as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Previously reported results have not been restated.

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Reported net loss	$(984)	$(2,368)
Stock-based compensation expense in reported net loss	83	228
Stock-based compensation expense determined under the fair value based method	(1,341)	(4,113)
Pro forma net loss	$(2,242)	$(6,253)

Loss per share (basic and diluted)
As reported	$(0.02)	$(0.05)
Pro forma	$(0.05)	$(0.14)

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

Following is the selected segment data as of and for the three months ended September 30, 2006 (in thousands):

	Animal Applications	GPS and Radio Communications	Consolidated

Net revenue from external customers:

Product	$8,254	$4,412	$12,666
Service	—	525	525
Total revenue	$8,254	$4,937	$13,191

Operating loss	$(932)	$(472)	$(1,404)

Loss before taxes and minority interest share of income	$(944)	$(486)	$(1,430)

Total assets	$78,041	$10,398	$88,439

Following is the selected segment data as of and for the three months ended September 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Consolidated

Net revenue from external customers:

Product	$8,448	$4,769	$13,217
Service	321	220	541
Total revenue	$8,769	$4,989	$13,758

Operating loss	$(612)	$(373)	$(985)

Loss before taxes, minority interest and discontinued operations	$(601)	$(381)	$(982)

Total assets	$82,144	$14,490	$96,634

Following is the selected segment data as of and for the nine months ended September 30, 2006 (in thousands):

	Animal Applications	GPS and Radio Communications	Consolidated

Net revenue from external customers:

Product	$27,542	$12,769	$40,311
Service	589	1,069	1,658
Total revenue	$28,131	$13,838	$41,969

Operating loss	$(2,441)	$(1,701)	$(4,142)

Loss before taxes and minority interest share of income	$(2,419)	$(1,735)	$(4,154)

Total assets	$78,041	$10,398	$88,439

Following is the selected segment data as of and for the nine months ended September 30, 2005 (in thousands):

	Animal Applications	GPS and Radio Communications	Consolidated

Net revenue from external customers:

Product	$24,365	$15,796	$40,161
Service	1,037	823	1,860
Total revenue	$25,402	$16,619	$42,021

Operating loss	$(1,734)	$(267)	$(2,001)

Loss before taxes and minority interest share of income	$(1,703)	$(283)	$(1,986)

Total assets	$82,144	$14,490	$96,634

9.             Acquisitions

The following describes the acquisitions by the Company (in thousands) in the nine months ended September 30, 2006 and the year ended December 31, 2005:

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holdings A/S	2/28/05	$5,902	$8,008	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.

On February 28, 2005, the Company acquired DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S, including Daploma International A/S’s 70%-owned subsidiary. DSD Holdings A/S became a wholly-owned subsidiary of Digital Angel Corporation. Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD Holdings A/S has been recorded as goodwill of $6.0 million and intangible assets of $2.0 million. The intangible assets are customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and a non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization recorded in the nine months ended September 30, 2006 and 2005 was $135,000 and $175,000, respectively.

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

Applied Digital and the former shareholders of DSD agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of Applied Digital’s common stock for the unregistered shares of the Company’s common stock paid by the Company to the former shareholders of DSD pursuant to the buyout agreement. Pursuant to the share exchange agreement, Applied Digital issued to the former shareholders of DSD 454,545 shares of Applied Digital’s common stock, valued at $972,249, plus $27,751 in cash in exchange for the 282,115 shares of Digital Angel common stock that the former shareholders of DSD received from the Company in partial payment of the buyout, as more fully discussed above. The number of shares of Applied Digital common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date of June 8, 2006, which was $2.14 per share.

Digital Angel Corporation operates DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.

The results of DSD Holdings A/S have been included in the consolidated financial statements since its date of acquisition. Unaudited pro forma results of operations for the nine months ended September 30, 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the results of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2005
Net revenue	$42,904
Net loss	$(2,399)
Net loss per common share – basic and diluted	$(0.06)

10.          Litigation

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

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and the Company in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against the Company. The Company filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 11, 2005, the Alabama Court denied the Company’s motion to dismiss the complaint, but granted the Company’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, the Company and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. Prior to the hearing on the motion, an agreement was reached pursuant to which the Court entered an order on July 12, 2006 staying the action for 90 days with permission to seek an additional stay thereafter.  The stay having expired on October 10, 2006 the Company and Avid re-filed their motion seeking to stay the case until the corresponding patent infringement actions have been resolved.  The hearing on the motion is scheduled to take place on November 20, 2006.  Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.

On or about June 2, 2005, the Company filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine the rights and liabilities of the Company under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company which entered into a distribution agreement for a product that was then under development by the Company but the development of which was subsequently abandoned.  The defendant filed a motion to dismiss the declaratory judgment action, which the Court denied. On or about January 10, 2006, the defendant filed an answer and asserted a counterclaim against the Company for fraud seeking damages in an amount in excess of $75,000. The Company filed a response denying the allegations of the counterclaim, and moved to dismiss the counterclaim because it was not timely and failed to plead fraud with particularlity. The Court denied the Company’s motion to dismiss on May 8, 2006 and the Company filed an Answer to the Amended Counterclaim that, among other things, denies the allegations of the Amended Counterclaim and asserts affirmative defenses.  The case is in the initial discovery stages.  Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

11.          Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2006	2005
Interest paid	$316	$291
Taxes paid	80	11
Non-cash activity:
Issuance of common stock for ADS common stock	—	3,500
Issuance of common stock to former shareholders of DSD Holdings A/S	1,000	—
Financing of equipment through capital lease	440	—

12.          Related Party Activity

The Company has an eleven-year Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005, with VeriChip Corporation (VeriChip), a wholly-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the VeriChip Registry by the Company. The amended agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. The agreement continues until March 2013 and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The Distribution and Licensing agreement includes a license for the use of the Company’s technology in VeriChip’s identified markets. Under the Distribution and Licensing Agreement, the Company is the sole manufacturer and supplier to VeriChip. The existing terms with the Company’s sole supplier of implantable microchips, Raytheon Microelectronics Espana, SA, expire on June 30, 2010.

Revenue recognized under the Distribution and Licensing Agreement was $194,000 and $466,000 for the nine months ended September 30, 2006 and 2005, respectively.

Amounts due from VeriChip as of September 30, 2006 and December 31, 2005 were $263,000 and $232,000, respectively.

See Note 6 for a description of the stock exchange transactions with Applied Digital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

We consist of Digital Angel Corporation and our subsidiaries - Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing, Inc., Timely Technology Corp., Signature Industries Limited (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S and its subsidiaries Daploma International A/S (including its 70%-owned subsidiary, Daploma Polska) and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A., Digital Angel do Brasil Produtos de Informatica LTDA, Digital Angel Chile S.A., Digital Angel Paraguay S.A., and Digital Angel Uruguay S.A.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine months ended September 30, 2006 and 2005 and is derived from the accompanying consolidated statements of operations included in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	%	%	%	%
Product revenue	96.0	96.1	96.0	95.6
Service revenue	4.0	3.9	4.0	4.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of products sold	54.7	54.8	56.2	53.7
Cost of services sold	2.6	2.1	2.2	2.1
Total cost of products and services sold	57.3	56.9	58.4	55.8
Gross profit	42.7	43.1	41.6	44.2
Selling, general and administrative expenses	45.1	41.8	43.3	40.9
Research and development expenses	8.2	8.5	8.2	8.1
Operating loss	(10.6)	(7.2)	(9.9)	(4.8)
Interest income	0.5	0.6	0.6	0.6
Interest expense	(0.9)	(0.6)	(0.8)	(0.7)
Other income	0.1	0.1	0.2	0.1
Loss before taxes, minority interest and discontinued operations	(10.9)	(7.1)	(9.9)	(4.8)
Income tax expense	(0.0)	(0.2)	0.2	(0.3)
Minority interest share of income	(0.0)	(0.5)	(0.2)	(0.7)
Net loss from continuing operations	(10.9)	(7.8)	(9.9)	(5.8)
Income from discontinued operations	0.0	0.6	0.0	0.2
Net loss	(10.9)	(7.2)	(9.9)	(5.6)

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue

Total revenue for the three months ended September 30, 2006 was $13.2 million, a decrease of $0.6 million, or 4.1%, compared to $13.8 million in revenue for the three months ended September 30, 2005.

Revenue for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Animal Applications	$8,254	$8,769
GPS and Radio Communications	4,937	4,989
Total	$13,191	$13,758

The Animal Applications segment’s revenue was $8.3 million in the three months ended September 30, 2006, a decrease of $0.5 million, or 5.9%, compared to $8.8 million in the three month period ended September 30, 2005. The decrease in revenue was principally due to a decrease in sales to fish and wildlife customers of approximately $0.7 million and a decrease in sales to companion animal customers of approximately $0.1 million. The decreases in the Animal Application segment were partially offset by an increase in sales to U.S. livestock customers of $0.3 million.

The GPS and Radio Communications segment’s revenue was $4.9 million in the three months ended September 30, 2006, a decrease of $52,000, or 1.0%, compared to $5.0 million in the three months ended September 30, 2005.  The decrease in revenue was due to a decrease in sales of Signature’s Sarbe products of $0.4 million, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.1 million and an increase in sales at OuterLink Corporation of $0.2 million.

Gross Profit and Gross Profit Margin

Gross profit for the three month period ended September 30, 2006 was approximately $5.6 million, a decrease of approximately $0.3 million, or 5.0%, compared to approximately $5.9 million in the three month period ended September 30, 2005. As a percentage of revenue, the gross profit margin decreased to 42.7% for the three months ended September 30, 2006 from 43.1% for the three months ended September 30, 2005.

Gross profit from operations for each operating segment was as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Animal Applications	$3,102	$3,478
GPS and Radio Communications	2,538	2,458
Total	$5,640	$5,936

Gross profit margin from operations for each operating segment was:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	%	%
Animal Applications	37.6	39.7
GPS and Radio Communications	51.4	49.3

The Animal Applications segment’s gross profit decreased approximately $0.4 million, or 10.8%, in the three month period ended September 30, 2006 compared to the three months ended September 30, 2005. The gross margin percentage was 37.6% for the three month period ended September 30, 2006 compared to 39.7% for the three month period ended September 30, 2005. We attribute the decrease in gross margin and gross margin percentage to additional freight and importation duties associated with providing inventory to South America from Denmark and the U.S. and product mix in the three months ended September 30, 2006 which yielded lower gross margin and gross margin percentage.

The GPS and Radio Communications segment’s gross profit increased approximately $0.1 million, or 3.3%, in the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005.  In the three months ended September 30, 2006, OuterLink Corporation’s gross profit was up approximately $0.2 million offset by a decrease in gross profit of $0.1 million at Signature Industries Limited.  The gross margin percentage increased to 51.4% in the three month period ended September 30, 2006 as compared to 49.3% in the three month period ended September 30, 2005. The increase in gross margin percentage relates primarily to lower material costs as a percentage of revenue at Signature Industries Limited and an increase in sales at OuterLink at a greater rate than the increase in overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.2 million, or 3.3%, in the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 45.1% and 41.8% for the three months ended September 30, 2006 and 2005, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Animal Applications	$3,459	$3,373
GPS and Radio Communications	2,487	2,383
Total	$5,946	$5,756

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	%	%
Animal Applications	41.9	38.5
GPS and Radio Communications	50.4	47.8

The Animal Applications segment’s selling, general and administrative expenses increased approximately $0.1 million in the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005 and selling, general and administrative expense as a percentage of revenue increased to 41.9% from 38.5% in the same respective periods.  The increase in selling, general and administrative expense as a percentage of revenue primarily relates to the decrease in sales, as mentioned above.

The GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $0.1 million to approximately $2.5 million in the three month period ended September 30, 2006 from approximately $2.4 million in the three month period ended September 30, 2005. In the three months ended September 30, 2006, decreased amortization expense at our subsidiary, OuterLink Corporation, was partially offset by increased salary expense at our subsidiary, Signature Industries Limited.  As a percentage of revenue, selling, general and administrative expenses increased to 50.4% in the three month period ended September 30, 2006 from 47.8% in the three month period ended September 30, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from an increase in expenses while sales remained constant.

All of the Company’s out-of-the money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, therefore equity based compensation expense related to stock options granted prior to the adoption of SFAS 123R was immaterial.  In the nine months ended September 30, 2006 the Company granted 2.2 million stock options to employees and directors of Digital Angel Corporation.  As of September 30, 2006 the Company’s unrecognized compensation expense associated with its stock options is estimated to be $4.6 million and is expected to be recognized over a weighted average 6.3 years.   The Company expects approximately 90% of this expense to be included in selling, general and administrative expense.

Research and Development Expense

Research and development expense was approximately $1.1 million in the three month period ended September 30, 2006 compared to approximately $1.2 million for the three month period ended September 30, 2005. As a percentage of revenue, research and development expense was 8.2% and 8.5% for the three months ended September 30, 2006 and 2005, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Animal Applications	$576	$717
GPS and Radio Communications	522	448
Total	$1,098	$1,165

The Animal Applications segment’s research and development expense decreased approximately $0.1 million to $0.6 million in the three month period ended September 30, 2006 compared to $0.7 million in the three month period ended September 30, 2005.  Research and development in the three month period ended September 30, 2006 relates to continued product development.

The GPS and Radio Communications segment’s research and development expense increased approximately $0.1 million to $0.5 million in the three month period ended September 30, 2006 compared to $0.4 million in the three month period ended September 30, 2005.  Research and development in the three month period ended September 30, 2006 relates to continued product development of OuterLink Corporation’s next generation of communication system hardware and development of the 406.6 MHz product family at Signature Industries Limited.

Interest Expense

Interest expense was approximately $0.1 million for the three month period ended September 30, 2006 and approximately $0.1 million for the three month period ended September 30, 2005.

Income Taxes

The Company recorded an income tax provision of $4,000 in the three month period ended September 30, 2006 compared to a tax provision of $24,000 for the three month period ended September 30, 2005. The income tax provision for the three month period ended September 30, 2006 relates to a subsidiary of Daploma International A/S. The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue

Revenue was $42.0 million for each of the nine months ended September 30, 2006 and 2005.

Revenue for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Animal Applications	$28,131	$25,402
GPS and Radio Communications	13,838	16,619
Total	$41,969	$42,021

The Animal Applications segment’s revenue of approximately $28.1 million for the nine months ended September 30, 2006 represents an increase of approximately $2.7 million, or 10.7%, compared to $25.4 million for the nine month period ended September 30, 2005. The increase in revenue was principally due to an increase in electronic and visual product sales to livestock customers of approximately $1.7 million, an increase in sales to companion animal customers of approximately $1.9 million, an increase in sales of $0.5 million at DSD Holdings A/S ($0.8 million relates to two additional months of sales in 2006 offset by decreased sales of $0.3 million), and an increase in sales to customers in South America of $0.6 million.   The increases in the Animal Application segment are partially offset by a decrease in sales to fish and wildlife customers of $1.7 million and a decrease in sales to VeriChip Corporation of $0.3 million.

The GPS and Radio Communications segment’s revenue of approximately $13.8 million in the nine months ended September 30, 2006 represents a decrease of approximately $2.8 million, or 16.7%, compared to $16.6 million for the nine months ended September 30, 2005. The decrease in revenue was primarily due to an approximately $3.6 million decrease in sales of Signature’s Sarbe products, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.5 million. We attribute $2.2 million of the Sarbe product sales decrease to the completion of the Indian government contract in May 2005 and $1.4 million of the Sarbe product sales decrease to other Sarbe product customers, including the UK Ministry of Defence.

Gross Profit and Gross Profit Margin

Gross profit for the nine month period ended September 30, 2006 was approximately $17.5 million, a decrease of approximately $1.1 million, or 5.9%, compared to approximately $18.6 million in the nine month period ended September 30, 2005. As a percentage of revenue, the gross profit margin decreased to 41.6% for the nine months ended September 30, 2006 from 44.2% for the nine months ended September 30, 2005.

Gross profit from operations for each operating segment was as follows (in thousands):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Animal Applications	$10,559	$10,067
GPS and Radio Communications	6,919	8,504
Total	$17,478	$18,571

Gross profit margin from operations for each operating segment was:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	%	%
Animal Applications	37.5	39.6
GPS and Radio Communications	50.0	51.2

The Animal Applications segment’s gross profit increased approximately $0.5 million, or 4.9%, in the nine month period ended September 30, 2006 compared to the nine months ended September 30, 2005. We attribute approximately $0.2 million of the increase to the previously mentioned sales increases and $0.3 million to the inclusion of DSD Holdings A/S for an additional two months of operations in the nine month period ended September 30, 2006. DSD Holdings A/S was acquired on February 28, 2005. The gross margin percentage was 37.5% for the nine month period ended September 30, 2006 compared to 39.6% for the nine month period ended September 30, 2005. We attribute the decrease in gross margin percentage to additional freight and importation duties associated with providing inventory to South America from Denmark and the United States.

The GPS and Radio Communications segment’s gross profit decreased approximately $1.6 million, or 18.6%, in the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross margin percentage. The gross margin percentage decreased to 50.0% in the nine month period ended September 30, 2006 as compared to 51.2% in the nine month period ended September 30, 2005. The decrease in gross margin percentage relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the first six months of 2005.  Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $1.0 million, or 5.7%, in the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 43.3% and 40.9% for the nine months ended September 30, 2006 and 2005, respectively.

Selling, general and administrative expenses for each of the operating segments were as follows (dollars in thousands):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Animal Applications	$10,905	$9,714
GPS and Radio Communications	7,276	7,488
Total	$18,181	$17,202

Selling, general and administrative expenses as a percentage of revenue for each of the operating segments were:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	%	%
Animal Applications	38.8	38.2
GPS and Radio Communications	52.6	45.1

The Animal Applications segment’s selling, general and administrative expenses increased approximately $1.2 million in the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005 and selling, general and administrative expense as a percentage of revenue increased to 38.8% from 38.2% in the same respective periods. The increase in selling, general and administrative expenses relates primarily to a charge of approximately $0.2 million in acquisition expenses, approximately $0.7 million in additional compensation expense, approximately $0.4 million of additional expense related to DSD Holding A/S and increased selling, general and administrative expenses in our South American subsidiaries of $0.3 million.  Such increases are partially offset by decreased insurance expense of $0.3 million. The nine month period ended September 30, 2005 includes seven months of results for DSD Holdings A/S compared to nine months of results in the nine month period ended September 30, 2006.  DSD Holdings A/S was acquired on February 28, 2005.

The GPS and Radio Communications segment’s selling, general and administrative expenses decreased approximately $0.2 million to approximately $7.3 million in the nine month period ended September 30, 2006 from approximately $7.5 million in the nine month period ended September 30, 2005. The decrease in selling, general and administrative expense relates primarily to reduced intangible amortization expense at our subsidiary, OuterLink Corporation, partially offset by increased selling, general and administrative expense at our subsidiary Signature Industries Limited.  As a percentage of revenue, selling, general and administrative expenses increased to 52.6% in the nine month period ended September 30, 2006 from 45.1% in the nine month period ended September 30, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

All of the Company’s out-of-the money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, therefore equity based compensation expense related to stock options granted prior to the adoption of SFAS 123R was immaterial.  In the nine months ended September 30, 2006, the Company granted 2.2 million stock options to employees and directors of Digital Angel Corporation.  As of September 30, 2006 the Company’s unrecognized compensation expense associated with its stock options is estimated to be $4.6 million and is expected to be recognized over a weighted average 6.3 years.   The Company expects approximately 90% of this expense to be included in selling, general and administrative expense.

Research and Development Expense

Research and development expense was approximately $3.4 million in each of the nine month periods ended September 30, 2006 and 2005. As a percentage of revenue, research and development expense was 8.2% and 8.1% for the nine months ended September 30, 2006 and 2005, respectively.

Research and development expense for each of the operating segments was as follows (in thousands):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Animal Applications	$2,097	$2,087
GPS and Radio Communications	1,342	1,283
Total	$3,439	$3,370

The Animal Applications segment’s research and development expense was approximately $2.1 million in each of the nine month periods ended September 30, 2006 and 2005. The research and development primarily consists of new product development.

The GPS and Radio Communications segment’s research and development expense was approximately $1.3 million in the nine month periods ended September 30, 2006 and 2005. Research and development in the nine month period ended September 30, 2006 relates to the continued development of OuterLink Corporation’s next generation of communication system hardware and the development of the 406.6 MHz product family at Signature Industries Limited.

Interest Expense

Interest expense was approximately $0.3 million in each of the nine month periods ended September 30, 2006 and 2005.

Income Taxes

The Company recorded an income tax benefit of approximately $68,000 in the nine month period ended September 30, 2006 and an income tax provision of approximately $110,000 for the nine month period ended September 30, 2005. The income tax benefit for the nine month period ended September 30, 2006 relates to a subsidiary of Daploma International A/S. The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had cash of $3.9 million. Cash used in operating activities totaled approximately $4.0 million and approximately $1.6 million in the first nine months of 2006 and 2005, respectively.

In the first nine months of 2006, the use of cash was due primarily to the net loss of approximately $4.1 million, an increase in inventory of approximately $2.0 million, and a decrease in accounts payable, accrued expenses and deferred revenue of approximately $1.2 million. Partially offsetting these uses of cash were a decrease in accounts receivable of $2.1 million, depreciation and amortization of approximately $1.5 million and non-cash equity based compensation of approximately $0.6 million.

Investing activities used cash of approximately $2.9 million and approximately $2.6 million in the first nine months of 2006 and 2005, respectively. The Company purchased approximately $1.9 million of property and equipment in the first nine months of 2006 and $1.3 million in the first nine months of 2005.  On April 13, 2006 the Company exercised its right to buyout the remaining purchase price for the acquisition of DSD Holdings. The $2.0 million buyout price was satisfied by a cash payment of $1.0 million paid in April 2006 and $1.0 million worth of the Company’s unregistered common stock issued in June 2006.

Financing activities provided cash of approximately $0.7 million in the first nine months of 2006 and used cash of approximately $1.0 million in the first nine months of 2005. In the first nine months of 2006, proceeds to the Company related to stock option exercises were approximately $0.6 million.  In the first nine months of 2005, approximately $1.5 million of cash was used for the purchase of 328,100 shares of treasury stock.

The Company expects that current available funds along with cash generated from operations will adequately fund the Company’s operations for the next twelve months.

Debt, Covenant Compliance and Liquidity

Invoice Discounting Agreement On April 9, 2003, Signature Industries Limited entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003, June 21, 2005 and July 27, 2006, provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1,000,000 (US $1.9 million at September 30, 2006) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues daily at an annual rate of 1.5% above the base rate, as defined in the amended Invoice Discounting Agreement (6.25% at September 30, 2006). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month. Discounting charges of $36,000 and $30,000 are included in interest expense for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, $1.0 million of receivables were financed under the Invoice Discounting Agreement.

Equipment Loans-DSD Holdings  DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.4 million (US $69,000 at September 30, 2006) are payable quarterly. Payments are due through January 2010. The interest rates on the loans are variable and range from 5.116% to 8.137% as of September 30, 2006. As of September 30, 2006, the amount outstanding under the equipment loans was $1.0 million.

Line of Credit-DSD Holdings  DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank A/S. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (US $2.0 million at September 30, 2006) to DKK 18 million (US $3.1 million at September 30, 2006).  In connection with the amendment, Digital Angel Corporation executed a Letter of Support which confirms that Digital Angel Corporation shall maintain its holding of 100% of the share capital of  Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank.  As of September 30, 2006 the amount outstanding under the credit agreement was $2.5 million. The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At September 30, 2006, the annual interest rate on the facility was 5.1%. Borrowing availability under the credit facility considers guarantees outstanding. At September 30, 2006 the borrowing availability on the credit agreement was DKK 1.2 million (US $0.2 million at September 30, 2006). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holdings  As of September 30, 2006, DSD Holdings is party to a note payable with Danske Bank A/S. Principal payments of DKK 0.3 million (US $51,000 at September 30, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.07% at September 30, 2006. As of September 30, 2006, the amount outstanding under the note payable was $0.5 million.

Mortgage Notes Payable  The Company is party to a mortgage notes payable collateralized by land and building. Principal and interest payments totaling approximately $20,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.18%. As of September 30, 2006, the amount outstanding under the mortgage note payable was $2.2 million.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2006 over various future years (in thousands):

		Payments Due by Period
Contractual cash obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable and Long-Term Debt	$7,034	$3,536	$1,219	$2,279	$—
Operating Leases	18,106	776	1,308	1,006	15,016
Employment Contracts	1,465	1,055	410	—	—
	$26,605	$5,367	$2,937	$3,285	$15,016

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has determined that the adoption of SFAS 158 will not have a material affect on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

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

PART II    OTHER INFORMATION

Item 1. Legal Proceedings.

For information with respect to certain legal proceedings, see the information included under the caption entitled, “Litigation” (Note 10) of the “Notes to Condensed Consolidated Financial Statements,” which is incorporated herein by reference.

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

DIGITAL ANGEL CORPORATION
(Registrant)

Dated: November 9, 2006	By:	/s/ James P. Santelli
James P. Santelli
Senior Vice President and Chief Financial Officer