Form 10-K/A
period 2005-12-31
DIGITAL ANGEL CORP
filed 2007-03-01
CIK 771252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 8, 2006, and amended by Amendment No. 1, which was filed with the Commission on April 6, 2006, (as so amended, the “Original Filing”), is being filed to amend the Original Filing as follows:

•                  Revises Part II, Item 9A. Controls and Procedures and includes the Management’s Report on Internal Control and Financial Reporting referenced in Item 9A.

•                  A currently dated consent letter is included from the Company’s Independent Registered Public Accounting Firm dated February 28, 2007; and

•                  Currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-14(a) or 15d-14(a) and 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 are included as exhibits.

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

DIGITAL ANGEL CORPORATION

PART II

Item 9A.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and Principal Accounting Officer, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005.

There were no material changes in the Company’s internal controls over the financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management, under the supervision and with the participation of the Company’s CEO and Principal Accounting Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Angel Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 (with respect to the second paragraph of Note 21, March 31, 2006) expressed an unqualified opinion on those consolidated financial statements which has been included in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2005, previously filed.

EISNER LLP

Florham Park, New Jersey

March 3, 2006

PART IV

Item 15	Exhibits and Financial Statement Schedules

	(a)(3)	The exhibits to this Amendment No. 2 to the Annual Report on Form 10-K/A are described in the Index to Exhibits beginning on page 6.

	(b)	Exhibits
See Item 15(a)(3) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION

Date: February 28, 2007	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

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