Form 10-K
period 2006-12-31
DIGITAL ANGEL CORP
filed 2007-03-08
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-15177
Digital Angel Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1233960 (I.R.S. Employer Identification No.)

490 Villaume Avenue, South St. Paul, MN (Address of principal executive offices)	55075 (Zip Code)
(651) 455-1621
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                    No ☐
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $61.4 million based on the closing sale price as reported on the American Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2007
Common Stock, $.005 par value per share	44,515,823 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2007 Annual Meeting of Stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2006	Part III

DIGITAL ANGEL CORPORATION

PART I
Item 1. Business
Unless the context otherwise provides, when we refer to the “Company,” “we,” “our,” or “us,” we are referring to Digital Angel Corporation and its subsidiaries.
Overview
We and our subsidiaries (either wholly or majority-owned) currently engage in the following principal business activities:
•	the development, manufacture and marketing of visual and electronic identification tags and implantable Radio Frequency Identification, or RFID, microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications; and

•	the design, manufacture, and marketing of global position system, or GPS, enabled equipment used for location tracking and message monitoring of vehicles, aircraft, and people in remote locations.
We presently operate in two business segments: Animal Applications and GPS and Radio Communications.
As of March 1, 2007, Applied Digital Solutions, Inc., or Applied Digital, (NasdaqCM: ASDX) owns 24,573,788 shares (or 55.2%) of our outstanding shares of common stock. Applied Digital is a public company that also owns approximately 60.7% of VeriChip Corporation, or VeriChip, (NasdaqGM: CHIP) and approximately 50.9% of InfoTech USA, Inc. (OTC: IFTH).
We were incorporated in Delaware on December 1, 1981. Our corporate headquarters are located at 490 Villaume Avenue, South St. Paul, MN 55075. Our telephone number is 651-455-1621.
Recent Events
Proposed Acquisition of the Assets of McMurdo Ltd.
On December 14, 2006, Signature Industries Limited, or Signature, our London-based subsidiary operating in our GPS and Radio Communications business segment, entered into an agreement to acquire certain assets and customer contracts of McMurdo Ltd., or McMurdo, a U.K. manufacturer of emergency location beacons, from Chemring Group PLC. Pursuant to the agreement, Signature will acquire certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets exclude certain accrued liabilities and obligations and real property, including the plant facility which Signature will have a license to occupy for a period of nine months after completion of the sale. Under the terms of the agreement, Signature will retain McMurdo’s employees related to the marine electronics business after closing the sale.
The purchase price for the assets is approximately £3,117,000 (approximately $6,106,000 at December 31, 2006), subject to certain adjustments, plus an additional deferred payment of up to £1,500,000 (approximately $2,938,000 at December 31, 2006) based on the value of specified products sold between November 1, 2006 and October 31, 2007. The deferred payment is determined on a threshold basis with a minimum threshold, based on the invoiced value of sales during such period and payable when the parties finalize a statement of the sales. Upon signing the agreement, we paid £250,000 (approximately $490,000 at December 31, 2006) of the purchase price to McMurdo. The balance of the initial purchase price is payable upon closing. If the agreement is terminated or the sale is not completed, McMurdo will be entitled, under certain circumstances, to retain the £250,000 deposit. Under the terms of the agreement, we will guarantee Signature’s obligations for the deferred payment and Chemring will guarantee McMurdo’s obligations for retained liabilities and obligations.
10.25% Senior Secured Debenture Financing
On February 6, 2007, we entered into a securities purchase agreement pursuant to which we sold a 10.25% senior secured debenture in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of our common stock. The debenture matures on February 6, 2010, but we may, at our option, prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. We are obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007.

The debenture is not convertible by the holder(s). However, upon satisfaction of certain conditions set forth in the Debenture, including approval by our stockholders of the Debenture and the availability of an effective registration statement covering the resale of shares by the holder(s), we may, at our option, elect to pay one or more monthly payments of principal and interest with shares of our common stock in lieu of cash. Our decision to make a monthly payment with cash or with shares of our common stock, or a combination of both, will be determined on a monthly basis. Currently, we anticipate making monthly payments with cash. If we elect to make a monthly payment with shares of our common stock, the shares will be valued at an 8% discount to the then current market price of a share of our common stock . If an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest. The proceeds from the financing, approximately $5.6 million, will be used by us to fund a portion of our planned acquisition of certain assets of McMurdo and to invest in the continued growth of our business.
Industry Overview
Our current activities encompass the development and marketing of RFID and GPS enabled identification and location products.
RFID has become an important technology widely adopted and used in the automotive identification market, an industry characterized by identifying and locating objects electronically. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in the retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology seems to possess greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.
The basic components of an RFID system consist of:
•	a “tag,” containing a microchip-equipped transponder, an antenna and a capacitor, attached to the item to be identified, located or tracked, which wirelessly transmits stored information to a receiver;

•	one or more receivers, also referred to as “readers,” which are devices that read the tag by sending out an RF signal to which a tag, in the range of the signal, responds; and

•	the equipment, cabling, computer network and software applications to use the processed data for one or more applications.
Most RFID systems use either “active” or “passive” tags, with the choice reflecting the different characteristics of the tags and the nature of the RFID system application. The key difference in the technology is that active RFID systems deploy tags with battery-powered microchips that emit a signal at regular intervals or continuously and do not rely on power from the reader to operate, while passive RFID systems deploy tags with microchips that have no attached power supply and receive an activating charge from the reader’s signal. Applications that require receipt of signals between the tag and the reader beyond approximately 10 meters in range usually need a battery in the tags.
Our RFID businesses focus on (1) companion pet identification and safeguarding, and (2) livestock/fish identification tracking and food safety and traceability (e.g., livestock tracking).
Pet Identification and Safeguarding
Pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. RFID scanners at animal shelters, veterinary clinics and other locations read the microchip’s unique identification number. Through the use of a database, the unique identification number identifies the animal, the animal’s owner, and other relevant information. As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), we believe the market is expected to expand even further and more rapidly.

Livestock/Fish Identification Tracking and Food Safety and Traceability
The use of RFID technology in the tracking of livestock in the U.S. received a boost in December 2003 when a cow in Mabton, Washington was found to have Chronic Wasting Disease (commonly referred to as Mad Cow Disease), resulting in the banning of the U.S. cattle industry’s exports. Since that time, the U.S. Department of Agriculture (USDA) and other state agencies, and the Canadian government, have been initiating pilot programs designed to test the viability of large-scale food animal identification and tracking systems. Currently, most livestock producers use visual rather than electronic identification tags. Cattle and other livestock tend to move from place to place, and from owner to owner. For this reason, visual tags have limitations in terms of the ability to trace where a diseased animal has been and what other animals could have been exposed to it. The USDA is targeting a national identification system that would allow such tracing within 48 hours, enabling the implementation of quarantines effectively and efficiently and helping to protect the value of farmers’ livestock investments. During 2006, the Canadian government decided to extend a national program through December 2007 for the funding of livestock RFID readers and scanning systems. The government-backed program is part of Food Safety and Quality within Agri-Food Canada to reimburse eligible participants by defraying a part of the cost of RFID equipment used to scan electronically identified animals as they move from farm to market.
RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies, and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish.
GPS and Radio Communications
Global Navigation Satellite System (GNSS) is the standard generic term for satellite navigation systems that provide autonomous geospatial positioning with global coverage. The Navigation Satellite Timing and Ranging Global Position System, or NAVSTAR GPS, which was developed by the U.S. Department of Defense, is the only fully operational GNSS. The satellite constellation is managed by the U.S. Air Force 50th Space Wing. Although the cost of maintaining the system is approximately $400 million per year, including the replacement of aging satellites, GPS is free for civilian use as a public good. In addition to NAVSTAR GPS, there is some indication that other nations may begin deploying GNSS. The Russian GLONASS positioning system is a GNSS in the process of being restored to full operation. The European Union Galileo positioning system is a next generation GNSS in the initial deployment phase, scheduled to be operational in a few years and China has indicated it may expand its regional Beidou navigation system into a global system.
A GPS receiver calculates its position by measuring the distance between itself and three or more GPS satellites. Measuring the time delay between transmission and reception of each GPS radio signal gives the distance to each satellite, since the signal travels at a known speed. The signals also carry information about the satellites’ location. By determining the position of, and distance to, at least three satellites, the receiver can compute its position using trilateration. Receivers typically do not have perfectly accurate clocks and, therefore, track one or more additional satellites to correct the receiver’s clock error.
The original motivation for satellite navigation was for military applications. Today, GNSS systems have a wide variety of civilian uses such as:
•	Navigation, ranging from personal hand-held devices for trekking, to devices fitted to cars, trucks, ships and aircraft;

•	Synchronization

•	Location-based services such as enhanced 911;

•	Surveying

•	Entering data into a geographic information system;

•	Search and rescue;

•	Geophysical sciences; and

•	Tracking devices used in wildlife management.
Our focus is in the areas of search and rescue and locator beacons, and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of industries including the military, air and ground ambulance operators, law enforcement agencies and energy companies. We believe that there is excellent growth potential in each of our markets and particularly, for us, in sales of our military personnel location beacons due to recent technology improvements. However, each market in which we compete is highly competitive.

Operating Segments
We operate in two business segments: Animal Applications and GPS and Radio Communications. In the year ended December 31, 2006, the Animal Applications segment represented 66.8% of our consolidated revenue and the GPS and Radio Communications segment represented 33.2% of our consolidated revenue. Each of these segments is presented below.
Animal Applications Segment
Principal Products and Services
Our Animal Applications segment develops, manufactures and markets visual and electronic identification tags and RFID microchips, primarily for the identification, tracking and location of companion pets, horses, livestock, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. Our Animal Applications segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:

•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, horse, livestock, fish and wildlife industries.
We hold patents on our syringe-injectable microchip for use in animals. Each microchip is individually inscribed and programmed to store a unique, permanent 10 to 16-digit alphanumeric identification code. These microchips are passive electronic devices ranging in size from 12 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The microchip is coupled with an antenna and placed either in a two-piece plastic e.Tag™ or in a glass-like injectable capsule. The e.Tag™ is primarily used in livestock application and typically affixed to the ear of the animal. The implantable microchip is injected under the skin using a hypodermic syringe, without requiring surgery. Each capsule is coated with a polymer, BioBond TM to form adherence to tissue, thereby preventing migration in the host’s body. An associated scanner device uses radio frequency to interrogate the microchips and read the code. During 2006, we received a patent for our Bio-Thermo® implantable microchip product, which provides temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner.
Our pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. RFID scanners at animal shelters, veterinary clinics and other locations read the microchip’s unique identification number. Through the use of a database, the unique identification number identifies the animal, the animal’s owner, and other relevant information. We have an established infrastructure with RFID scanners placed in approximately 75,000 global animal shelters and veterinary clinics. More than 3.5 million companion animals in the U.S. have been enrolled in our distributor’s database, and a pet is recovered in the U.S. by that system every six minutes.
Our miniature RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies, and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish. During 2006, we installed what we believe is the world’s largest RFID ready system, a 16-foot by 16-foot RFID antenna designed to electronically track indigenous salmon populations. In addition, we launched our second generation unitary core transponders. These updated transponders are designed to provide greater reader reliability while increasing reader range.
In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, we also produce visual and RFID identification products, principally for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. We have marketed visual identification products for livestock since the 1940s. We have marketed electronic identification products for livestock since the late 1990s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers and as part of various pilot studies for the USDA’s and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of our sales to livestock producers. However, the use of electronic identification products by livestock producers has been steadily increasing, and we expect the trend toward electronic identification products to continue.

In addition to the use in animal applications, our implantable microchip was cleared by the FDA (Food and Drug Administration) for medical applications in humans in the United States in October 2004. We have a long-term exclusive distribution and licensing agreement with Verichip covering the manufacturing, purchasing and distribution of the implantable microchip. Sales to Verichip were $0.4 million, $0.7 million, and $0.1 million in the years ended December 31, 2006, 2005 and 2004, respectively.
Growth Strategy
The principal components of our Animal Applications segment’s growth strategy are to:
•	Focus on animal identification products in the growing livestock, fish and wildlife industries;

•	Become a major player in the food source traceability and safety tracking systems arena; and

•	Increase our market share in the pet identification and equine markets with enhanced products such as our Bio-Thermo product.
Through our Animal Applications segment, we are one of the leading suppliers in the U.S. of RFID-enabled implantable microchip products for companion animals, laboratory animals, fish and wildlife, and visual and electronic identification tags for livestock. The chipping of companion pets has increased in Europe, in part, because in 2004, several European countries began requiring that all pets crossing their borders be identified with either a tattoo or a microchip. In addition, world-wide standardization of the frequency on which the microchips operate will most likely lead to higher world-wide chipping rates. Our chips can be read by the world standard, which is 134.2 kilohertz.
The USDA, the states of Kansas and Minnesota, and the government of Canada are utilizing our RFID system for use in their respective large-scale food animal identification programs. These pilot programs may lead to implementation of national and/or regional RFID-enabled identification programs.
In April 2006, we were awarded a U.S. Patent for our Bio-Thermo® temperature sensing implantable RFID microchip designed for non-laboratory applications that uses RFID technology to determine the body temperature of its host animal. Potential applications for the Bio-Thermo® chip include non-invasive monitoring of temperatures in cats, dogs, livestock and horses and early detection of infectious diseases such as Avian Bird Flu in poultry. We have begun a national initiative to target the use of our Bio-Thermo microchips to address the more than $100 million U.S. equine market for identification products. There are approximately eight million horses in the U.S. that are covered by identification and health status surveillance, which is required by local and state equine animal health professionals. Since late 2005, the California Horseracing Board, a division of the California Department of Agriculture, has been using federal funds to implant all new, in-coming young horses entering their racing career, with our Bio-Thermo microchips. To date, the California Horseracing Board has purchased 1,500 Bio-Thermo chips, out of an order of 4,000, and an estimated 500 horses at Southern California racetracks have already been successfully implanted. The New York State Horse Health Assurance Program recently implemented a comprehensive health campaign that utilizes Bio-Thermo microchips, and other state agencies are expected to launch similar programs.
In addition, future product enhancements include read/write microchips and new scanning systems that will extend the capabilities of our products while integrating them with evolving animal management systems. We intend to continue to develop new products based on our customers’ needs. We plan to continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety.
Sales, Marketing and Distribution
Our companion pet identification and location system is marketed in the U.S. by Schering-Plough Animal Health Corporation, or Schering-Plough, under the brand name Home Again® Pet Recovery Service. In February 2007, we signed a new exclusive distribution agreement with Schering-Plough Home Again LLC, a wholly owned subsidiary of Schering-Plough, to provide electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. Schering-Plough’s new network, which markets the complete electronic pet identification system under the brand name HomeAgain®, is the nation’s first comprehensive system to assist in the search for lost pets. The new Schering-Plough distribution agreement is for a period of two years, which may be extended for one year, and does not provide for minimum purchase requirements by Schering-Plough.
Our product is also marketed by various other companies, including (i) in some countries in Europe by Merial Pharmaceutical under the Indexel® brand; (ii) in the United Kingdom and Ireland by Animalcare under the idENTICHIP® brand; and (iii) in other European countries and in Australia, New Zealand and Japan by various distributors under the LifeChip® brand. We have an established infrastructure with readers placed in approximately 75,000 global animal shelters and veterinary clinics.

BioMark, Inc. is our U.S. distributor for our fish and wildlife RFID microchip products. Electronic identification products for livestock are sold directly to our customers under the Destron brand. We have multi-year supply and distribution agreements with certain customers, which have varying expiration dates. The remaining terms of such agreements are between one and eight years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Our agreements generally do not have minimum purchase requirements and can be terminated without penalty.
For the year ended December 31, 2006, Schering-Plough accounted for approximately 15% of our revenues. We believe we would be able to arrange for a third party to distribute our implantable microchips in the U.S. if Schering-Plough no longer distributed them. However, it may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party, which may negatively affect future sales.
Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.
Competition
The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are AllFlex USA, Inc. and Y-Tex Corporation, and the principal competitors in the RFID identification market are Avid Identification Systems, Inc., AllFlex, USA, Inc., and Datamars SA. We believe that our intellectual property position and reputation for high quality products are our competitive advantages.
Our principal competitors in Europe are Allflex and Merko. We believe that our efficient low cost production, reputation for high quality ear tags and our clear focus on the market are our competitive advantages. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.
Manufacturing; Supply Arrangements
Our Animal Applications segment has not been materially adversely affected by the inability to obtain raw materials or products during the past three years. The segment relies solely on a production arrangement with Raytheon Microelectronics España, a subsidiary of Raytheon Company, (RME), for the assembly of its patented syringe-injectable transponders. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is our preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders are owned by us; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for us to arrange for production of the transponders by a third party. Accordingly, we cannot assure that we would be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.
Our Animal Applications segment’s other principal suppliers are TSI Molding, Inc., BASF Corporation and Creation Technologies. We generally do not enter into contracts with these suppliers.

GPS and Radio Communications Segment
Principal Products and Services
Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of vehicles, aircraft, and people in remote locations. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve commercial and military markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and

•	Alarm sounders for industrial use and other electronic components.
GPS Enabled Search and Rescue Equipment and Intelligent Communications Products
Our Personal Locator Beacons, or PLB’s, which are sold under the SARBE™ brand name are used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. Our majority owned subsidiary, Signature, which is based in the United Kingdom, has been developing and manufacturing PLB’s for five decades. Reports of Second World War airmen and sailors at sea awaiting rescue with little more than the faint hope that a passing ship would find them was the catalyst that inspired Signature to develop a new way of saving lives by making the search part of search and rescue more effective. Today, we believe that we are a world-leading supplier of PLB’s and our SARBE trademark is widely considered a generic term for these devices, which are now found on ships, aircraft and submarines in the armed forces of over 40 countries. United Kingdom airmen were among the first to carry these lifesaving devices. Today every Royal Air Force, Royal Navy and Army airman carries a SARBE. PLB’s are also packed in the survival packs of life rafts on military ships. Our latest generation SARBE for military personnel is the software-defined SARBE G2R, which provides true global reach and recovery. This programmable radio features peacetime and combat modes. As with previous PLB’s, G2R can be configured to operate with any fast jet ejection seat and incorporates a specially designed system that automatically activates the beacon and deploys the antenna to the optimum position. This ensures that even if aircrew are unconscious or injured, the SARBE transmission will be initiated immediately as no human intervention is required, reducing the time it takes to initiate a search. Our SARBETM G2R has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons.
We are also a distributor of two-way communications equipment in the United Kingdom. Our products range from conventional radio systems for the majority of radio users, for example, safety and security, construction, manufacturing, and trunked radio systems for large scale users, for example local authorities and public utilities. We also offer marine radios, air band radios and Immarsat communication equipment for use on a global basis.
GPS and Geosynchronous Satellite Tracking Systems
Our GPS and geosynchronous satellite tracking systems, which are sold through our wholly-owned subsidiary, OuterLink Corporation, or OuterLink, include tracking software systems for mapping, automatic vehicle location, and voice and text messaging. These systems provide security of high-value assets, such as airplanes, helicopters, trucks, ambulances and marine fleet. The systems consist of a terminal, interface/display units, antennas, management software and messaging and voice services. Mounted in either mobile or fixed assets, our terminals are bi-directional satellite transceivers that provide remote processing and interface to sensors, switches and real-time GPS services. Our terminals interface with display units to deliver arm/disarm control, 2-way text and voice messaging and emergency alerts. We provide a variety of antennas that match environmental, operational and installation equipment. Our CommTrack 2007™ system software is a powerful base-station platform for mobile resource management. Our real-time, 2-way data voice and voice messaging services between operation centers and mobile assets allow for automatic flight following asset tracking and fleet management.
Alarm Sounders
We also manufacture electronic alarm sounders under the Clifford & Snell name. These products are used to provide audible and or visual signals, which alert personnel in hazardous areas, including the oil and petrochemical industry, and in the fire and security market. Our recent Yodalex explosion proof sounders and strobes include an omni-directional, high-sound output with sounder/strobe combination all sharing a common explosion proof enclosure.

Growth Strategy
We believe that our PLB’s offer the greatest source of growth for our GPS and Radio Communications segment. We expect to see an increase in the demand for our beacons over the next two years as air forces upgrade their gear. Air forces in the United Kingdom and the U.S. will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. In August 2006, we were awarded a contract by the U.S. Air Force to develop a new survival radio for military aircraft. We were one of only two companies to win the contract to develop a new radio to replace the URT33, which is carried in aircrew survival packs and sets off a distress signal in an emergency. The URT33 will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by COSPAS-SARSAT on February 1, 2009.
In addition, on December 14, 2006, Signature, our London-based subsidiary, entered into an agreement to acquire certain assets and customer contracts of McMurdo Ltd., a U.K. manufacturer of emergency location beacons, from Chemring Group PLC. McMurdo has a worldwide distribution network of approximately 60 outlets. We believe this acquisition will increase the revenue base of our survival radio business and significantly broadens our product offerings in both the maritime and military sectors.
We are also developing, under a joint venture agreement, an automatically activated and deployed emergency radio for the Royal Netherlands Navy, which will alert rescue authorities and pinpoint a stricken submarine submerged or on the surface. We are also pursing opportunities to supply beacons to Scorpene submarines that have been ordered by the Navies of Malaysia, India and Chile.
We believe that another significant growth opportunity will come in the next few years when the Galileo GNNS network of satellites is launched and becomes operational. This European GNNS system is set to begin satellite launches in 2007 and is likely to add the facility for a confirmation message to be relayed back to the active beacon, so those awaiting rescue will know immediately that their signal has been received and that help is at hand; something the present satellite structure can’t do. It will add an additional degree of confidence to anyone in distress with a PLB.
Sales and Distribution
We sell our PLB’s and our GPS and Geosynchronous Satellite Tracking Systems directly to our customers through a direct sales force of approximately six personnel, and through supply and distribution agreements, which have varying expiration dates. The remaining terms of such agreements are between one and three years.
We sell our alarm sounders through various distributors located in Europe, Australia, New Zealand, Hong Kong, Japan, South Africa Singapore and the U.S. We are also a distributor of two-way communication equipment in the United Kingdom. Our agreements with these distributors have varying expiration dates.
Competition
Principal methods of competition in our GPS and Radio Communications segment include geographic coverage, service and product performance. The principal competitors for our PLB’s are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. We believe that being first to market with GPS in our search and rescue beacons as well as the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.
The principal competitors for our GPS and Geosynchronous Satellite Tracking Systems are Blue Sky Networks, Sky Connect and Comtech Mobile Data Com. We believe our competitive advantages are lower cost communications, more frequent reporting on a near real time basis and the ability to provide additional messaging capabilities in addition to vehicle tracking.
Manufacturing; Supply Arrangements
Our GPS and Radio Communications segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. This segment’s principal suppliers are Contract Components LTD., Motorola LTD., and Delta Impact LTD. We generally do not enter into contracts with these suppliers.

Financial Information About Segments
Revenues from our various segments over the prior three years can be broken down as follows:

	For the Years Ended
	December 31,
(In thousands)	2006	2005	2004
Animal Applications	$38,058	$35,972	$25,871
GPS and Radio Communications	18,922	20,854	20,431

Total	$56,980	$56,826	$46,302
Refer to the segment information in Note 19 to our Financial Statements.
Warranties
We offer our customers a limited warranty for a period of between twelve and twenty four months on certain of our products that the products will be free from defects in workmanship and quality. Under the terms of our warranty, we shall, at our sole option, repair or replace the covered products at no cost to our distributor or customer.
Backlog
We generally produce goods to fill orders received and anticipated orders based on distributors’ forecasts. We also maintain inventories of finished goods to fill customer orders with short lead times. As a result, we generally do not have a significant backlog of orders, and any such backlog is not indicative of future sales.
Research and Development
During 2006, we spent $4.8 million ($2.7 million in the Animal Applications segment and $2.1 million in the GPS and Radio Communications segment) on research and development activities relating to the development of new products or improvements of existing products. We spent $4.7 million ($3.0 million in the Animal Applications segment and $1.7 million in the GPS and Radio Communications segment) in 2005 and $2.8 million ($2.2 million in the Animal Applications segment and $0.6 million in the GPS and Radio Communications segment) in 2004.
Government Agreements
Customers for our electronic identification devices for fish include government contractors that rely on funding from the United States government. Since these contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for our products. Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations and result in a decline in the market value of our common stock. The GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, primarily relating to military applications. The loss of, or a significant reduction in, orders from these or our other major customers could have a material adverse effect on our financial condition and results of operations.
Employees
As of March 1, 2007 we have 314 full time employees, including 11 in management, 20 in sales positions, 78 in administrative positions, 29 in technical positions and 176 in production positions. Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2008. We believe our relations with our employees are good.

Government Regulation
Regulation of RFID Technologies
Our active RFID systems, as well as our RFID systems that use our implantable microchip, rely on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with numerous laws and regulations in the U.S. and other jurisdictions where we sell our products. These laws and regulations relate to, among other things, the design, testing, marketing, operation and sale of RFID devices, and seek to ensure that such devices do not cause interference to licensed spectrum services, mislead consumers regarding their operational capabilities, or produce emissions that are harmful to human health. In the U.S., the Federal Communications Commission, (or FCC) is the regulatory agency responsible for implementing these regulations and requires that RFID devices, including those we market, and sell must be authorized and comply with all applicable technical standards, operational and design requirements, and labeling requirements prior to being marketed in the U.S. Other countries in which we market and sell our RFID systems impose similar regulatory requirements upon us and often require us to pre-register and clear our products prior to actively marketing and selling to customers. As we enter new markets, the time required to comply with these requirements can delay our ability to actively market and sell our products.
Regulation by the FDA
Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the U.S. will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a pre-market approval application, or PMA, from the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a pre-market notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring pre-market approval.
We have registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the quality system regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process. These inspections may include the manufacturing facilities of our suppliers. Our manufacturing facility located in St. Paul, Minnesota, was inspected by the FDA in late May and early June 2006, during which the FDA inspector conducted a routine Level II Quality System Inspectional Technique inspection. During the inspection, the FDA inspector made three verbal observations regarding deviations in our quality system unrelated to our implantable microchip. It is our understanding that we have corrected the three deviations. To our knowledge, the Raytheon Microelectronics España facility has not yet been inspected by the FDA.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, issuance of refunds, recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

•	criminal prosecution.

Federal Aviation Authority and Transport Canada
We are licensed by the FCC to transmit at specified frequencies on satellites. Our aviation equipment must meet the approval of the Federal Aviation Authority and Transport Canada for manufacturing, installation and repair.
National Animal Identification System
The USDA is involved in the development and implementation of a planned National Animal Identification System (NAIS) as well as in the regulation of certain aspects of the companion animal business. While the regulations governing these activities are not yet finalized, we believe that such regulations will have an impact on our operations in the livestock and companion animal markets. Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine, and the FDA has determined that our product, as presently configured, is unregulated.
Foreign Regulations
In addition to the regulations discussed above, certain of our products are subject to compliance with applicable regulatory requirements in those foreign countries where these products are sold. The contracts we maintain with our distributors in these foreign countries generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which these distributors sell our products.
Environmental Matters
We do not anticipate any material effect on our capital expenditures, earnings, or competitive position due to compliance with government regulations involving environmental matters.
Intellectual Property
We own various patents and trademarks which we consider in the aggregate to constitute a valuable asset. We believe certain of our patents may offer a significant competitive advantage and/or barrier to entry in the Animal Applications segments.
Digital Angel and Bio-Thermo are registered trademarks. SARBE has trademark protection in Europe. The following patents are among those owned by us:
•	U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders,” issued on May 18, 1993. This patent covers a portion of the implantable microchip technology, which we license to VeriChip. In 1994, Destron/IDI, Inc., a predecessor company to us, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Application segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. We retained all rights to the patent in connection with our animal applications business. This patent expires in 2008.

•	U.S. Patent No. 7,176,846, “Passive Integrated Transponder Tag With Unitary Antenna Core,” issued on February 13, 2007 covers our method of manufacturing an RFID microchip wherein the coil and integrated circuit are unified thereby allowing more space for coil material, which enables a greater capture of magnetic field resulting in longer read distance. This patent expires in 2020.

•	U.S. Patent No. 7,015,826, “Method And Apparatus For Sensing And Transmitting A Body Characteristic Of A HOST,” issued on March 21, 2006. This patent covers our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal. This patent expires in 2023.

•	U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” issued on September 14, 1999. This patent covers our RFID tag readers that are capable of reading different RFID tags of different frequencies or differing communications protocols. The patent expires in 2016.

•	U.S. Patent No. 5,041,826, “Identification System,” issued on August 20, 1991. This patent covers our RFID tag readers and the communication protocol used to communicate with RFID tags. This patent expires in 2008.

•	U.S. Patent No. 5,166,676, “Identification System,” issued on November 24, 1992. This patent covers our RFID tags and the communication protocol used to communicate with RFID tag readers. This patent expires in 2009.

•	U.S. Patent No. 6,369,694, “Apparatus And Method For Remotely Testing A Passive Integrated Transponder Tag Interrogation System,” issued on April 9, 2002. This patent covers our method for remotely testing transponders within a fixed field. This patent expires in 2020.

•	U.S. Patent No. 6,700,547, “Multidirectional Walkthrough Antenna,” issued on March 2, 2004. This patent covers our walkthrough antenna for communicating with interrogators used to read information from transponders attached to livestock. This patent expires in 2020.

•	U.S. Patent No. 6,833,790, “Livestock Chute Scanner,” issued on December 21, 2004. This patent covers our interrogator device for reading a plurality of transponders including reading a plurality of transponders attached to livestock. This patent expires in 2020.
Seasonality
No significant portion of our business is considered to be seasonal, however, our Animal Applications and GPS and Radio Communications segments’ revenue, while not considered to be seasonal, may vary significantly based on government procurement cycles and technological development. Our Animal Applications segment’s revenues and operating income can be affected by the timing of animal reproduction cycles.
Financial Information About Geographic Areas
Information concerning principal geographic areas as of and for the years ended December 31, 2006, 2005, and 2004, was as follows:

			All Other
	United	United	Foreign
(In thousands)	States	Kingdom/Denmark	Countries	Consolidated
2006
Net revenue from external customers	$29,183	$14,970	$12,827	$56,980
Long-lived assets excluding goodwill and other intangible assets, net	5,797	4,242	220	10,259
2005
Net revenue from external customers	$26,019	$16,830	$13,977	$56,826
Long-lived assets excluding goodwill and other intangible assets, net	4,508	3,824	270	8,602
2004
Net revenue from external customers	$29,743	$4,369	$12,190	$46,302
Long-lived assets excluding goodwill and other intangible assets, net	4,569	1,101	277	5,947
Availability of Reports and Other Information
Our corporate website is www.digitalangelcorp.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “News-SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). In addition, the SEC’s website is www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Additionally, our reports, proxy, and information statements may be read and copied at the SEC’s public reference room at 100 F. Street, NE, Washington DC 20549. Information on our website or the SEC’s website is not part of this document.

Item 1A. Risk Factors
We have a history of operating losses and negative cash flows and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.
Historically, we have incurred losses and have generated negative cash flows from operations. We incurred a consolidated loss from continuing operations of $6.8 million, $9.7 million, and $3.9 million in 2006, 2005, and 2004, respectively. Our consolidated operating activities used cash of $5.5 million and $3.2 million during the years ended December 31, 2006 and 2005, respectively and provided cash of $2.5 million during the year ended December 31, 2004. During these periods, we have funded our operating cash requirements, as well as our capital needs, with the proceeds from investing and financing activities.
We expect to continue to incur consolidated operating losses for the foreseeable future. Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control, including the future demand for our RFID and GPS systems. If demand for such systems does not reach anticipated levels, or if we fail to manage our cost structure, we may not achieve or be able to sustain profitability.
As of December 31, 2006, we and our subsidiaries, had cash and cash equivalents aggregating $1.6 million. We believe that we currently have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our profitability and cash flows from operations depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. If, in the future, we are not successful in managing these factors and achieving our goal of profitability and positive cash flows from operations, we may not have sufficient funds to operate our business, which could ultimately result in our inability to continue operations in the normal course.
The terms of our 10.25% Senior Secured Debenture subject us to the risk of foreclosure on substantially all of our assets and the assets of our subsidiaries.
We may not have sufficient funds to repay our obligations on the 10.25% senior secured debenture when it matures. Accordingly, we may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets. There can be no assurance that we can obtain the funds needed, if any, to repay the obligations from any one or more of these other sources on favorable economic terms or at all. If we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantaged terms, which could result in losses to us and could have a material adverse effect on our financial condition.
To secure the repayment of all debts, liabilities and obligations owed in connection with the 10.25% Senior Secured Indenture, we and our subsidiaries Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., and Digital Angel Holdings, LLC have granted to the holder(s) security interests in and liens upon substantially all of our and such subsidiaries’ property and assets. In addition, such subsidiaries have guaranteed all of our debts, liabilities and obligations to the holder(s). If an event of default occurs under the debenture, we could be required to redeem the debenture at a premium of 110% of outstanding principal and would subject us to foreclosure by the holder(s) of our 10.25% Senior Secured Debenture on substantially all of our and our subsidiaries’ property and assets to the extent necessary to repay any amounts due. Any such default and resulting foreclosure will have a material adverse effect on our financial condition.
Applied Digital has significant voting control over us. This may delay, prevent or deter corporate actions that may be in the best interest of our stockholders.
As of March 1, 2007, Applied Digital is the beneficial owner of 55.2% of our common stock, and it controls us with respect to all matters upon which our stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of our company even when such a change may be in the best interests of all our stockholders. It could also have the effect of depriving stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or assets and might affect the prevailing market price of our common stock.

Conflicts of interest may arise among Applied Digital, Verichip and us that could be resolved in a manner unfavorable to us.
Questions relating to conflicts of interest may arise between Applied Digital, our parent company, and/or Verichip, a subsidiary of Applied Digital, on the one hand, and us, on the other, in a number of areas relating to our past and ongoing relationships. The chairman of our board of directors, Scott R. Silverman also serves as the chairman of the board of Applied Digital and Verichip.
Areas in which conflicts of interest between or among Applied Digital, Verichip and us could arise include, but are not limited to, the following:
Cross directorships and stock ownership. The equity interests of our directors in Applied Digital or service as a director of both Applied Digital and us could create, or appear to create, conflicts of interest when directors are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to, among other matters:
•	the nature, quality and cost of services rendered to us by Applied Digital;

•	the desirability of a potential acquisition or joint venture opportunity;

•	employee retention or recruiting; and

•	our dividend policy.
Intercompany transactions. From time to time, Applied Digital or its affiliates, including Verichip, may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of Applied Digital and/or the applicable affiliate and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s-length negotiations with an unaffiliated third party.
Intercompany agreements. We are the sole supplier of our implantable microchip under an agreement with Verichip. The terms of this agreement were established while we and Verichip were controlled by Applied Digital and were not the result of arm’s-length negotiations. In addition, conflicts could arise in the interpretation, or in connection with any extension or renegotiation, of the existing agreement.
Since we are controlled by Applied Digital, certain independence protections provided by the AMEX Rules are currently not in place.
As we are controlled by Applied Digital, we are not required to comply with certain rules and requirements of the American Stock Exchange, which we refer to as the AMEX Rules. Specifically, we are not required to have a majority of independent directors or an independent Nominating Committee. Instead, our full Board of Directors considers and nominates candidates proposed for election. One of our six directors serves as a director of Applied Digital. Therefore, certain independence protections provided by the AMEX Rules are not currently in place.
We obtain the implantable microchip used in our Animal Applications segment’s products from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase our per-unit cost of production of the microchip.
We obtain the implantable microchip used in our Animal Applications segment’s products from RME, the actual manufacturer, under a supply agreement between us and RME. The term of that agreement expires on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. We and RME each own certain of the automated equipment and tooling used in the manufacture of the microchip. Accordingly, it would be difficult for us to arrange for a third party, other than RME, to manufacture the implantable microchip if for any reason RME was unable or unwilling to manufacture the implantable microchip or if RME did not manufacture sufficient implantable microchips for us to satisfy our requirements. Even if we were able to arrange to have the implantable microchip manufactured in another facility, we currently believe making such arrangements and commencement of production could take at least three to six months. A supply disruption of this length could cause customers to cancel orders, negatively affect future sales, and damage our business reputation. In addition, the per-unit cost of production at another facility could be more than the price per unit that we currently pay.

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
In addition, other companies could enter this line of business in the future. Many of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and those competitors may develop or market technologies and products that are more widely accepted than ours or that would render our products obsolete or noncompetitive.
The expiration of patents in 2008 and 2009 covering the implantable microchip technology used in our Animal Applications segment will expose us to potential competition that may have a material adverse effect on our sales and results of operations.
We rely on patents covering our implantable microchip technology used in our Animal Applications segment. For the year ended December 31, 2006, sales of our products relying on this technology were $13.8 million. These patents expire in 2008 and 2009. Without patent protection, our competitors may independently develop similar technology or duplicate our systems, which may have a material adverse effect on our sales and results of operations.
Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our business.
Our success depends significantly on our ability to:
•	maintain patent and trade secret protection;

•	obtain future patents and licenses; and

•	operate without infringing on the proprietary rights of third parties.
There can be no assurance that the measures we have taken to protect our intellectual property will prevent the misappropriation or circumvention of our intellectual property. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others. Litigation to establish the validity of patents and to assert infringement claims against others can be expensive and time-consuming, even if the outcome, which is often uncertain, is in our favor. Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.
If others assert that our products infringe their intellectual property rights, we may be drawn into costly disputes and risk paying substantial damages or losing the right to sell our products.
We face the risk of adverse claims and litigation alleging our infringement of the intellectual property rights of others. If infringement claims are brought against us or our suppliers these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation.
If we or our suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:
•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•	expend significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; and

•	obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.
Ultimately, we could be prevented from selling a product or otherwise forced to cease some aspect of our business operations as a result of any intellectual property litigation. Even if we or our suppliers are successful in defending an infringement claim, the expense, time delay, and burden on management of litigation and negative publicity could have a material adverse effect on our business.
Our inability to safeguard our intellectual property may adversely affect our business by causing us to lose a competitive advantage or by forcing us to engage in costly and time-consuming litigation to defend or enforce our rights.
We rely on copyrights, trademarks, trade secret protections, know-how, and contractual safeguards to protect our non-patented intellectual property, including our software technologies. Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements, the confidential information will not be disclosed, others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information, or that we can meaningfully protect our confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information, and failure to maintain the confidentiality of our confidential information could adversely affect our business by causing us to lose a competitive advantage maintained through such confidential information.
Disputes may arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could have a material adverse effect on our business, financial condition and results of operations by delaying our ability to commercialize innovations or by diverting our resources away from revenue-generating projects.
Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.
The laws of some foreign countries do not protect intellectual property to as great an extent as do the laws of the United States. Policing unauthorized use of the intellectual property utilized in our systems and system components is difficult, and there is a risk that our means of protecting our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems, which would likely reduce our sales in these countries. Furthermore, some of our patent rights may be limited in enforceability to the United States or certain other select countries, which may limit our intellectual property rights abroad.
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

We rely heavily on revenues derived from sales to various governmental agencies of our animal identification and search and rescue beacon products, and the loss of, or a significant reduction in, orders from these customers could result in significant losses and deficits in cash flows from operations.
Our principal customers for electronic identification devices for fish are Pacific States Marine, a government contractor that relies on funding from the U.S. government, and the U.S. Army Corps of Engineers. Our GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. Under certain contracts, a government agency is permitted to terminate its contract for convenience, including in cases when funds are no longer appropriated. Because we rely on revenues and cash flows generated from contracts, directly or indirectly, with governmental agencies, the loss of any such contract would result in a decrease in revenues and cash flows, and such a decrease may be significant and thereby have a material adverse effect on our financial condition and results of operations.
Loss of our principal distributor or customers could negatively affect our net revenue.
Our pet identification and location system is marketed in the U.S. by Schering-Plough. For the year ended December 31, 2006, Schering-Plough accounted for approximately 15% of our revenues. It may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party. The loss of Schering-Plough as our exclusive distributor may negatively affect future sales.
Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.
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
We depend on a small team of senior management to manage our business effectively, and if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.
Our future success depends, in part, on certain key employees, including Kevin McGrath, our chief executive officer and president, and key technical and operations personnel, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, operations, finance and accounting, sales, and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.
Our foreign operations pose additional risks to our business.
We operate our business and market our products internationally. During the year ended December 31, 2006, approximately 49% of our sales were to foreign countries. Our foreign operations are subject to the risks described above, as well as risks related to compliance with foreign laws and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, currency exchange rate fluctuations, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could have an adverse effect on our financial results.

Our results of operations may be adversely affected if we write-off goodwill and other intangible assets.
As of December 31, 2006, we had recorded goodwill of approximately $51.2 million. On January 1, 2002, we adopted FAS 142, which requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. In the fourth quarters of 2006, 2005 and 2004, we performed our annual impairment test for goodwill and certain other intangible assets using a fair value based approach, primarily discounted cash flows. Based on our evaluations, goodwill and other intangible assets were not impaired as of December 2006 and December 2004. However, during the fourth quarter of 2005, we recorded an impairment charge of approximately $7.1 million for goodwill and other intangible assets associated with our Outerlink subsidiary.
We assess the fair value of our goodwill and other intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill and our other intangible assets. Impairment charges could have a material adverse effect on our operating results and financial condition.
We have effected or entered into (and will likely continue to effect or enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, as a result, the value of our common stock may be further diluted.
We have effected and entered into (and will likely continue to effect and enter into) capital raising transactions, acquisitions, legal settlements, and contracts for services that involve the issuance of shares of our common stock or securities convertible into or exchangeable for such shares. In addition, if we elect to make the monthly payment due under the $6 million Senior Secured Debenture in shares of our common stock in lieu of cash, they will be valued at a discount to the then current market price of a share of our common stock and may be dilutive to the value of our common stock. These share issuances may be dilutive to the value of our common stock and may result in a decrease in the market price of our common stock.
The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.
As of March 1, 2007, we had approximately 11,780,000 options and 1,229,000 warrants outstanding to purchase from us a total of 13,009,000 shares of common stock at exercise prices ranging from $0.05 to $10.50 per share. As of March 1, 2007, the weighted average exercise price of the options and warrants outstanding was $3.72. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise may adversely affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Animal Applications
We own a 79,692 square foot (gross building area) masonry and steel industrial two-building complex located in South St. Paul, Minnesota that is currently occupied by the Animal Application segment’s administrative, sales, engineering and manufacturing operations. The property is encumbered by a mortgage in the aggregate principal amount of $2.2 million.
We lease 2,600 square feet in an office building located in Delray Beach, Florida for certain corporate employees. The lease expires in January 2011.
We lease 1,497 square feet of office space in Buenos Aires, Argentina. The lease expires in February, 2008.
We lease 970 square feet of office space in Brazil. The lease is month to month.

Our subsidiary DSD Holdings A/S leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holdings’ administrative and production operations. The lease agreement has no expiration but includes a three month termination notice requirement that can be utilized by the owner or DSD Holdings A/S. DSD Holdings A/S leases the building from LANO Holding ApS which is 100% owned by Lasse Nordfjeld, President of our Animal Applications business segment . In addition, DSD Holdings leases a 1,900 square foot building in Warsaw, Poland. The lease agreement has no expiration but includes a one month termination notice requirement that can be utilized by the owner or DSD.
GPS and Radio Communications
Our subsidiary Signature Industries Limited leases, under a long-term lease expiring September 2042, a 60,000 square foot building located in Thamesmead, London that is currently occupied by administrative, sales, engineering and manufacturing personnel. In addition, Signature leases three single-story buildings totaling 5,400 square feet within a small industrial estate in Springburn, Glasgow for repair and servicing operations and leases approximately 983 square feet of office space in Aberdeen, Scotland. The lease for these three buildings expires in 2010.
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
Item 3. Legal Proceedings
Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.
On October 20, 2004, we commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. The suit alleged that Allflex and PetHealth marketed and sold a syringe implantable identification transponder that violated our patent. Allflex moved for a judgment on the pleadings, asserting that a license agreement between Allflex and us should act as a bar to a case for infringement, which motion we contested. The Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying our motion for leave to amend, and final judgment in the action was entered on February 21, 2006. Upon our appeal to the Federal Circuit Court of Appeals in Washington, D.C., the Court found in favor of the Defendants.
Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.
On October 20, 2004, we commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe our 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit seeks, among other things, an adjudication of infringement, injunctive relief, and actual and punitive damages. We believe that the suit is well-grounded in law and fact. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, in which, in management’s assessment, the court largely adopted our analysis on the scope of the claims in the subject patent. The parties are continuing discovery in light of that order. Trial is anticipated in mid to late 2007.
Crystal Import Corporation v. Digital Angel, et al.
On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and us in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against us. On October 12, 2005, the Alabama Court transferred the action to Minnesota. Following the docketing of the action in Minnesota, we and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. The Court recently lifted a stay of the matter and discovery is expected to commence in the near future. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to us from this lawsuit.

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.
On or about June 2, 2005, the we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine our rights and liabilities under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company that entered into a distribution agreement for a product that was then under development by us but the development of which was subsequently abandoned. The case is in the initial discovery stages. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to us from this lawsuit.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the American Stock Exchange (AMEX) under the symbol “DOC.” The following table shows the high and low sales prices for our common stock as reported on AMEX for the periods indicated. On February 28, 2007, the last reported sale price of our common stock was $2.49. As of February 28, 2007, there were 44,515,823 shares of our common stock issued and outstanding, and we had approximately 168 stockholders of record.

	High	Low
YEAR ENDED DECEMBER 31, 2006
Fourth Quarter	$3.21	$2.50
Third Quarter	$3.56	$2.46
Second Quarter	$4.39	$3.11
First Quarter	$4.30	$3.00
YEAR ENDED DECEMBER 31, 2005
Fourth Quarter	$3.43	$2.32
Third Quarter	$4.52	$2.87
Second Quarter	$5.49	$3.66
First Quarter	$8.55	$3.80
We did not declare or pay dividends on our common stock in the years ended December 31, 2006 or 2005. We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.
Performance Graph
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this Annual Report, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, they shall not be deemed to be “soliciting material” or “filed” with the SEC.
The following graph shows the total return to shareholders of an investment in our common stock as compared to (i) an investment in The AMEX Composite Index and (ii) an investment in The AMEX Consumer Manufacturing Index.
Total shareholder return is determined by dividing (i) the sum of (A) the cumulative amount of dividends for a given period (assuming dividend reinvestment) and (B) the change in share price between the beginning and end of the measurement period, by (ii) the share price at the beginning of the measurement period.

	12/01	12/02	12/03	12/04	12/05	12/06
Digital Angel Corporation	100.00	52.04	96.73	157.76	62.86	52.04
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
AMEX Consumer Manufacturing	100.00	100.77	129.27	150.15	154.52	185.05

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2006, the following shares of our common stock were authorized for issuance under our equity compensation plans:
Equity Compensation Plan Information

(c)
Number of
securities
remaining
	(a)		available for
	Number of		future issuance
	securities to	(b)	under
	be issued upon	Weighted-	equity
	exercise	average exercise	compensation
	of outstanding	price per share of	plans (excluding
	options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders (1)	9,816,157	$3.74	468,796
Equity compensation plans not approved by security holders (2)	2,506,582	$3.85	—

Total	12,322,739	$3.76	468,796

(1)	Consists of Digital Angel Corporation Transition Stock Option Plan which is described in footnote 15 to the financial statements.

(2)	Consists of options to purchase 476,820 shares under a terminated plan, options to purchase 1,500,000 shares and warrants to purchase 529,762 shares which are described in footnote 15 to the financial statements.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from the consolidated financial statements of Digital Angel Corporation for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 which have been audited by Eisner LLP.
All periods presented have been restated to reflect the discontinued operations of the Medical Systems division.

(In thousands,	For the Years Ended December 31,
except per share data)	2006	2005(1)	2004 (2)	2003	2002 (3)
Results of Operations Data:
Product revenue	$54,724	$54,320	$44,274	$32,873	$30,401
Service revenue	2,256	2,506	2,028	1,559	2,115

Total net revenue	56,980	56,826	46,302	34,432	32,516
Cost of products sold	32,159	30,181	25,024	19,712	18,023
Cost of services sold	1,368	1,150	1,204	—	1,394

Gross profit	23,453	25,495	20,074	14,720	13,099
Selling, general and administrative expense (4)	25,410	23,067	18,516	15,496	36,360
Research and development expense	4,817	4,674	2,759	4,898	3,034
Asset impairment charge (5)	—	7,141	—	—	37,871

Operating loss	(6,774)	(9,387)	(1,201)	(5,674)	(64,166)
Interest income	(272)	(347)	(41)	(15)	(1)
Interest expense-Applied Digital	—	—	—	—	1,806
Interest expense-others	465	366	1,343	772	256
Realized losses on Applied Digital common stock	—	—	1,231	—	—
Other income	(97)	(63)	(112)	(157)	(584)

Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(6,870)	(9,343)	(3,622)	(6,274)	(65,643)
Income tax (benefit) provision	(72)	(41)	—	—	—

Loss from continuing operations before minority interest and equity in net loss of affiliate	(6,798)	(9,302)	(3,622)	(6,274)	(65,643)
Minority interest share of losses (income)	(5)	(351)	(249)	298	96
Equity in net loss of affiliate	—	—	—	—	(291)

Net loss before discontinued operations	(6,803)	(9,653)	(3,871)	(5,976)	(65,838)
Net income (loss) from discontinued operations	—	177	(1,086)	(3,482)	(26,521)

Net loss	$(6,803)	$(9,476)	$(4,957)	$(9,458)	$(92,359)

Loss per common share basic and diluted:
Loss from continuing operations	$(0.15)	$(0.22)	$(0.12)	$(0.22)	$(2.68)
Income (loss) from discontinued operations	—	—	(0.03)	(0.13)	(1.08)

Net loss per common share-basic and diluted	$(0.15)	$(0.22)	$(0.15)	$(0.35)	$(3.76)

Weighted average common shares outstanding-basic and diluted (6) (7)	44,308	43,820	33,173	26,959	24,578

Balance Sheet Data:
Cash	$1,523	$10,049	$17,492	$894	$206
Property and equipment, net	10,259	8,602	5,947	6,528	6,379
Goodwill and other intangibles, net	52,877	50,304	53,008	45,119	45,084
Total assets	89,896	90,207	92,673	66,227	64,558
Long-term debt and notes payable	4,036	3,656	2,285	2,818	2,404
Total debt	8,163	6,036	2,384	7,826	3,170
Minority interest	465	618	249	—	298
Total stockholders’ equity	68,546	72,446	79,762	48,483	55,012
Other Financial Data:
Depreciation and amortization	$1,952	$2,412	$2,007	$1,234	$3,229
Net cash (used in) provided by operating activities	(5,491)	(3,207)	2,525	(4,683)	(2,676)
Net cash (used in) provided by investing activities	(4,442)	(2,352)	912	(1,352)	(629)
Net cash provided by (used in) financing activities	1,359	(1,605)	13,046	6,595	2,593
Capital expenditures	3,056	1,382	584	1,157	1,434

(1)	Includes the results of operations of DSD Holdings A/S from February 28, 2005

(2)	Includes the results of operations of OuterLink Corporation from January 22, 2004

(3)	Includes the results of operations of Medical Advisory Systems from March 27, 2002 as net loss from discontinued operations.

(4)	Selling, general and administrative expense includes management fees paid to Applied Digital of $193 for the year ended December 31, 2002.

(5)	Asset impairment expense for 2005 consists of a goodwill impairment charge of $3,854 and intangible asset impairment charge of $3,287. Asset impairment expense for 2002 consists of a goodwill impairment charge of $31,460 and an intangible asset impairment charge of $6,411.

(6)	Potentially dilutive securities of 12,323, 10,639, 7,263, 13,603 and 9,105 are excluded from the number of weighted average shares outstanding in 2006, 2005, 2004, 2003 and 2002, respectively. Including the dilutive securities would have had an anti-dilutive effect on our net loss per common share.

(7)	Total number of shares outstanding were 44,516, 43,847, 43,375, 28,841, and 26,518 at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.
We consist of Digital Angel Corporation and our subsidiaries — Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing, Inc., Timely Technology Corp., Signature Industries Limited (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S and its subsidiaries Daploma International A/S (including its 70% owned subsidiary, Daploma Polska) and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A. and Digital Angel do Brasil Produtos de Informatica LTDA, Digital Angel Chile S.A., Digital Angel Paraguay S.A. and Digital Angel Uruguay S.A..
Overview
We develop and deploy sensor and communication technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high value assets. We are currently comprised of two segments: (1) Animal Applications and (2) GPS and Radio Communications.
Animal Applications— Develops, manufactures and markets visual and electronic identification tags and RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. The Animal Applications segment consists of our operations located in Minnesota, DSD Holdings A/S and its wholly and majority-owned subsidiaries, located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay. The positive identification and tracking of livestock and fish are crucial for asset management and for disease control and food safety. In addition to the visual ear tags which have been sold by us since the late 1940’s, Animal Applications utilizes RFID technologies in its electronic ear tags and implantable microchips.
GPS and Radio Communications—— Designs, manufactures, and markets GPS enabled equipment used for location tracking and message monitoring of vehicles, aircraft and people in remote locations. The GPS and Radio Communications segment consists of our subsidiaries Signature Industries Limited (90.9% owned), located in the United Kingdom and OuterLink Corporation located in Massachusetts. Our focus is in the areas of search and rescue and locator beacons, and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of industries including the military, air and ground ambulance operators, law enforcement agencies and energy companies.
Our Animal Applications segment’s revenue increased to $38.1 million for the year ended December 31, 2006 compared to $36.0 million for the year ended December 31, 2005. The increase in the Animal Applications segment’s revenue was principally due to an increase in sales of our livestock and companion pet products. During 2007, we anticipate that our Animal Applications revenue may increase through our renewed agreement with Schering-Plough. In April 2006, we were awarded a U.S. patent for our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal. In addition, several proposals related to the establishment of a national electronic identification program for livestock are being considered by the Administration and Congress. We cannot estimate the impact a national identification program would have on our Animal Application segment’s revenue. However, if implemented, we would expect the impact to be favorable. Our Animal Applications segment experienced operating losses for the years ended December 31, 2006, 2005 and 2004. We cannot be certain when our Animal Applications segment will achieve profitability.

Our GPS and Radio Communications segment’s revenue decreased to $18.9 million for the year ended December 31, 2006 compared to $20.9 million for the year ended December 31, 2005. The decrease in our GPS and Radio Communication segment’s revenue was principally due to the decrease in sales of our PLB’s as a result of the completion in May 2005 of a contract with the Indian government, and a decrease in sales to other SARBE product customers, including the UK Ministry of Defense. During 2007 and 2008, we anticipate that our GPS and Radio Communications segment’s revenue will increase from the 2006 levels as the market for our beacons expands. In addition, the URT33 beacon, which will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by COSPAS-SARSAT on February 1, 2009, will need to be replaced with the new generation 406 MHz beacons, such as our SARBE G2R. Our GPS and Radio Communications segment experienced operating losses for the years ended December 31, 2006, 2005 and 2004. We cannot be certain when our GPS and Radio Communications segment will achieve profitability.
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
Goodwill, Intangibles and Other Long-Lived Assets
Goodwill and other intangible assets are carried at cost net of accumulated amortization. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002. We recorded an impairment charge of $7.1 million in the fourth quarter of 2005. The impairment charge related to $3.8 million of goodwill and $3.3 million of intangible assets at our OuterLink Corporation reporting unit.
In accordance with FAS 142, we are required to allocate goodwill to the various reporting units. As of December 31, 2006, the reporting units consisted of the following (the reporting units listed below are those businesses which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):
•	Animal Applications (goodwill of $44.0 million as of December 31, 2006)

•	Signature Industries Limited (goodwill of $1.1 million as of December 31, 2006)

•	DSD Holdings A/S (goodwill of $6.1 million as of December 31, 2006)
Since the adoption of SFAS No. 142 on January 1, 2002, we evaluate the goodwill of the various reporting units as of each December 31st. Our management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the fair value is based. The methodology, including residual or terminal enterprise values, was based on the following factors: risk free rate of 20 years; current leverage (E/V); leveraged beta — Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation.
The assumptions used in the determination of fair value using discounted cash flows were as follows:
•	Cash flows were generated for 5 years based on the expected recovery period for the goodwill;

•	Adjusted earnings before interest, taxes, depreciation and amortization as the measure of cash flow; and

•	Discount rates ranging from 16.5% to 26.0%. The discount rate used by us was the rate of return expected from the market or the rate of return expected for a similar investment with similar risks.

We performed a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to our reporting units. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit’s discounted cash flow model.
Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value. In preparing the five year financial projections for the 2006 goodwill impairment analysis, we assumed annual revenue growth for our Animal Applications, Signature Industries Limited and DSD Holdings reporting units. Additionally, based upon the best information available at the time of the valuation, we assumed overall gross margin improvement. Based upon the historic performance of these reporting units, although actual and estimated future results may be less than projected at the date of the most recent valuation, we do not presently anticipate that such results would result in an impairment charge for any of these reporting units.
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
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no write downs of any long-lived assets in 2006, 2005 or 2004.
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
Revenue Recognition
We, except for our subsidiary OuterLink Corporation, recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. We offer a warranty on our products. For non-fixed fee and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time the service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

Our subsidiary, OuterLink Corporation, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s services are only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 – 42 months. We recently reassessed the estimated customer service period based on additional experience and will begin recognizing product revenue over 54 months in 2007.
Results of Operations
The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying consolidated statements of operations included in this report.

	For the Years
	Ended December 31,
	2006	2005	2004
	%	%	%
Product revenue	96.0	95.6	95.6
Service revenue	4.0	4.4	4.4

Total net revenue	100.0	100.0	100.0
Cost of products sold	56.4	53.1	54.0
Cost of services sold	2.4	2.0	2.6

Gross profit	41.2	44.9	43.4
Selling, general and administrative expense	44.6	40.6	40.0
Research and development expense	8.5	8.2	6.0
Asset impairment	0.0	12.6	0.0

Loss from operations	(11.9)	(16.5)	(2.6)
Interest income	(0.5)	(0.6)	(0.1)
Interest expense	0.8	0.6	2.9
Realized losses on Applied Digital common stock	0.0	0.0	2.7
Other income	(0.3)	(0.1)	(0.2)

Loss from continuing operations before minority interest	(11.9)	(16.4)	(7.9)
Income tax benefit	0.0	0.0	0.0

Loss from continuing operations before minority interest	(11.9)	(16.4)	(7.9)
Minority interest share of income	0.0	(0.6)	(0.5)

Net loss before discontinued operations	(11.9)	(17.0)	(8.4)
Income (loss) from discontinued operations	0.0	0.3	(2.3)

Net loss	(11.9)	(16.7)	(10.7)

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenue
Revenue from operations for the year ended December 31, 2006 was $57.0 million, an increase of approximately $0.2 million from $56.8 million in the year ended December 31, 2005. Revenue for the years ended December 31, 2006 and 2005 for each of the operating segments was as follows (in thousands):

	2006	% Revenue	2005	% Revenue
Animal Applications	$38,058	66.8	$35,972	63.3
GPS and Radio Communications	18,922	33.2	20,854	36.7

Total	$56,980	100.0	$56,826	100.0

The Animal Applications segment’s revenue increased approximately $2.1 million, or 5.8%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in revenue was principally due to an increase in electronic identification and visual product sales to livestock customers of approximately $1.8 million, an increase in microchip sales to companion animal customers of approximately $1.7 million, an increase in product sales to customers in South America of $0.5 million and an incremental $0.7 million in sales at DSD Holdings A/S which was acquired on February 28, 2005. These increases were offset by a decrease in microchip sales to fish and wildlife customers of approximately $2.3 million and a decrease in sales to Verichip Corporation of $0.3 million.
The GPS and Radio Communications segment’s revenue decreased approximately $1.9 million, or 9.3%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease primarily relates to reduced revenue at our subsidiary Signature Industries of approximately $2.2 million offset by increased revenue at our subsidiary OuterLink Corporation of approximately $0.3 million. The decrease in sales at Signature industries relates to a decrease in sales of Signature’s SARBE products of approximately $3.0 million, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.8 million. We attribute $2.2 million of the SARBE product sales decrease to the completion of the Indian government contract in May 2005 and $0.8 million of the SARBE product sales decrease to other SARBE product customers, including the UK Ministry of Defense. The increase in revenue at OuterLink Corporation relates primarily to the contract with the South Carolina National Guard to provide a satellite-based automatic flight following system.
Gross Margin
Gross profit for the year ended December 31, 2006 was $23.5 million, a decrease of approximately $2.0 million, from $25.5 million in the year ended December 31, 2005. As a percentage of revenue, the gross profit margin decreased to 41.2% for the year ended December 31, 2006 from 44.9% for the year ended December 31, 2005.
Gross profit for the years ended December 31, 2006 and 2005 for each operating segment was as follows (in thousands):

	2006	% Revenue	2005	% Revenue
Animal Applications	$14,183	37.3	$14,610	40.6
GPS and Radio Communications	9,270	49.0	10,885	52.2

Total	$23,453	41.2	$25,495	44.9
The Animal Applications segment’s gross profit of $14.2 million in the year ended December 31, 2006 decreased approximately $0.4 million compared to $14.6 million in the year ended December 31, 2005. We attribute the decrease in gross profit to a decrease in the gross profit margin. The decrease in gross profit margin as a percentage of revenue from 40.6% in 2005 to 37.3% in 2006 is primarily due to increased material costs accompanied by additional freight and importation duties associated with providing inventory to South America from Denmark and the United States.
The GPS and Radio Communications segment’s gross profit of $9.3 million in the year ended December 31, 2006 decreased approximately $1.6 million compared to $10.9 million in the year ended December 31, 2005. Gross profit margin decreased to 49.0% in 2006 from 52.2% in 2005. The decrease in gross profit margin relates to decreased sales and the decrease in gross profit margin as a percentage of revenue relates primarily to higher margins on G2R SARBE locator beacons shipped under the contract with the government of India in the first six months of 2005. Signature completed shipments under the contract with the government of India in May 2005.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $2.3 million, or 10.2%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. As a percentage of revenue, selling, general and administrative expense was 44.6% and 40.6% for the years ended December 31, 2006 and 2005, respectively.
Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 for each of the operating segments was as follows (in thousands):

	2006	% Revenue	2005	% Revenue
Animal Applications	$15,522	40.8	$12,650	35.2
GPS and Radio Communications	9,888	52.3	10,417	50.0

Total	$25,410	44.6	$23,067	40.6

The Animal Applications segment’s selling, general and administrative expenses increased approximately $2.9 million in the year ended December 31, 2006 compared to the year ended December 31, 2005 and, as a percentage of revenue, increased to 40.8% from 35.2% in the same respective period. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition related expenses, approximately $1.2 million of compensation expense, approximately $0.3 million in recruiting and relocation expenses, approximately $0.6 million of expenses related to DSD Holdings A/S, and increased selling, general, and administrative expenses in our South American subsidiaries of $0.6 million. The year ended December 31, 2006 includes a full year of results for DSD Holdings A/S versus the ten months of results in the period ended December 31, 2005.
The GPS and Radio Communications segment’s selling, general and administrative expense decreased approximately $0.5 million in the year ended December 31, 2006 to $9.9 million as compared to $10.4 million in the year ended December 31, 2005 due primarily to reduced intangible amortization expense at our subsidiary, Outerlink Corporation, partially offset by increased selling, general, and administrative expense at our subsidiary Signature Industries Limited. The increase in selling, general, and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.
Research and Development Expense
Research and development expense was $4.8 million in the year ended December 31, 2006, an increase of $0.1 million, or 3.1%, from $4.7 million for the year ended December 31, 2005. As a percentage of revenue, research and development expense was 8.5% and 8.2% for the years ended December 31, 2006 and 2005, respectively.
Research and development expense for the years ended December 31, 2006 and 2005 for each of the operating segments was as follows (in thousands):

	2006	% Revenue	2005	% Revenue
Animal Applications	$2,668	7.0	$2,951	8.2
GPS and Radio Communications	2,149	11.4	1,723	8.3

Total	$4,817	8.5	$4,674	8.2
The Animal Applications segments’ research and development expense decreased approximately $0.3 million in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The research and development expense primarily consists of new product development related to RFID microchips and associated scanners.
The GPS and Radio Communications segment’s research and development expense was approximately $2.1 million for the year ended December 31, 2006, an increase of approximately $0.4 million when compared to approximately $1.7 million in the year ended December 31, 2005. The increase relates primarily to the development of the 406.6 MHz product family at Signature Industries Limited.
Interest Expense
Interest expense was $0.5 million and $0.4 million for each of the years ended December 31, 2006 and 2005, respectively. The increase in interest expense relates primarily to an increase in borrowing on our line of credit and capital leases entered into in the second half of 2006.
Income Taxes
We had an income tax benefit of $72,000 and $41,000 in 2006 and 2005, respectively. At December 31, 2006, we had aggregate U.S. Federal net operating loss carryforwards of approximately $76.1 million for income tax purposes. The net operating loss carryforwards expire in various amounts through 2026. Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year. A valuation allowance is provided against the net deferred tax assets that more than likely will not be realized.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenue
Revenue from operations for the year ended December 31, 2005 was $56.8 million, an increase of $10.5 million, or 22.7%, from $46.3 million in the year ended December 31, 2004. Revenue for the years ended December 31, 2005 and 2004 for each of the operating segments was as follows (in thousands):

	2005	% Revenue	2004	% Revenue
Animal Applications	$35,972	63.3	$25,871	55.9
GPS and Radio Communications	20,854	36.7	20,431	44.1

Total	$56,826	100.0	$46,302	100.0
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
Gross Margin
Gross profit for the year ended December 31, 2005 was $25.5 million, an increase of approximately $5.4 million, or 27.0%, from $20.1 million in the year ended December 31, 2004. As a percentage of revenue, the gross profit margin was 44.9% and 43.4% for the years ended December 31, 2005 and 2004, respectively.
Gross profit for the years ended December 31, 2005 and 2004 for each operating segment was as follows (in thousands):

	2005	% Revenue	2004	% Revenue
Animal Applications	$14,610	40.6	$10,108	39.1
GPS and Radio Communications	10,885	52.2	9,966	48.8

Total	$25,495	44.9	$20,074	43.4
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
Selling, general and administrative expenses for the years ended December 31, 2005 and 2004 for each of the operating segments was as follows (in thousands):

	2005	% Revenue	2004	% Revenue
Animal Applications	$12,650	35.2	$8,682	33.6
GPS and Radio Communications	10,417	50.0	9,834	48.1

Total	$23,067	40.6	$18,516	40.0
The Animal Applications segment’s selling, general and administrative expenses increased approximately $4.0 million in the year ended December 31, 2005 compared to the year ended December 31, 2004 and, as a percentage of revenue, increased to 35.2% from 33.6% in the same respective period. The increase in selling, general and administrative expense relates primarily to a charge of approximately $1.2 million in legal expenses related to the maintenance and protection of our intellectual property, approximately $1.3 million of compensation expense and approximately $1.2 million of expense related to DSD Holdings A/S. DSD Holdings A/S was acquired on February 28, 2005.
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
Research and Development Expense
Research and development expense was $4.7 million in the year ended December 31, 2005, an increase of $1.9 million, or 69.4%, from $2.8 million for the year ended December 31, 2004. As a percentage of revenue, research and development expense was 8.2% and 6.0% for the years ended December 31, 2005 and 2004, respectively.
Research and development expense for the years ended December 31, 2005 and 2004 for each of the operating segments was as follows (in thousands):

	2005	% Revenue	2004	% Revenue
Animal Applications	$2,951	8.2	$2,222	8.6
GPS and Radio Communications	1,723	8.3	537	2.6

Total	$4,674	8.2	$2,759	6.0
The Animal Applications segments’ research and development expense increased approximately $0.7 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase relates primarily to the development of new large scale radio frequency identification antenna detection system for a fish and wildlife customer.
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

Realized Loss on Applied Digital Common Stock
On March 1, 2004, we issued 3,000,000 shares of our common stock to Applied Digital pursuant to the Stock Purchase Agreement with Applied Digital dated August 14, 2003. The Stock Purchase Agreement provided for Applied Digital to purchase 3,000,000 shares of our common stock at a price of $2.64 per share and a warrant to purchase up to 1,000,000 shares of our common stock, which was exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of common stock of Applied Digital. The consideration for the sale of the 3,000,000 shares and the warrant was 1,980,000 shares of Applied Digital common stock. As of December 31, 2004, we had sold all of the 1,980,000 shares of Applied Digital common stock for $6.7 million. We accounted for the Applied Digital stock as a trading security under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” In the year ended December 31, 2004, we recorded realized losses on the Applied Digital common stock of $1.2 million. In December 2004, Applied Digital exercised its warrant for 1,000,000 shares of our common stock. Net proceeds to us upon exercise of the warrant were $3.74 million.
Income Taxes
We had an income tax benefit of $41,000 in 2005 compared to no income tax benefit in 2004. At December 31, 2005, we had aggregate U.S. Federal net operating loss carryforwards of approximately $70.1 million for income tax purposes. The net operating loss carryforwards expire in various amounts through 2025. Approximately $31.8 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year. A valuation allowance is provided against the net deferred tax assets that more than likely will not be realized.
Discontinued Operations
On April 19, 2004, we sold certain assets of our Medical Systems segment’s medical services business pursuant to an Asset Purchase Agreement dated April 8, 2004 by and between us and MedAire, Inc. Assets sold include all of the tangible and intangible intellectual property developed for the operation of the Medical Systems segment’s medical services business, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists. The purchase price was approximately $384,000.
In addition, on July 30, 2004, we sold the Medical Systems segment’s land and building for $1.5 million. We recorded a gain of approximately $0.3 million on the sale of the land and building. Net cash received on the sale of the land and building, after paying off the related building mortgage, was approximately $0.4 million. The net loss recorded by us in the year ended December 31, 2004 in connection with exiting this activity was $1.1 million.
The following discloses the losses from discontinued operations for the year ended December 31, 2005 and 2004, consisting of losses attributable to the Medical Systems segment:

	Year Ended December 31,
	2005	2004
Product revenue	$—	$204
Service revenue	—	223

Total revenue	—	427

Cost of products sold	—	87
Cost of services sold	—	317

Total cost of products and services sold	—	404

Gross profit	—	23
Selling, general and administrative expenses	—	1,294
Other (income) expense	(177)	(185)

Income (loss) from discontinued operations	$177	$(1,086)

Liquidity and Capital Resources
Our principal use of liquidity is for operating cash requirements, capital needs, and acquisitions. Our source of liquidity has been from operating cash flow and proceeds from investing and financing activities. We expect to generate cash from operations and from financing activities in amounts sufficient to fund the operations of our business over the next twelve months. We plan to fund our acquisition of McMurdo Ltd. with the proceeds from the sale of our 10.25% debenture in February 2007.

Cash Flows
As of December 31, 2006, cash totaled $1.5 million as compared to $10.0 million at December 31, 2005. During 2006, $5.5 million of cash was used in operating activities, compared to cash used in operating activities of $3.2 million in 2005 and cash provided by operating activities of $2.5 million in 2004. In 2006, the use of cash was due primarily to an increase in inventories of $1.2 million and an increase in other current assets of $1.4 million. Non-cash charges of $0.9 million for equity based compensation and $2.0 million for depreciation and amortization were included in the 2006 net loss of $6.8 million.
Net cash used in investing activities totaled $4.4 million in 2006 compared to net cash used in investing activities of $2.4 million in 2005. The principal uses of cash from investing activities in 2006 were $1.0 million used in the purchase of DSD Holdings A/S and $3.1 million of property, plant and equipment expenditures. The principal uses of cash from investing activities in 2005 were $1.4 million used in the purchase of DSD Holdings A/S and $1.4 million of property, plant, and equipment expenditures.
Net cash provided by financing activities totaled $1.4 million in 2006 compared to net cash used in financing activities of $1.6 million in 2005. In 2006, cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants of $0.6 million and borrowings on our line of credit. The principal use of cash from financing activities in 2005 was $1.5 million to repurchase 328,100 shares of our common stock in market transactions.
Financing and Liquidity
In 2006, we used approximately $8.5 million in cash and increased our total amount of debt from $6.0 million at December 31, 2005 to $8.2 million at December 31, 2006. The primary reason for the increase in debt relates to capital leases entered into in 2006 and additional borrowings on our line of credit. The $8.2 million of debt outstanding at December 31, 2006 is comprised of the following (in thousands):

December 31,
2006
Mortgage notes payable-Animal Applications and Corporate facilities	$2,226
Line of Credit — DSD Holdings	3,013
Equipment Loans / Notes Payable — DSD Holdings	1,398
Capital lease obligations	1,526

$8,163

Equipment Loans-DSD Holdings. DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.2 million ($35,400 at December 31, 2006) are payable monthly. Payments are due through July 2010. The interest rate on the loans is variable and range from 6.00% to 8.14% as of December 31, 2006.
Line of Credit-DSD Holdings. DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately $2.1 million at December 31, 2006) to DKK 18 million (approximately $3.2 million at December 31, 2006). In connection with the amendment, we executed a Letter of Support which confirms that we shall maintain our holding of 100% of the share capital of Daploma, and that we shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2006, the annual interest rate on the facility was 5.85%. Borrowing availability under the credit facility considers guarantees outstanding. At December 31, 2006, the borrowing availability on the credit agreement was DKK 0.9 million (approximately $0.2 million at December 31, 2006). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Note Payable-DSD Holdings. As of December 31, 2006, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($53,100 at December 31, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.47% at December 31, 2006.

Invoice Discounting Agreement. On April 9, 2003, Signature Industries Limited entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003, June 21, 2005, and July 27, 2006 provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1,000,000 (approximately $1.9 million at December 31, 2006) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the amended Invoice Discounting Agreement (6.5% at December 31, 2006). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month. Discounting charges of $54,000 are included in interest expense in the 2006 statement of operations. As of December 31, 2006, $0.9 million of receivables were financed under the Invoice Discounting Agreement..
Stock Exchanges with Applied Digital On February 25, 2005, we entered into a Stock Purchase Agreement with Applied Digital. Pursuant to the agreement, we issued 644,140 shares of our common stock to Applied Digital. We received 684,543 shares of Applied Digital common stock as consideration. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 2 to our financial statements. We and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to our common stock. In addition, the stock exchange represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest us. The exchange ratio of shares was based upon the average of the volume-weighted-average price of our common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 for our common stock and $5.113 for Applied Digital’s common stock. The value of the stock exchanged was $3.5 million.
10.25% Senior Secured Debenture, On February 6, 2007, we entered into a securities purchase agreement pursuant to which we sold a 10.25% senior secured debenture in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of our common stock.
The debenture matures on February 6, 2010, but we may, at our option, prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. We are obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007.
The debenture is not convertible by the holder(s). However, we may, at our option but not obligation, decide to make one or more monthly payments of principal and interest with shares of our common stock instead of with cash. Our decision to make a monthly payment with cash or with shares of common stock, or a combination of both, will be determined on a monthly basis. Currently, we anticipate making monthly payments with cash. If we choose to make a monthly payment with our shares, the shares will be issued at an 8% discount to the then current market price of the shares. If an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest. The proceeds from the financing, approximately $5.6 million, will be used by us to fund a portion of our planned acquisition of certain assets of McMurdo and to invest in the continued growth of our business.
The purchase price for the McMurdo assets is approximately £3,117,000 (approximately $6,106,000 at December 31, 2006), subject to certain adjustments, plus up to an additional deferred payment of £1,500,000 (approximately $2,938,000 at December 31, 2006) based on sales of certain products between November 1, 2006 and October 31, 2007. The deferred payment is determined on a threshold basis with a minimum threshold, based on the invoiced value of sales during such period and payable when the parties finalize a statement of the sales. Upon signing the agreement to acquire the assets of McMurdo on December 14, 2006, we paid £250,000 (approximately $490,000 at December 31, 2006) of the purchase price to McMurdo. The balance is to be paid upon closing. If the agreement is terminated or the sale is not completed, under certain circumstances McMurdo will be entitled to retain the £250,000 deposit. Under the terms of the agreement, we will guarantee Signature’s obligations for the deferred payment and Chemring will guarantee McMurdo’s obligations for retained liabilities and obligations.

The following table summarizes our fixed cash obligations as of December 31, 2006 over various future years (in thousands):

		Payments Due by Period
		Less than	1-3	4-5	After
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Notes Payable and Long-Term Debt	$8,163	4,127	1,650	2,386	—
Operating Leases	19,289	803	1,322	1,065	16,099
Employment Contracts	1,217	1,183	34	—	—

	$28,669	$6,113	$3,006	$3,451	$16,099

Recently Issued Accounting Standards
In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued. SFAS 123R replaced SFAS No. 123 and supersedes APB Opinion No. 25. The provisions of SFAS 123R became effective for us beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We vested all of our out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 on December 30, 2005, and the initial adoption of SFAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options or other share based compensation, we expect that the impact may be material.
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We adopted SFAS 151 beginning January 1, 2006. The adoption of SFAS 151 did not have a material impact on the results of our operations, financial position or cash flows.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have an impact on our financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes. Previously, the accounting for uncertainty in income taxes was subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have determined that the adoption of SFAS 158 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not determined yet the impact that the adoption of SFAS No. 157 will have on our results of operations or financial position.
In February, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS No. 159 and have not yet determined the impact that the adoption of SFAS No. 159 will have on our results of operations or financial position.
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
We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. However, as our international business increases, we may consider hedging our exposure to such market risks.
Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.
Special Note Regarding Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including, but not limited to:
•	our anticipation that we will make monthly payments on our 10.25% senior secured debenture with cash;

•	our beliefs regarding the expansion of the pet identification and safeguarding market;

•	our belief regarding the growth potential in each of our markets and in sales of our military personnel location beacons due to recent technology improvements;

•	our belief regarding our ability to arrange for a third party to distribute our implantable microchips in the U.S. if Schering-Plough no longer distributed them;

•	our belief that our PLB’s offer the greatest source of growth for our GPS and Radio Communications segment and our expectation that we will see an increase in the demand of our beacons over the next two years as air forces upgrade their gear;

•	our expectation that actual and estimated future results for reporting units will not result in an impairment charge for any of these reporting units;

•	our belief that the McMurdo acquisition will result in increased sales;

•	our belief that a national electronic identification program will be implemented in the U.S.;

•	our expectation that the impact on Animal Application segment’s revenue will be favorable;

•	our expectation regarding the impact of SFAS 123R;

•	our expectations regarding the adoption of certain Accounting Standards; and

•	our expectation regarding future profitability and liquidity.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the risk factors included in Item 1A of the annual report and the following:
•	our ability to successfully implement our business strategy;

•	the impact of Applied Digital’s voting control over us;

•	conflicts of interest among Applied Digital, VeriChip and us;

•	our reliance on a single source supplier for our implantable microchip;

•	our expectation that we will continue to incur consolidated operating losses for the foreseeable future;

•	our ability to fund our operations;

•	our ability to compete as our competitors improve the performance of and support for their new products, and as they introduce new products, technologies or services;

•	our reliance on government contractors;

•	the negative impact of the expiration of patents in 2008 and 2009 relating to the implantable microchip technology;

•	our ability to successfully defend against infringements of our patents;

•	our ability to comply with current and future regulations relating to our businesses;

•	the impact of technological obsolescence;

•	the loss of Schering-Plough as the exclusive distributor of our products;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the impact of the write-off of goodwill and other intangible assets;

•	the impact of new accounting pronouncements;

•	and our ability to maintain proper and effective internal accounting and financial controls.

•	our ability to comply with current and future regulations relating to our businesses;

•	our ability to successfully defend ourselves against infringements of our patents; and

•	our ability to maintain proper and effective internal accounting and financial controls.
Item 8. Financial Statements and Supplementary Data
See Financial Statements and Notes thereto commencing on Page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of our company designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, our management has concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the Securities Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Our management, under the supervision and with the participation of our CEO and CFO, carried out an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Our management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Eisner LLP, our independent registered public accounting firm, as stated in their report which is immediately below.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Digital Angel Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Digital Angel Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digital Angel Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Digital Angel Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digital Angel Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Angel Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report on the December 31, 2006 financial statements included an explanatory paragraph regarding the Company’s change in accounting principle for transactions in which the Company exchanges its equity instruments for goods or services.
EISNER LLP
Florham Park, New Jersey
March 5, 2007

Item 9B. Other Information
None
PART III
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships, Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
(1) Financial Statements
See Item 8 for Financial Statements included with this Annual Report on Form 10-K.
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Three Years Ended December 31, 2006.
All other schedules (Schedules I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.
(3) Exhibits

Exhibit
Number	Description of Exhibits
2.1	Stock Purchase Agreement dated February 28, 2005 by and among Digital Angel Corporation and all the shareholders of DSD Holdings A/S (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed March 1, 2005)
2.2	Stock Purchase Agreement dated February 25, 2005 between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed March 1, 2005)
2.3	Asset Sale and Purchase Agreement by and between Signature Industries Limited and McMurdo Limited, dated as of December 14, 2006 (1)**
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23,2004)
10.1	Medical Advisory Systems, Inc. Amended and Restated Employee and Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed October 29, 2001 (No. 333-92471))
10.2	Amended and Restated Digital Angel Corporation Transition Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed August 9, 2002 ((No. 333-97867)) *
10.3	Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999) *
10.4	Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of November 1, 1998 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed September 1, 1999) *
10.5	Change of Control Agreement between Digital Angel Corporation and Kevin N. McGrath, dated as of December 2, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 6, 2004) *
10.6	Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Ronald W. Pickett, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 dated November 1, 2002) *

Exhibit
Number	Description of Exhibits
10.7	Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 dated November 1, 2002) *
10.8	Employment Agreement by and between Digital Angel Corporation and James P. Santelli, dated as of April 1, 2002 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002) *
10.9	Registration Rights Agreement dated August 28, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-114167) filed on May 7, 2004)
10.10	Common Stock Purchase Warrant dated July 31, 2003 to purchase 125,000 shares of common stock of Digital Angel Corporation issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of our Form S-3 (No. 333-111671) filed December 31, 2003).
10.11	Employment Agreement by and between Digital Angel Corporation and Lasse Nordfjeld, dated as of February 28, 2005 (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed March 1, 2005) *
10.12	Employment Agreement by and between Daploma International A/S and Torsten Nordfjeld, dated as of February 28, 2005 (incorporated by reference to Exhibit 10.4 to our Form 8-K, filed March 1, 2005) *
10.13	Amended and Restated Supply, License, and Development Agreement by and between Digital Angel Corporation and VeriChip Corporation, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed January 4, 2006)
10.14	Product and Supply Distribution Agreement as of July 27, 2004 by and between Schering-Plough Animal Health Corporation and Digital Angel Corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed August 20, 2004)*.
10.15	Compensation and Change of Control Agreement by and between Digital Angel Corporation and Thomas J. Hoyer, dated December 18, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 20, 2006. *
10.16	Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed June 2, 2006).
10.16(a)	Letter of Support, dated June 1, 2006, by Digital Angel Corporation in favor of Danske Bank (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed June 2, 2006).
10.17	Digital Angel Corporation Annual Incentive Plan, dated May 9, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed May 9, 2006).
10.18	Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics Espana, dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2006).
10.19	Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007).
10.20	10.25% Senior Secured Debenture payable to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007).
10.21	Warrant to Purchase Common Stock issued to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007).
10.22	Securities Agreement between Digital Angel Corporation, Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC, Imperium Advisers, LLC and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007).
10.23	Subsidiary Guarantee between Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC and Imperium Advisers, LLC dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007).
10.24	Registration Rights Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007).
21	Subsidiaries of the Registrant (1)
23.1	Consent of Independent Registered Public Accounting Firm — Eisner LLP (1)
31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith

(2)	Portions of such exhibit were omitted pursuant to a request for confidential treatment filed with the Commission by the Company. Such omitted portion has been filed separately with the Commission

*	Management contract or compensatory plan or arrangement.

**	Schedules have been omitted from this exhibit. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
Date: March 8, 2007	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin N. McGrath Kevin N. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2007

/s/ Thomas J. Hoyer Thomas J. Hoyer	Vice President, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2007

/s/ Scott R. Silverman	Chairman and Director	March 8, 2007
Scott R. Silverman

/s/ John R. Block	Director	March 8, 2007
John R. Block

/s/ Barry M. Edelstein	Director	March 8, 2007
Barry M. Edelstein

/s/ Howard S. Weintraub	Director	March 8, 2007
Howard S. Weintraub

/s/ Michael S. Zarriello	Director	March 8, 2007
Michael S. Zarriello

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Digital Angel Corporation
We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. Our audits also included the financial statement schedule II — Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, applying the modified — prospective method.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Angel Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Eisner LLP
Florham Park, New Jersey
March 5, 2007

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	December 31,
	2006	2005
Assets
Current Assets
Cash	$1,523	$10,049
Restricted cash	81	310
Accounts receivable, net of allowance for doubtful accounts of $209 and $212 in 2006 and 2005, respectively	10,565	10,152
Accounts receivable from Verichip Corporation	425	232
Inventories	10,400	8,657
Other current assets	2,890	1,418

Total Current Assets	25,884	30,818
Property and Equipment, net	10,259	8,602
Goodwill	51,244	48,491
Other Intangible Assets, net	1,633	1,813
Other Assets, net	876	483

	$89,896	$90,207

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and current maturities of long-term debt	$4,127	$2,380
Accounts payable	6,443	5,381
Accrued expenses and other current liabilities	3,064	3,232
Deferred revenue	1,769	1,324
Liabilities from discontinued operations	—	84

Total Current Liabilities	15,403	12,401
Long-Term Debt	4,036	3,656
Other Long Term Liabilities	1,446	1,086

Total Liabilities	20,885	17,143

Minority Interest	465	618

Commitments and Contingencies (See Note 13)
Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 44,894 shares issued and 44,516 shares outstanding in 2006 and 44,225 shares issued and 43,847 shares outstanding in 2005	226	223
Additional paid-in capital	214,509	212,083
Accumulated deficit	(144,753)	(137,950)
Treasury stock (carried at cost, 378 shares)	(1,580)	(1,580)
Accumulated other comprehensive income (loss)	144	(330)

Total Stockholders’ Equity	68,546	72,446

	$89,896	$90,207

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years
	Ended December 31,
	2006	2005	2004
Product revenue	$54,724	$54,320	$44,274
Service revenue	2,256	2,506	2,028

Total net revenue	56,980	56,826	46,302
Cost of products sold	32,159	30,181	25,024
Cost of services sold	1,368	1,150	1,204

Gross profit	23,453	25,495	20,074
Selling, general and administrative expenses	25,410	23,067	18,516
Research and development expenses	4,817	4,674	2,759
Asset impairment	—	7,141	—

Loss from operations	(6,774)	(9,387)	(1,201)
Interest income	(272)	(347)	(41)
Interest expense	465	366	1,343
Realized losses on Applied Digital Common Stock	—	—	1,231
Other income	(97)	(63)	(112)

Loss from continuing operations before income tax benefit and minority interest	(6,870)	(9,343)	(3,622)
Income tax benefit	72	41	—

Loss from continuing operations before minority interest	(6,798)	(9,302)	(3,622)
Minority interest share of income	(5)	(351)	(249)

Loss from continuing operations	(6,803)	(9,653)	(3,871)
Income (loss) from discontinued operations, including net gain on sale of assets of $163 and $260 in 2005 and 2004	—	177	(1,086)

Net loss	$(6,803)	$(9,476)	$(4,957)

Loss per common share-basic and diluted Loss from continuing operations	$(0.15)	$(0.22)	$(0.12)
Loss from discontinued operations	—	—	(0.03)

Net loss per common share — basic and diluted	$(0.15)	$(0.22)	$(0.15)

Weighted average number of common shares outstanding — basic and diluted	44,308	43,820	33,173

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Income (Loss)	Equity
Balance-December 31, 2003	—	$—	28,891	$144	$171,909	$(123,517)	$(43)	$(10)	$48,483
Net loss	—	—	—	—	—	(4,957)	—	—	(4,957)
Comprehensive income- foreign currency translation	—	—	—	—	—	—	—	196	196

Total comprehensive loss	—	—	—	—	—	(4,957)	—	196	(4,761)

Merger consideration-OuterLink Corporation	100	175	—	—	8,125	—	—	—	8,300
Issuance of common stock to Applied Digital	—	—	3,000	15	7,905	—	—	—	7,920
Conversion of debt into stock	—	—	1,181	6	2,924				2,930
Conversion of Series A Preferred Stock	(100)	(174)	3,985	20	154	—	—	—	—
Shares cancelled on settlement with vendor	—	—	(23)	—	—	—	—	—	—
Issuance of stock for services	—	—	10	—	31	—	—	—	31
Exercise of stock options	—	—	4,426	22	12,665	—	—	—	12,687
Exercise of warrants	—	—	1,955	10	4,162	—	—	—	4,172

Balance-December 31, 2004	—	1	43,425	217	207,875	(128,474)	(43)	186	79,762
Net loss	—	—	—	—	—	(9,476)	—	—	(9,476)
Comprehensive loss-foreign currency translation	—	—	—	—	—	—	—	(516)	(516)

Total comprehensive loss	—	—	—	—	—	(9,476)	—	(516)	(9,992)

Purchase of treasury stock	—	—	—	—	—	—	(1,537)	—	(1,537)
Exchange of common stock with Applied Digital (See Note 11)	—	—	644	3	3,497	—	—	—	3,500
Conversion of Series A Preferred Stock	—	(1)	14	1	—	—	—	—	—
Non employee stock grant	—	—	7	—	35	—	—	—	35
Exercise of warrants	—	—	115	1	302	—	—	—	303
Exercise of stock options	—	—	20	—	55	—	—	—	55
Restricted stock issued	—	—	—	1	(1)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	275	—	—	—	275
Issuance of stock options to non-employees	—	—	—	—	45	—	—	—	45

Balance-December 31, 2005	—	—	44,225	223	212,083	(137,950)	(1,580)	(330)	72,446
Net loss	—	—	—	—	—	(6,803)	—	—	(6,803)
Comprehensive income-foreign currency translation	—	—	—	—	—	—	—	474	474

Total comprehensive loss	—	—	—	—	—	(6,803)	—	474	(6,329)

Exercise of stock options	—	—	320	2	559	—	—	—	561
Restricted stock issued	—	—	67	—	—	—	—	—	—
Issuance of stock to DSD shareholders	—	—	282	1	999	—	—	—	1,000
Compensation expense	—	—	—	—	868	—	—	—	868

Balance-December 31, 2006	—	$—	44,894	$226	$214,509	$(144,753)	$(1,580)	$144	$68,546

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Loss from continuing operations	$(6,803)	$(9,653)	$(3,871)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Income (loss) from discontinued operations	—	177	(1,086)
Proceeds from sale of Applied Digital common stock	—	—	6,689
Equity-based compensation	868	355	31
Asset impairment charge	—	7,141	—
Depreciation and amortization	1,952	2,412	2,007
Amortization of debt discount and financing costs	—	—	777
Minority interest	5	351	249
Loss on Applied Digital common stock	—	—	1,231
Loss (gain) on disposal of assets	24	15	(3)
Change in assets and liabilities:
Decrease in restricted cash	251	—	438
(Increase) in accounts receivable	(95)	(862)	(4,384)
(Increase) in accounts receivable from Verichip	(193)	(232)	—
(Increase) decrease in inventories	(1,228)	(1,382)	732
(Increase) in other current assets	(1,352)	(63)	(329)
(Increase) in deferred tax asset	—	(155)	—
(Decrease) in deferred tax liability	(159)	—	—
(Decrease) in due to Applied Digital	—	(23)	(324)
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	1,323	(1,378)	278
Net cash (used in) provided by discontinued operations	(84)	90	90

Net Cash (Used In) Provided By Operating Activities	(5,491)	(3,207)	2,525

Cash Flows From Investing Activities
Proceeds from the sale of assets	39	—	18
(Increase) decrease in other assets	(425)	431	(225)
Payments for property and equipment	(3,056)	(1,382)	(584)
Acquisition, net of cash acquired	(1,000)	(1,401)	(27)
Net cash provided by discontinued operations	—	—	1,730

Net Cash (Used In) Provided By Investing Activities	(4,442)	(2,352)	912

Cash Flows From Financing Activities
Amounts borrowed under line of credit	4,789	4,125	50,885
Amounts paid on line of credit	(3,762)	(3,984)	(53,261)
Amounts borrowed on debt	854	—	—
Amounts paid on long-term debt	(893)	(567)	(426)
Proceeds from exercise of stock options and warrants	561	358	16,859
Payment of dividends to minority shareholder in subsidiary	(190)	—	—
Amounts paid for treasury stock	—	(1,537)	—
Payments for financing costs	—	—	(101)
Net cash used in discontinued operations	—	—	(910)

Net Cash Provided By (Used in) Financing Activities	1,359	(1,605)	13,046

Effect of exchange rate changes on cash	48	(279)	115

Net (Decrease) Increase In Cash	(8,526)	(7,443)	16,598
Cash — Beginning Of Year	10,049	17,492	894

Cash — End Of Year	$1,523	$10,049	$17,492

See the accompanying notes to financial statements.

DIGITAL ANGEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
We are engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals and objects. We operate in two segments: (1) Animal Applications and (2) GPS and Radio Communications.
Animal Applications—develops, manufactures and markets electronic radio frequency and visual identification devices for the companion animals, fish and wildlife, and livestock markets worldwide.
The Animal Applications segment’s radio frequency identification products consist of miniature electronic microchips, scanners, and for some applications, injection systems. We hold patents on our syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.
The Animal Applications segment’s companion pet identification system involves the insertion of a microchip with identifying information into the animal. Scanners at animal shelters, veterinary clinics and other locations can read the microchip’s unique identification number. Through the use of a database, the unique identification number identifies the animal, the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” pursuant to a multi-year exclusive license, in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products.
The Animal Applications segment’s miniature electronic microchips are also used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish, once implanted, can be identified without capturing or sacrificing the fish.
In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications segment also produces visual and electronic identification products for livestock producers. Visual identification products for livestock are typically numbered ear tags, which we have marketed since the 1940s. Currently, sales of visual and electronic identification products represent a substantial percentage of our sales to livestock producers. Our livestock products are distributed through direct sales as well as through a variety of third party distributors.
On February 28, 2005, we acquired Denmark-based DSD Holdings A/S (DSD), its wholly-owned subsidiaries and its majority position in Daploma Polska. Denmark-based DSD through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock. DSD has an automated manufacturing facility and presence in markets in Europe, the Middle East and Asia.
In addition, our implantable radio frequency microchip was cleared by the FDA for medical applications in humans in the United States in October 2004. We have a long-term exclusive distribution and licensing agreement with Verichip Corporation, an affiliated, majority-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the human implantable microchip. Sales to Verichip Corporation under an amended and restated agreement dated December 28, 2005, were $0.4 million, $0.7 million, and $0.1 million in the years ended December 31, 2006, 2005 and 2004, respectively.
GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of our subsidiaries Signature Industries Limited (90.9% owned), which is located in the United Kingdom and OuterLink Corporation, which is located in Massachusetts. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Signature Industries Limited’s businesses also include communication equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing. Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including global positioning systems (GPS) and other systems).
As of December 31, 2006, Applied Digital Solutions, Inc. owned 24,573,788 shares or 55.2% of our common stock.

Certain items in the consolidated financial statements for 2005 and 2004 have been reclassified for comparative purposes.
Summary of Significant Accounting Policies
Described below are significant accounting policies, which conform to accounting principles generally accepted in the United States and, except for recently issued accounting standards adopted, are applied on a consistent basis among all years presented.
Principles of Consolidation
The consolidated financial statements include the accounts of our company and our wholly-owned and majority-owned subsidiaries from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts and disclosures included in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. We use estimates, among others, to determine whether any impairment is to be recognized to long-lived and intangible assets.
Foreign Currencies
Our foreign subsidiaries’ functional currencies are their local currencies. Results of operations and cash flows are translated at average exchange rates prevailing throughout the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) which is a component of stockholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
Inventories
Inventories consist of raw materials, work in process, and finished goods. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. We closely monitor and analyze inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and inventory turns by product. Inventory items designated as obsolete or slow-moving are reduced to net realizable value.
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
Goodwill
Goodwill is carried at cost net of previously accumulated amortization. We test goodwill for impairment at least annually by applying a fair value based test. Based upon our annual review for impairment, we recorded an impairment charge of $3.8 million in the fourth quarter of 2005 related to the goodwill at our OuterLink Corporation reporting unit.

In accordance with SFAS 142, we are required to allocate goodwill to the various reporting units. As of December 31, 2006, our reporting units consisted of the following (the reporting units listed below are those businesses which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):
•	Animal Applications (goodwill of $44.0 million as of December 31, 2006)

•	Signature Industries Limited (goodwill of $1.1 million as of December 31, 2006)

•	DSD Holdings A/S (goodwill of $6.1 million as of December 31, 2006)
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
Other Intangible Assets, net
Other intangible assets are carried at cost net of accumulated amortization. We test intangible assets for impairment at least annually by applying a fair value based test. Based upon our annual review for impairment, we recorded an impairment charge of $3.3 million in the fourth quarter of 2005 related to intangible assets at our OuterLink Corporation reporting unit.
Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There were no write downs of any long-lived assets in 2006, 2005, and 2004.
Revenue Recognition
We, except for our subsidiary OuterLink Corporation, recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is revenue is recognized upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. We offer a warranty on our products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.
Our subsidiary, OuterLink Corporation, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s services are only available through use of its products; such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 to 42 months. We recently reassessed the estimated customer service period based on additional experience and will begin recognizing revenue over 54 months in 2007.
It is our policy to approve all customer returns before issuing credit to the customer. We incurred returns of $0.2 million, $0.3 million and $0.2 million for 2006, 2005 and 2004, respectively.

We record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. Our warranty liability was $34,000, $34,000 and $47,000 as of December 31, 2006, 2005 and 2004, respectively. Following is a reconciliation of our product warranties (in thousands):

Amount of
Liability
Balance as of December 31, 2005	$34
Accruals for warranties issued during the period	—
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	—

Balance as of December 31, 2006	$34

Research and Development
Research and development expense consists of personnel costs, supplies, other direct costs and incremental indirect costs, primarily, rent of developing new products and technologies and are charged to expense as incurred.
Advertising
We expense advertising costs when incurred. Advertising expense, included in selling, general and administrative expense, was $0.4 million, $0.5 million and $0.3 million for each of the years ended December 31, 2006, 2005 and 2004.
Income Taxes
We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is not more likely than not that a tax benefit will be realized. Income taxes include U.S. and foreign taxes.
Stock — Based Compensation
On January 1, 2006 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123R using the modified prospective method which required the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the twelve month period ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
Effective December 30, 2005, our Board of Directors approved the acceleration of the vesting of out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 so that such options vest immediately, provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) will not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates.
The purpose of the accelerated vesting was to enable us to avoid recognizing in our statements of operations compensation expense associated with the options in future periods. As a result of the acceleration, we avoided recognition of up to approximately $8.6 million of compensation expense in our statement of operations over the course of the original vesting periods. Such expense is included in our pro forma stock-based footnote disclosure for the year ended December 31, 2005.
We are unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration.

Loss Per Share
Our basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares. Potential common shares are excluded from the computation of diluted loss per share because their inclusion would be anti-dilutive. Potential common shares are as follows:

	As of December 31,
(In thousands)	2006	2005	2004
Stock options and restricted stock	11,793	10,109	6,528
Warrants	530	530	720
Series A Preferred Stock	—	—	15

	12,323	10,639	7,263

Treasury Stock
Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.
Comprehensive Loss
Our comprehensive loss consists of net loss and foreign currency translation adjustments and is reported in the statement of changes in stockholders’ equity.
Recently Issued Accounting Standards
In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was issued. SFAS 123R replaced SFAS No. 123 and supersedes APB Opinion No. 25. The provisions of SFAS 123R became effective for us beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We vested all of our out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 on December 30, 2005, and the initial adoption of SFAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options or other share based compensation, we expect that the impact may be material.
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We adopted SFAS 151 beginning January 1, 2006. The adoption of SFAS 151 did not have a material impact on the results of our operations, financial position or cash flows.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have an impact on our financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes. Previously, the accounting for uncertainty in income taxes was subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have determined that the adoption of SFAS 158 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not determined yet the impact that the adoption of SFAS No. 157 will have on our results of operations or financial position.
In February, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS No. 159 and have not determined yet the impact that the adoption of SFAS No. 159 will have on our results of operations or financial position.
2. Acquisitions
The following describes the acquisitions by us (in thousands) in the three years ended December 31, 2006:

			Goodwill
			and
			Other	Other Net
Company	Date	Acquisition	Intangibles	Assets and
Acquired	Acquired	Price	Acquired	Liabilities	Business Description
DSD Holdings A/S	2/28/05	$5,902	$8,008	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.
OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.
On February 28, 2005, we acquired DSD Holdings A/S and its wholly-owned subsidiaries Daploma International A/S, Digitag A/S, and 70% owned subsidiary Daploma Polska. DSD Holdings A/S became our wholly-owned subsidiary. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the assets and liabilities of DSD Holdings A/S was recorded as goodwill of $6.0 million and intangible assets of $2.0 million. The intangible assets are customer relationships, trade name, non-patented proprietary trade secrets, and a non-compete agreement. The intangible assets acquired are being amortized over lives ranging from 3 to 15 years. Amortization recorded in the year ended December 31, 2006 and 2005 was $0.2 million and $0.1 million respectively.
Denmark-based DSD Holdings A/S through its subsidiaries manufactures and markets visual and electronic RFID tags for livestock. In considering the benefits of the DSD acquisition, our management recognized the synergies available with DSD’s highly automated and efficient manufacturing facility, as well as DSD’s presence in successfully developed markets in Europe, the Middle East and Asia. The acquisition provides us with expansion of our business in Europe.

Under the terms of the DSD Holdings A/S acquisition, we purchased all of the outstanding capital stock of DSD Holdings A/S in consideration for a purchase price of seven times DSD Holdings A/S’s average annual EBITDA over the next three years less outstanding indebtedness at the end of the time period. An initial payment of $3.5 million was made at closing through the delivery of Applied Digital common stock valued at $3.5 million which we acquired from Applied Digital in exchange for $3.5 million of our common stock. To account for pre-closing pricing fluctuations, we paid additional consideration of $195,000 to the shareholders of DSD Holding A/S on June 7, 2005.
In addition, on February 28, 2005 we entered into employment agreements with the Chief Executive Officer of DSD Holdings A/S and its subsidiaries, Lasse Nordfjeld and his son, the President of Daploma, Torsten Nordfjeld.
Pursuant to the terms of the stock purchase agreement, at any time between the closing date of the acquisition and December 31, 2006 we had the right to buyout the remaining purchase price. On April 13, 2006, we exercised our right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buyout price was satisfied by a cash payment of $1.0 million made on April 13, 2006 and the issuance on June 8, 2006 of $1.0 million worth of our unregistered common stock, or 282,115 shares. The number of shares of our common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the 10 trading days prior to the closing date of the share exchange agreement, or $3.545 per share. LANO Holdings Aps, wholly owned by Lasse Nordfjeld, and Torsten Nordfjeld received 174,403 shares and 28,268 shares, respectively, of the 282,115 shares issued to the former shareholders of DSD. The $2.0 million buyout price was recorded as additional goodwill.
Applied Digital and the former shareholders of DSD agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of Applied Digital’s common stock for the unregistered shares of our common stock paid by us to the former shareholders of DSD pursuant to the buyout agreement. Pursuant to the share exchange agreement, Applied Digital issued to the former shareholders of DSD, 454,545 shares of Applied Digital’s common stock, valued at $972,249, plus $27,751 in cash in exchange for the 282,115 shares of our common stock that the former shareholders of DSD received from us in partial payment of the buyout, as more fully discussed above. The number of shares of Applied Digital common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date of June 8, 2006, which was $2.14 per share.
We operate DSD Holdings A/S and its operating subsidiaries from their current headquarters near Copenhagen, Denmark.
The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed in this acquisition.

(In thousands)
Current assets	$2,631
Property, plant and equipment	1,864
Other assets	33

Total assets acquired	4,528

Current liabilities	3,371
Long-term debt and other liabilities	3,263

Total liabilities assumed	6,634

Net liabilities acquired	$(2,106)

On January 22, 2004, we acquired OuterLink Corporation, which became a wholly-owned subsidiary of ours. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the assets and liabilities of OuterLink Corporation was recorded as goodwill of $3.8 million and intangible assets of $4.7 million. The intangible assets are customer relationships, trademarks and core technology. The customer relationships and core technology were being amortized over periods ranging from 4 to 8 years. Amortization recorded in the years ended December 31, 2005 and 2004 was $0.7 million and $0.7 million, respectively. The trademark has an indefinite life. In the fourth quarter of 2005, we determined that the value of OuterLink Corporation’s goodwill and intangible assets were impaired. Accordingly, we recorded a $7.1 million asset impairment charge in the fourth quarter of 2005.
The cost of the acquisition consisted of 100,000 shares of Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A preferred stock became convertible into four million shares of our common stock when the volume weighted average price of our common stock was greater than or equal to $4.00 per share for ten consecutive trading days. As of December 31, 2005, 99,976 preferred shares had been converted into 3.9 million shares of our common stock.

The valuation of the stock was primarily based on historical trading history and stock prices of our common stock and a marketability discount of 30%. The acquisition costs consist of legal and accounting related services that were direct costs of the acquisition.
In considering the benefits of the OuterLink Corporation acquisition, our management recognized the strategic complement of OuterLink Corporation’s technologies and customer base with our existing animal applications and military GPS business lines.
The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Current assets	$1,225
Property, plant and equipment	116
Other assets	73

Total assets acquired	1,414

Current liabilities	1,415
Long-term debt and other liabilities	20

Total liabilities assumed	1,435

Net liabilities acquired	$(21)

The results of DSD Holdings A/S and OuterLink Corporation have been included in the consolidated financial statements since the date of acquisition, February 28, 2005 and January 22, 2004 respectively. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that DSD Holdings A/S was acquired on January 1, 2005 and 2004 and OuterLink Corporation was acquired on January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what the results of our operations would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Pro Forma
	For the Year Ended December 31,
	(In thousands, except per share data)
	(unaudited)
	2005	2004
Net operating revenue	$57,709	$50,159
Net loss	$(9,507)	$(6,599)
Net loss per common share — basic and diluted	$(0.22)	$(0.20)
3. Inventory

	(In thousands)
	December 31,	December 31,
	2006	2005

Raw materials	$3,291	$3,198
Work in process	576	122
Finished goods	7,569	7,006

	11,436	10,326
Allowance for excess and obsolescence	(1,036)	(1,669)

Net inventory	$10,400	$8,657

Inventory of $5.7 million and $4.1 million was located in Europe and Asia as of December 31, 2006 and December 31, 2005, respectively.

4. Other Current Assets

	(In thousands)
	December 31,	December 31,
	2006	2005
Prepaid expenses and other current assets	$2,041	$1,035
Deferred product costs	660	201
Deferred tax asset	176	155
Deposits	13	27

	$2,890	$1,418

5. Property and Equipment, net

	(In thousands)
	December 31,	December 31,
	2006	2005
Land	$278	$278
Building and leasehold improvements	5,938	4,842
Equipment and furniture	11,999	8,808

	18,215	13,928
Less: Accumulated depreciation and amortization	(7,956)	(5,326)

	$10,259	$8,602

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1,494,000 and $535,000 at December 31, 2006 and 2005, respectively. Related accumulated depreciation amounted to $202,000 and $130,000 at December 31, 2006 and 2005, respectively.
Depreciation charged against income amounted to $1,736,000, $1,526,000, and $1,329,000 for the years ended December 31, 2006, 2005, and 2004 respectively.
6. Goodwill
The components of goodwill are as follows at December 31, (in thousands):

	2006				2005
	Original	Cumulative		Net	Original	Cumulative		Net
	Carrying	Impairment	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Value	Charges	Amortization	Value	Value	Charges	Amortization	Value
Goodwill	$98,157	$(35,314)	$(11,599)	$51,244	$95,404	$(35,314)	$(11,599)	$48,491
Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased.
7. Other Intangible Assets, net
The components of other intangible assets are as follows at December 31, (in thousands):

	2006				2005
	Original	Cumulative		Net	Original	Cumulative		Net
	Carrying	Impairment	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Value	Charges	Amortization	Value	Value	Charges	Amortization	Value
Other Intangible Assets	$6,638	$(3,287)	$(1,718)	$1,633	$6,638	$(3,287)	$(1,538)	$1,813
Other intangibles represent assets recognized separately from goodwill and consist primarily of trade name, non-patented proprietary trade secrets, non-compete agreements and customer relationships. Other intangibles are being amortized over lives ranging from 3 to 15 years.
Amortization expense amounted to $180,000, $874,000, and $664,000 for the years ended December 31, 2006, 2005, and 2004, respectively. We expect amortization expense to be approximately $85,000 per year for the years ended December 31, 2007 through 2011.

8. Accrued Expenses and Other Current Liabilities

	(In thousands)
	December 31,	December 31,
	2006	2005
Accrued wages and wage related costs	$1,588	$2,421
Accrued professional fees	315	199
Deposits	317	218
Rebates	128	22
Other	716	372

	$3,064	$3,232

9. Notes Payable, Line of Credit and Long-Term Debt
Long-term debt consists of the following:

	(In thousands)
	December 31,	December 31,
	2006	2005
Mortgage notes payable-Animal Applications and Corporate facilities	$2,226	$2,281
Line of Credit —DSD Holdings	3,013	1,722
Equipment Loans / Notes Payable — DSD Holdings	1,398	1,755
Capital lease obligations	1,526	278

	8,163	6,036
Less: Current maturities	(4,127)	(2,380)

	$4,036	$3,656

The scheduled maturities of long-term debt, including capitalized leases, at December 31, 2006 are as follows:

Year	Amount
(In thousands)
2007	$4,127
2008	1,038
2009	612
2010	2,303
2011	83
Interest expense on the above debts amounted to $410,000, $335,000, and $567,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Mortgage Notes Payable-Animal Applications and Corporate facilities
Mortgage notes payable is collateralized by land and building. Principal and interest payments totaling approximately $20,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.18%.
Equipment Loans-DSD Holdings
DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.2 million ($35,400 at December 31, 2006) are payable monthly. Payments are due through July 2010. The interest rates on the loans are variable and range from 6.00% to 8.14% as of December 31, 2006.
Line of Credit-DSD Holdings
DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately $2.1 million at December 31, 2006) to DKK 18 million (approximately $3.2 million at December 31, 2006). In connection with the amendment, we executed a Letter of Support which confirms that we shall maintain our holding of 100% of the share capital of Daploma, and that we shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank.

Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2006, the annual interest rate on the facility was 5.85%. Borrowing availability under the credit facility considers guarantees outstanding. At December 31, 2006, the borrowing availability on the credit agreement was DKK 0.9 million (approximately $0.2 million at December 31, 2006). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Note Payable-DSD Holdings
As of December 31, 2006, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million (approximately $53,100 at December 31, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.47% at December 31, 2006.
Invoice Discounting Agreement
On April 9, 2003, Signature Industries Limited entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003, June 21, 2005, and July 27, 2006 provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1,000,000 (approximately $1.9 million at December 31, 2006) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the amended Invoice Discounting Agreement (6.5% at December 31, 2006). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 per month. Discounting charges of $54,000 are included in interest expense in the 2006 statement of operations. As of December 31, 2006, $0.9 million of receivables were financed under the Invoice Discounting Agreement.
10. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Accounts Receivable
The carrying amount approximates fair value because of the short maturity of those instruments.
Long-Term Debt (mortgages) and Capital Lease Obligations
The carrying amount approximates fair value because the interest rate approximates the current rate at which we could borrow funds on similar debt.
Note Payable and Line of Credit
The carrying amount approximates fair value because the interest rate is variable and approximates the current rate at which we could borrow funds on similar debt.
11. Stock Exchanges with Applied Digital Solutions, Inc.
On February 25, 2005, we entered into a Stock Purchase Agreement with Applied Digital. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, as described more fully in note 2. We and Applied Digital entered into the share exchange because of the selling shareholders’ desire, at the time the transaction was negotiated, to receive their consideration in Applied Digital common stock as opposed to our common stock. In addition, the stock purchase represented a strategic investment by Applied Digital whereby Applied Digital could increase its ownership interest in us. Pursuant to the agreement, we issued 644,140 shares of our common stock to Applied Digital in exchange for 684,543 shares of Applied Digital common stock as consideration. The exchange ratio of shares was based upon the average of the volume-weighted- average price of our common stock and Applied Digital’s common stock for the ten trading days immediately preceding, and not including, the transaction closing date which was $5.434 for our common stock and $5.113 for Applied Digital’s common stock. The value of the stock exchanged was $3.5 million.

12. Income Taxes
The provision for income taxes consists of:

	(In thousands)
	December 31,	December 31,	December 31,
	2006	2005	2004
Current:
United States at statutory rates	$—	$—	$—
International	104	114	—

Current income tax provision (credit)	104	114	—
Deferred:
United States	—	—	—
International	(176)	(155)	—

Deferred income taxes provision (credit)	—	—	—

	$(72)	$(41)	$—

We consider earnings from our foreign operations to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, we may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.
The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	(In thousands)
	December 31,	December 31,
	2006	2005
Deferred Tax Assets:
Liabilities and reserves	$1,052	$1,288
Compensation not currently deductible	1,232	1,278
Tangible and Intangible property basis difference	573	372
Net operating loss carry forwards	32,209	29,005

Gross deferred tax assets	35,066	31,943
Valuation allowance	(34,635)	(31,788)

	431	155

Deferred Tax Liabilities:
Intangible property basis difference	641	541

Net deferred tax liability	$210	$386

The deferred tax assets and liabilities are included in the following balance sheet captions:

	(In thousands)
	December 31,	December 31,
	2006	2005
Other current assets	$176	$155
Long term liabilities	386	541

Net deferred tax liabilities	$210	$386

Domestic and foreign loss from continuing operations before provision for income taxes and minority interest consists of:

	(In thousands)
	December 31,	December 31,
	2006	2005
Domestic	$(4,915)	$(10,214)
Foreign	(1,955)	871

	$(6,870)	$(9,343)

At December 31, 2006, we had aggregate United States federal net operating loss carry forwards of approximately $76.1 million for income tax purposes, which expire in various amounts through 2026. Approximately $31.8 million of the net operating loss carry forwards were acquired in connection with various domestic acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions. Further, past and future stock issuances may subject us to additional limitations on the use of the remaining net operating loss carry forwards under the same Internal Revenue Code provision.
Additionally, net operating loss carry forwards of approximately $5.3 million relate to foreign losses. Of this, $1.6 million was acquired in connection with the acquisition of DSD Holdings A/S during 2005. During 2005, we determined that a portion of Signature Industries Limited’s UK net operating loss carry forwards will more likely than not be utilized and accordingly released $155,000 of the valuation allowance. A full valuation allowance against all other net deferred tax assets at December 31, 2006 has been recorded. The remaining net deferred tax liability relates primarily to deferred tax liabilities for purchased intangibles for which no tax basis exists.
The valuation allowance increased by $2.8 million during the year ended December 31, 2006. The valuation allowance increased by $4.1 million during the year ended December 31, 2005.
The reconciliation of the effective tax rate with the statutory federal income tax from continuing operations rate is as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Statutory rate	(35)%	(35)%	(35)%
State income taxes, net of federal benefits	(5)	(5)	(5)
Goodwill impairment and other permanent differences	—	29	7
Benefit from nonqualified stock options	—	—	(119)
Tax gain on sales of Applied Digital stock	—	—	77
Change in deferred tax asset valuation allowance (a)	36	10	75
Foreign tax rate differences	1	—	—
Expenses not deductible for tax purposes	1	—	—
Other	1	1	—

	(1)%	0%	0%

(a) net of deferred tax assets acquired in the DSD acquisition.
13. Commitments and Contingencies
Rental expense for space, vehicles, and office equipment under operating leases amounted to approximately $762,000, $749,000, and $989,000, for the years ended December 31, 2006, 2005, and 2004, respectively.
The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2006 are (in thousands):

	Minimal Rental	Employment
Year	Payments	Contracts
2007	$803	$1,183
2008	716	34
2009	606	—
2010	539	—
2011	526	—
Thereafter	16,099	—

	$19,289	$1,217

14. Profit Sharing Plan
Applied Digital has a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Applied Digital has made no matching contributions to the 401(k) Plan. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. We provide an employer match up to 4% of our employees’ contributions. Our expense related to the plan was approximately $227,000, $198,000, and $0 for the years ended December 31, 2006, 2005, and 2004 respectively.
Signature Industries Limited has a defined contribution pension plan. Our expense relating to the plans approximated $147,000, $107,000, and $136,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
15. Stock Options, Restricted Stock, and Warrants
Stock Option Plans
As of December 31, 2006, we maintain the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan that was terminated on February 23, 2006. On January 1, 2006 we adopted SFAS 123R, using the modified prospective transition method. Accordingly, during the year ended December 31, 2006 we recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R, we elected to continue using the Black-Scholes option pricing and we have recognized compensation expense using a straight-line amortization method. During the years ended December 31, 2006, 2005, and 2004, we recorded $868,000, $355,000, and $31,000 respectively, (this amount includes compensation for options granted to non-employees and for restricted stock grants) in stock-based employee compensation expense.
As of December 31, 2006, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 17,726,516 shares have been issued and 468,796 remain available for issuance. As of December 31, 2006, awards consisting of options to purchase 9,728,186 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 476,820 shares were outstanding under our terminated stock option plan. Additionally, restricted stock awards for 154,230 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of our stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).
Stock Option Activity
The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the years ended December 31, 2006, 2005, and 2004.

	For the Year
	Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.64%–4.94%	3.83%	3.81%
Expected life (in years)	4-10	5	5
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	85.74%–87.19%	91.04%–113.34%	165.00%
Weighted-average volatility	87.05%	105.00%	165.00%
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

A summary of our stock option activity as of December 31, 2006, and changes during the year then ended is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	9,955	$3.94
Granted	2,325	3.21
Exercised	(320)	1.80
Forfeited or Expired	(255)	4.61

Outstanding at December 31, 2006	11,705	$3.84	7.60	$1,402	*

Vested or Expected to Vest at December 31, 2006	11,375	3.85	7.50	1,397	*

Exercisable at December 31, 2006	9,247	$4.00	7.36	$1,400	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.55 at December 31, 2006.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 were $2.65, $4.97, and $3.57 respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $644,000, $72,000 and $13,581,000, respectively.
A summary of the status of our non-vested stock options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Nonvested at January 1, 2006	217	$2.42
Granted	2,325	2.65
Vested	(84)	2.17

Nonvested at December 31, 2006	2,458	$2.64

As of December 31, 2006, there was $4,639,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 5.96 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $181,000, $22,495,000, and $5,215,000, respectively.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $561,000, $55,000 and $12,687,000, respectively.
On January 13, 2004, we granted our Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of our common stock at $3.92 per share. This option was granted outside of our stock plans and approved by our shareholders on May 6, 2004. The option became exercisable on December 30, 2005. As of December 31, 2006, the option remains outstanding.
On February 18, 2004, we granted our Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of our common stock at $3.43 per share. This option was granted outside of our stock plans and approved by our shareholders on May 6, 2004. The option became exercisable on February 18, 2005. As of December 31, 2006, the option remains outstanding.
Restricted Stock
In March 2005, we granted our Chairman of the Board 100,000 shares of our restricted stock. The restricted stock vested 50% on March 7, 2006 and will vest 50% on March 7, 2007. We determined the value of the stock to be $506,000 based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized to compensation expense over the two year vesting period. In the years ended December 31, 2006 and 2005, $253,000 and $211,000, respectively was recognized as compensation expense in our results of operations.

In February 2005, we granted an employee, 54,230 shares of our restricted stock. The restricted stock vested 30% on February 25, 2006, will vest 30% on February 25, 2007 and 40% on February 25, 2008. We determined the value of the stock to be $250,000 based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized to compensation expense over the vesting period. In the years ended December 31, 2006 and 2005, $75,000 and $64,000, respectively was recognized as compensation expense in our results of operations.
Pro Forma Information for Periods Prior to the Adoption of SFAS 123R
Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” Employee stock-based compensation expenses recognized under SFAS 123 were not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.
The pro forma information for the years ended December 31, 2005 and 2004 was as follows (in thousands, except per share amounts):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004
Reported net loss	$(9,476)	$(4,957)
Stock-based compensation expense in reported net loss	355	31
Stock-based compensation expense determined under the fair value based method	(13,152)	(7,436)

Pro forma net loss	$(22,273)	$(12,362)

Loss per share (basic and diluted)
As reported	$(0.22)	$(0.15)
Pro forma	$(0.51)	$(0.37)
Applied Digital has five non-qualified option plans. On April 5, 2004, Applied Digital effected a one for ten reverse split of its common stock. All share prices and share amounts for Applied Digital common stock reflect the reverse stock split. Under the Applied Digital plans, options for 4.8 million common shares were authorized for issuance to certain officers and employees of Applied Digital, which include certain officers and employees of our company. There were no options granted under the plans to our officers and employees for services related to Digital Angel Corporation in 2006, 2005 or 2004. The options may not be exercised until one to three years after the grant date and are exercisable for periods ranging from five to ten years. As of December 31, 2006, as it relates to certain of our officers and employees, there were 67,000 options outstanding and exercisable at a weighted average price of $12.94. During 2006, options to purchase 42,000 shares were forfeited at a weighted average price of $26.80.
Warrants
On July 31, 2003, in connection with the $2,000,000 secured convertible note payable to Laurus Master Fund, we issued a warrant to purchase 125,000 shares of our common stock. The warrant issued to Laurus is exercisable through July 31, 2008 and permits Laurus Master Fund to purchase 75,000 shares of our common stock at $2.68 per share, 35,000 shares at $2.91 per share and 15,000 shares at $3.38 per share. We determined the estimated aggregate fair value of these warrants on the date of grant to be $143,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years. The value of the warrant was accounted for as debt discount and amortized to interest expense over the term of the secured convertible note. As of December 31, 2006, Laurus has not exercised their warrant.
On August 14, 2003, we issued warrants to purchase 500,001 shares of our common stock to certain holders of Applied Digital Solutions Convertible Exchangeable Debentures. These warrants were issued to procure the consent of the holders of Convertible Exchangeable Debentures to the issuance of the Applied Digital common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement. At the time the Stock Purchase Agreement was executed, the terms of the Convertible Exchangeable Debentures prohibited Applied Digital from, among other things, issuing or selling shares of its common stock. Therefore, to avoid breaching the terms of its Convertible Exchangeable Debentures, Applied Digital was required to obtain the consent of the holders of Convertible Exchangeable Debentures to the issuance of Applied Digital common stock to Digital Angel Corporation pursuant to the Stock Purchase Agreement. The warrants issued to the holders of

Convertible Exchangeable Debentures are exercisable for five years beginning February 1, 2004 and entitle the holder to purchase that number of shares of common stock of Digital Angel Corporation designated in the warrant at a price of $2.64 per share. The warrant was valued at $0.8 million using the Black-Scholes option pricing model and recorded as a charge to interest expense in Applied Digital’s results of operations. Through December 31, 2006, 95,238 of the 500,001 warrants were exercised.
On August 28, 2003, in connection with the $3.5 million secured revolving convertible note and the $1.5 million secured minimum borrowing convertible note, we issued a warrant to purchase 115,000 shares of our common stock. The warrant is exercisable for five years and entitles Laurus to purchase 70,000 shares of our common stock at $2.55, 35,000 shares at $2.75 per share and 10,000 shares at $2.95 per share. We determined the estimated aggregate fair value of these warrants on the date of grant to be $133,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 107.2%, dividend yield of 0%, risk free interest of 3.3% and an expected life of 5 years. The value of the warrant was accounted for as debt discount and was amortized to interest expense over the life of the secured convertible note. In March 2005, Laurus exercised their warrant for 115,000 shares, and we received proceeds of $304,000.
16. Non-Cash Compensation Expense
Non-cash compensation expense of $0.9 million ($0.7 million in selling, general, and administrative expense and $0.2 million in research and development expense) is included for the year ended December 31, 2006. Non-cash compensation expense of $0.4 million and $0.03 million has been included in selling, general, and administrative expense, for the years ended December 31, 2005 and 2004 respectively. The 2006 expense relates primarily to SFAS 123R expense associated with a grant of 2,325,000 stock options to employees and directors. The 2005 expense primarily relates to 100,000 stock options issued to Applied Digital employees, 100,000 shares of restricted stock issued our Chairman of the Board in March 2005 and 54,230 shares of restricted stock issued to an employee in February 2005. The 2004 expense resulted from 10,000 shares of common stock provided to an individual as compensation for recruiting services.
17. Legal Proceedings
Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.
On October 20, 2004, we commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. The suit alleged that Allflex and PetHealth marketed and sold a syringe implantable identification transponder that violated our patent. Allflex moved for a judgment on the pleadings, asserting that a license agreement between Allflex and us should act as a bar to a case for infringement, which motion we contested. The Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying our motion for leave to amend, and final judgment in the action was entered on February 21, 2006. Upon our appeal to the Federal Circuit Court of Appeals in Washington, D.C., the Court found in favor of the Defendants.
Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.
On October 20, 2004, we commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe our 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit seeks, among other things, an adjudication of infringement, injunctive relief, and actual and punitive damages. We believe that the suit is well-grounded in law and fact. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, in which, in management’s assessment, the court largely adopted our analysis on the scope of the claims in the subject patent. The parties are continuing discovery in light of that order. Trial is anticipated in mid to late 2007.
Crystal Import Corporation v. Digital Angel, et al.
On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and us in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against us. On October 12, 2005, the Alabama Court transferred the action to Minnesota. Following the docketing of the action in

Minnesota, we and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. The Court recently lifted a stay of the matter and discovery is expected to commence in the near future. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to us from this lawsuit.
Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.
On or about June 2, 2005, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine our rights and liabilities under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company that entered into a distribution agreement for a product that was then under development by us but the development of which was subsequently abandoned. The case is in the initial discovery stages. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to us from this lawsuit.
18. Supplemental Cash Flow Information

	2006	2005	2004
Income taxes paid	$103	$123	$73
Interest paid	465	382	585
Non-cash investing and financing activities:
Issuance of preferred stock for OuterLink acquisition	—	—	8,300
Issuance of common stock for Applied Digital common stock	—	3,500	7,920
Issuance of Applied Digital common stock for DSD acquisition	—	3,500	--
Issuance of common stock to former shareholders of DSD Holdings A/S	1,000	—	—
Conversion of debt into common stock	—	—	2,930
Assets acquired for long-term debt and capital leases	606	586	—
19. Segment Information
We are an advanced technology company in the field of rapid and accurate identification, location tracking, and condition monitoring of high-value assets. We operate in two segments: (1) Animal Applications and (2) GPS and Radio Communications.
It is on this basis that our management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on stand-alone segment operating income.

	For the Year Ended December 31, 2006
	(In Thousands)
	Animal	GPS and Radio	Corporate /
	Applications	Communications	Unallocated	Consolidated
Product revenue	$37,358	$17,366	$—	$54,724
Service revenue	700	1,556	—	2,256

Segment revenue	$38,058	$18,922	$—	$56,980

Loss from operations	$(3,952)	$(2,822)	$—	$(6,774)
Depreciation and amortization	1,404	548	—	1,952
Interest income	267	5	—	272
Interest expense	405	60	—	465
Loss from continuing operations before income tax benefit and minority interest	(4,048)	(2,822)	—	(6,870)
Goodwill, net	50,078	1,166	—	51,244
Segment assets	77,815	12,081		89,896
Cash expenditures for property and equipment	1,789	1,267	—	3,056

	For the Year Ended December 31, 2005
	(In Thousands)
	Animal	GPS and Radio	Corporate /
	Applications	Communications	Unallocated	Consolidated
Product revenue	$34,663	$19,657	$—	$54,320
Service revenue	1,309	1,197	—	2,506

Segment revenue	$35,972	$20,854	$—	$56,826

Loss from operations	$(988)	$(8,399)	$—	$(9,387)
Depreciation and amortization.	1,221	1,191	—	2,412
Interest income	336	11	—	347
Interest expense	337	29	—	366
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(926)	(8,417)	—	(9,343)
Goodwill, net	47,343	1,148	—	48,491
Segment assets	81,105	9,102	—	90,207
Cash expenditures for property and equipment	820	562	—	1,382

	For the Year Ended December 31, 2004
	(In Thousands)
	Animal	GPS and Radio	Corporate /
	Applications	Communications	Unallocated	Consolidated
Product revenue	$24,950	$19,324	$—	$44,274
Service revenue	921	1,107	—	2,028

Segment revenue	$25,871	$20,431	$—	$46,302

Loss from operations	$(796)	$(405)	$—	$(1,201)
Depreciation and amortization.	742	1,265	—	2,007
Interest income	—	41	—	41)
Interest expense	1,168	175	—	1,343
Loss from continuing operations before provision for taxes, minority interest and equity in net loss of affiliate	(3,078)	(544)	—	(3,622)
Goodwill, net	43,971	5,026	—	48,997
Segment assets	76,127	16,546	6	92,673
Cash expenditures for property and equipment	264	320	—	584
Information concerning principal geographic areas as of and for the years ended December 31, 2006, 2005 and 2004 was as follows:

			All Other
	United	United Kingdom	Foreign
(In thousands)	States	Denmark	Countries	Consolidated
2006
Net revenue from external customers	$29,183	$14,970	$12,827	$56,980
Long-lived assets excluding goodwill and other intangible assets, net	5,797	4,242	220	10,259
2005
Net revenue from external customers	$26,019	$16,830	$13,977	$56,826
Long-lived assets excluding goodwill and other intangible assets, net	4,508	3,824	270	8,602
2004
Net revenue from external customers	$29,743	$4,369	$12,190	$46,302
Long-lived assets excluding goodwill and other intangible assets, net	4,569	1,101	277	5,947

Sales to one customer accounted for approximately 15% of net revenues in 2006. Sales to one customer accounted for approximately 10% of net revenues in 2005. Sales to two customers accounted for approximately 12% and 10% of net revenues in 2004. Accounts receivable from one customer accounted for approximately 12% of net accounts receivable in 2006. Accounts receivable from one customer accounted for approximately 12% of net accounts receivable in 2005 as well.
20. Related Party Activity
We have an eleven-year Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005, with VeriChip Corporation (VeriChip), an affiliated, majority-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of our implantable microchip and the maintenance of the VeriChip Registry by us. The amended agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. The agreement continues until March 2013 and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The Distribution and Licensing agreement includes a license for the use of our technology in VeriChip’s identified markets. Under the Distribution and Licensing Agreement, we are the sole manufacturer and supplier to VeriChip. The existing terms with our sole supplier of implantable microchips, Raytheon Microelectronics España, SA, expire on June 30, 2010.
Revenue recognized under the Distribution and Licensing Agreement was $0.4 million, $0.7 million, and $0.1 million for 2006, 2005, and 2004 respectively.
Amounts due from VeriChip as of December 31, 2006 and December 31, 2005 were $425,000 and $232,000, respectively.
See Note 11 for a description of the stock exchange transactions with Applied Digital.
Prior to January 1, 2005 and pursuant to a mutual agreement between us, Applied Digital, and Verichip Corporation, amounts due from Verichip Corporation were offset against amounts we owed to Applied Digital for certain general and administrative services, research and development services, directors and officers insurance and expense reimbursement. Effective January 1, 2005, all amounts due from Verichip Corporation are to be paid to us.
21. Summarized Quarterly Data (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2006
Total revenue	$15,822	$12,956	$13,191	$15,011	$56,980
Gross profit	6,776	5,062	5,640	5,975	23,453
Net loss before discontinued operations	(586)	(2,124)	(1,435)	(2,658)	(6,803)
Loss from discontinued operations	—	—	—	—	—
Net loss	(586)	(2,124)	(1,435)	(2,658)	(6,803)
Loss per share-basic and diluted:
Net loss from continuing operations	(.01)	(.05)	(.03)	(.06)	(.15)
Net loss per common share	(.01)	(.05)	(.03)	(.06)	(.15)
2005
Total revenue	$13,403	$14,860	$13,758	$14,805	$56,826
Gross profit	5,995	6,640	5,936	6,924	25,495
Loss before discontinued operations	(493)	(891)	(1,069)	(7,200)	(9,653)
Income from discontinued operations	—	—	85	92	177
Net loss	(493)	(891)	(984)	(7,108)	(9,476)
Loss per share-basic and diluted:
Net loss from continuing operations	(0.01)	(0.02)	(0.02)	(0.16)	(0.22)
Net income (loss) from discontinued operations	—	—	—	—	—
Net loss per common share	(0.01)	(0.02)	(0.02)	(0.16)	(0.22)

22. Proposed acquisition of the assets of McMurdo Ltd.
On December 14, 2006, Signature Industries Limited, or Signature, our London-based subsidiary operating in the GPS and Radio Communications segment, entered into an agreement to acquire certain assets and customer contracts of McMurdo Ltd., or McMurdo, a U.K. manufacturer of emergency location beacons, from Chemring Group PLC. Pursuant to the agreement, Signature will acquire certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets exclude certain accrued liabilities and obligations and real property, including the plant facility which Signature will have a license to occupy for a period of nine months after completion of the sale. Under the terms of the agreement, Signature will retain McMurdo’s employees related to the marine electronics business after closing the sale.
The purchase price for the assets is approximately £3,117,000 (approximately $6,106,000 at December 31, 2006), subject to certain adjustments, plus up to an additional deferred payment of £1,500,000 (approximately $2,938,000 at December 31, 2006) based on sales of certain products between November 1, 2006 and October 31, 2007. The deferred payment is determined on a threshold basis with a minimum threshold, based on the invoiced value of sales during such period and payable when the parties finalize a statement of the sales. Upon signing the agreement, we paid £250,000 (approximately $490,000 at December 31, 2006) of the purchase price to McMurdo. The balance is to be paid upon closing. If the agreement is terminated or the sale is not completed, under certain circumstances McMurdo will be entitled to retain the £250,000 deposit. Under the terms of the agreement, we will guarantee Signature’s obligations for the deferred payment and Chemring will guarantee McMurdo’s obligations for retained liabilities and obligations.
23. Subsequent events
10.25% Senior Secured Debenture Financing
On February 6, 2007, we entered into a securities purchase agreement pursuant to which we sold a 10.25% senior secured debenture in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of our common stock.
The debenture matures on February 6, 2010, but we may, at our option, prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. We are obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007.
The debenture is not convertible by the holder(s). However, we may, at our option but not obligation, decide to make one or more monthly payments of principal and interest with shares of our common stock instead of with cash. Our decision to make a monthly payment with cash or with our shares, or a combination of both will be determined on a monthly basis. Currently, we anticipate making monthly payments with cash. If we choose to make a monthly payment with our shares, the shares will be issued at an 8% discount to the then current market price of the shares. If an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest.

Digital Angel Corporation and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
Allowance for Doubtful Accounts (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance, at beginning of year	$212	$241	$205
Amount acquired through acquisition	—	10	65
Additions charged to income	19	25	16
Write-offs	(22)	(64)	(45)

Balance, at end of year	$209	$212	$241

Allowance for Excess and Obsolete Inventory (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance, at beginning of year	$1,669	$1,915	$1,821
Additions charged to income	248	419	150
Write-offs	(881)	(665)	(56)

Balance, at end of year	$1,036	$1,669	$1,915

Valuation Allowance on Deferred Tax Assets (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance, at beginning of year	$31,788	$27,666	$22,197
Amount acquired through acquisition	—	15	9,192
Additions charged to income	2,847	4,262	—
Write-offs	—	(155)	(3,723)

Balance, at end of year	$34,635	$31,788	$27,666