Form 10-K/A
period 2006-12-31
DIGITAL ANGEL CORP
filed 2007-04-30
CIK 771252

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the registrant on March 8, 2007 (the “Report”), and is being filed for the purpose of providing information required by Part III, Item 10 through Item 14 which the Registrant originally intended to incorporate by reference from the Registrant’s proxy statement for the 2007 Annual Meeting of Stockholders. The reference on the cover of the Report to the incorporation by reference of Registrant’s proxy statement into Part III of the Report is hereby amended to delete that reference.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors currently consists of six directors, serving until the next annual meeting of stockholders in 2007 and until their successors are elected and qualified. Our current Board members and classifications are as follows:

Name	Positions with the Company
Kevin N. McGrath	President, Chief Executive Officer and Director
Scott R. Silverman	Chairman of the Board
John R. Block	Director
Barry M. Edelstein	Director
Howard S. Weintraub, Ph.D.	Director
Michael S. Zarriello	Director
The terms of the six directors will expire at the 2007 Annual Meeting of Stockholders.
The age indicated and other information in each director’s biography is as of March 22, 2007.
Kevin N. McGrath, 54, has been our Chief Executive Officer, President and Director since January 2004. From 1987 until 2003, he was employed at Hughes Electronics Corp. in a number of senior level executive positions, including Corporate Vice President of DirectTV International, President of Hughes Communications, Inc. and the Senior Financial Executive of Hughes Space and Communications Group. From 1996 to 2003, he was Chairman of DirecTV Latin America (a subsidiary of Hughes Electronics Corporation). In 2003-2004, DirectTV Latin America, LLC was reorganized under Chapter 11 of the United States Bankruptcy Code. Prior to his work at Hughes, Mr. McGrath spent two years as Chief Financial Officer for Electronic Data Systems, Asia and Pacific, and 10 years in various financial management positions at General Motors Corp. Mr. McGrath is a graduate of Princeton University and received a Masters of Business Administration from the Amos Tuck School at Dartmouth College.
Scott R. Silverman, 43, has been our Chairman of the Board of Directors since February 2004 and has been a Director since July 2003. He has served as VeriChip Corporation’s (“VeriChip”), a subsidiary of Applied Digital Solutions, Inc. (“Applied Digital), Chief Executive Officer since December 5, 2006, as the Chairman of VeriChip’s Board of Directors since March 2003 and as a member of VeriChip’s Board of Directors since February 2002. He also served as VeriChip’s Chief Executive Officer from April 2003 to June 2004. He has served as Chairman of the Board of Directors of Applied Digital since March 2003, and served as Chief Executive Officer of Applied Digital from March 2003 to December 5, 2006, and as Acting President of Applied Digital from April 2005 to December 5, 2006. From March 2002 to March 2003, he served as Applied Digital’s President and member of its Board of Directors. From August 2001 to March 2002, he served as a special advisor to Applied Digital’s Board of Directors. From September 1999 to March 2002, Mr. Silverman operated his own private investment banking firm. From October 1996 to September 1999, he served in various capacities with Applied Digital, including positions related to business development, corporate development and legal affairs. Mr. Silverman has served as the Chairman of the Board of Applied Digital’s wholly owned subsidiary, Info Tech USA, Inc., since January 2006. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania.

John R. (Jack) Block, 72, joined our Board of Directors in January 2004. Mr. Block has served as Senior Policy Advisor for Olsson, Frank, Weeda, P.C., a law firm, since January 2006. From January 2003 through December 2005, Mr. Block served as the Executive Vice President of the Food Marketing Institute, a trade association in Washington, D.C. From 1986 until December 2002, Mr. Block was President and Chief Executive Officer of Food Distributors International and the International Foodservice Distributors Association (NAWGA/IFDA). Mr. Block was appointed to President Reagan’s Cabinet in 1981 and served for five years as the Secretary of the U.S. Department of Agriculture. As a member of the Reagan Cabinet and a key member of the Economic Policy Council, he dealt with a wide range of complex domestic farm program and tax issues. Under his leadership, the Department of Agriculture’s Food for Peace Program was a primary resource in feeding the starving African continent. During his tenure as Secretary of Agriculture, Mr. Block visited more than 30 foreign countries, meeting with heads of state and agriculture ministers from all over the globe and negotiating sensitive agreements critical to U.S. farm interests. From 1977 to 1981, he served as Director of Agriculture for the State of Illinois. Mr. Block currently has a syndicated weekly radio commentary broadcast carried by more than 600 stations in 30 states. Mr. Block serves on a number of corporate boards, including NYSE-listed Hormel Foods Corporation. He is on the Board of Directors of the U.S. Friends of the World Food Programme, a joint initiative of the United Nations and the Food and Agricultural Organization, Chairman of the Agribusiness Alliance of the Citizens Network for Foreign Affairs in Washington, and on the Advisory Board of the Illinois Global Partnership.
Barry M. Edelstein, 44, has been a Director since June 2005. Mr. Edelstein has served as President and Chief Executive Officer of ScentSational Technologies, Inc. since January 2003. From 2000 to 2002, Mr. Edelstein was Vice President, Sales and Sales Operations for Comcast Business Communications Inc. where he managed the integration of Comcast Telecommunications Inc. with two other subsidiaries and led a team that oversaw the sales, marketing, customer care, billing operations and supplier management function of the company. From 1997 to 2000, he was Vice President, Sales and Marketing for Comcast Telecommunications Inc., a provider of long distance, internet and private network services in the mid-Atlantic region of the U.S. From 1992 to 1997, he was President and Founding Principal of GlobalCom Telecommunications, a regional reseller of long distance, private network and internet services which was sold to Comcast in June 1997. Prior to that, he was an associate at Rubin, Shapiro & Wiese, a Philadelphia law firm specializing in real estate and corporate commercial litigation. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law, Wilmington, Delaware.
Howard S. Weintraub, Ph.D., 63, has been a Director since March 2002. Dr. Weintraub has been a Principal of Landfall Ther. Consulting Group, a solo research consulting service, since July 2003. Dr. Weintraub retired from C. R. Bard, Inc., a medical device company, in 2003, where he was Vice President, R&D, Corporate Staff. From 1988 to 1998, he held a series of senior research and technology management positions at Bristol-Myers Squibb. Dr. Weintraub was previously associated with Ortho Pharmaceutical Corporation, a Johnson and Johnson company, from 1973 until 1988, where he held senior research management positions. He also has authored or co-authored over 50 scientific publications and abstracts. Dr. Weintraub previously served as Chairman of the Industrial Pharmaceutical Technology Section of the AAPS (formerly APhA), and was the Chairman of the Drug Metabolism sub-section of the Research and Pharmaceutical Manufacturers’ Association. Dr. Weintraub earned a Bachelor of Science Degree in Pharmacy from Columbia University and his Ph.D. in biopharmaceutics from the State University of New York at Buffalo. He is a member of the Board of Directors of the privately-held biotechnology firm, Bioenergy, Inc., where he also chairs the company’s Scientific Advisory Board. He is a member of the Scientific Advisory Board of VeriChip Corporation and of the Ascent Technologies Group, Polymerix Corporation, a specialty development-stage pharmaceutical company, and the Strategic Advisory Board of Aderans Corp.
Michael S. Zarriello, 57, has been a Director since September 2003. He served as Senior Vice President and Chief Financial Officer for Rural/Metro Corporation, a medical transportation company, in Scottsdale, Arizona, from July 2003 to December 2006. From 1998 to 2003, Mr. Zarriello was a Senior Managing Director of Jesup & Lamont Securities Corporation and President of Jesup & Lamont Merchant Partners LLC, both of which are investment banking firms. From 1989 to 1997, Mr. Zarriello was a Managing Director-Principal of Bear Stearns & Co., Inc., an investment bank, and from 1989 to 1991, he served as Chief Financial Officer of the Principal Activities Group that invested Bear Stearns’ capital in middle market companies. Mr. Zarriello also served as a member of the Board of Applied Digital from May 2003 until July 2006.

EXECUTIVE OFFICERS AND KEY EMPLOYEES
As of March 22, 2007, each of the persons below served as one of our executive officers or key employees.

Name	Age	Position
Kevin N. McGrath	54	President and Chief Executive Officer
Thomas J. Hoyer	44	Chief Financial Officer, Vice President and Treasurer
David M. Cairnie	62	Managing Director, Signature Industries, Ltd.
Lasse Nordfjeld	61	President of the Animal Applications Group
Patricia M. Petersen	47	Vice President, General Counsel and Secretary
Below is a summary of the business experience of each of our executive officers who does not serve on our Board of Directors.
Thomas J. Hoyer has been our Chief Financial Officer, Vice President and Treasurer since January 2, 2007. Previously, Mr. Hoyer served as the Executive Vice President and Chief Financial Officer of NationsRent Companies, Inc., a construction equipment distribution and services company from June 2003 to September 2006. From 2002 to 2003, Mr. Hoyer was Vice President of Corporate Finance at MWH Global, Inc., a privately-held environmental consulting/engineering/construction company. He served as Chief Financial Officer of GlobEquip LLC, a start-up company focused on the resale of used construction and mining equipment from North American markets to South American markets, in 2001. From January 1998 to January 2001, Mr. Hoyer served as Assistant Treasurer at Fluor Corporation. Mr. Hoyer earned a Bachelor’s degree and a Master’s Degree in Business Administration from Clemson University.
David M. Cairnie has been the Managing Director of our United Kingdom subsidiary Signature Industries, Ltd. since March 27, 2002. Mr. Cairnie has been the Managing Director of Signature Industries, Ltd. since the management-led buy-out in 1993. Before the management led buy-out, Signature Industries, Ltd. was known as FKI Communications, a division of FKI plc, where Mr. Cairnie had been the Managing Director since 1990. Before joining FKI Communications, Mr. Cairnie worked for International Telephone and Telegraph (ITT). Mr. Cairnie completed the ITT Senior Management Development program at the London Business School and operated in various management roles before joining FKI.
Lasse Nordfjeld has been the President of the Animal Applications Group of our company since February 28, 2005. From May 2001 to February 2005, Mr. Nordfjeld was Chief Executive Officer, President and a member of the board of directors of DSD Holding A/S, which is the parent company of DigiTag A/S and Daploma International A/S, manufacturer of visual and electronic radio frequency identification tags for livestock. Mr. Nordfjeld has also been the Chairman for Daploma International A/S since May 1996, as well as the President for DigiTag A/S since May 2001, and has been a member of both of their board of directors since May 1998. Mr. Nordfjeld’s son serves as the Chief Executive Officer of Daploma International A/S. Prior to this, Mr. Nordfjeld served as a technical director and was co-owner of UnoPlast, a manufacturer of single-use devices for the healthcare sector, and served as a Director of Production and held other senior level executive positions with Eskofot, a manufacturer of equipment for the graphics industry. Mr. Nordfjeld has a Bachelor’s degree in Engineering from Dansk Ingenior Akademi (DIA), Lundtofte, Denmark and a Bachelor of Commerce in management and economy from Handelsskolen, Helsingoer/Hilleroed, Denmark.
Patricia M. Petersen has been Vice President, General Counsel and Secretary since September 2006. Prior to joining Digital Angel, Ms. Petersen served as Senior Vice President and General Counsel of Technical Olympic USA, Inc., a national homebuilding company, from 2002 to 2006, and as Assistant General Counsel of Corning Incorporated, a telecommunications and technology company, from 2000 to 2002. From 1992 to 2000, Ms. Petersen served as Managing Partner of the Nestor Nestor Kingston Petersen law firm in Bucharest, Romania, and from 1990 to 1992 as Associate Counsel with the Hillis Clark Martin & Peterson law firm in Seattle, Washington. Ms. Petersen earned a Bachelor’s degree from the University of Texas and a Juris Doctorate degree from the Harvard Law School.
Our Board of Directors has an Audit Committee that presently consists of Messrs. Zarriello, Weintraub and Block. Our Board of Directors has determined that the members of the Audit Committee are independent directors as defined under Section 803 of the AMEX Company Guide and SEC Rule 10A-3. The Audit Committee has been assigned the functions of monitoring the integrity of our financial statements, monitoring the independence, qualifications and performance of our independent auditors and overseeing our systems of internal controls. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which can be found on Digital Angel’s website www.digitalangelcorp.com. The Board of Directors has designated Mr. Zarriello the “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”).

Code of Conduct and Corporate Ethics Policy Statement
The Board of Directors approved our Code of Conduct and Corporate Ethics Policy Statement. The Code of Conduct and Corporate Ethics Policy Statement sets forth standards of conduct applicable to our directors, officers and employees. Our Code of Conduct and Corporate Ethics Policy Statement is available to view at our website at www.digitalangelcorp.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in their ownership of common stock. Officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The duties of the Compensation Committee (the “Committee”) include establishing the salaries, incentives and other forms of compensation for our Named Executive Officers. This includes awards under our equity-based compensation plans. The Committee’s current policy is to insure that compensation programs contribute directly to the success of our company, including enhanced share value.
In connection with the Committee’s deliberations for 2006 compensation, the Committee selected and retained Riley, Dettmann & Kelsey LLC, an independent compensation consulting firm, to advise the Committee. The Committee received from Riley, Dettmann & Kelsey LLC a comprehensive position-by-position benchmarking analysis regarding base salary, annual bonus and total compensation levels at the companies which comprised our comparator group (as described below). Riley, Dettmann & Kelsey LLC also provided the Committee with a market update regarding changes in equity incentive trends and other trends in the compensation area. Riley, Dettmann & Kelsey LLC reports directly to the Committee. We believe that the use of an independent consultant provides additional assurance that our programs are reasonable and consistent with our objectives.
Philosophy
Our compensation programs are designed to:
•	Provide competitive compensation and benefits to attract and retain the highest quality officers;

•	Provide variable pay opportunities through bonus plans and incentive plans that reward performers who contribute to superior company results; and

•	Establish an appropriate relationship between compensation and the creation of long-term stockholder value.
Accordingly, the total compensation of our Named Executive Officers has been set at levels that are intended to be competitive with companies in similar industries to ours, but whose revenues and number of employees are greater than ours. We chose these companies because we anticipate growth in our revenues and number of employees. In order to establish total compensation levels, we reviewed compensation practices at selected peer companies. The companies comprising the peer group are:

• Applied Signal Technology, Inc.	• FSI International
• Channell Commercial Corporation	• Lifecore Biomedical, Inc.
• Datalink Corporation	• LoJack Corporation
• Delphax Technologies, Inc.	• Nortech Systems, Inc.

We do not target a specific position in the range of comparative data for each individual or for each component of compensation. However, we considered that base salaries above 50% of the median base salary of the peer group would be competitive. We establish individual compensation levels based on the reviews discussed above, our financial and operational performance and other factors regarding the individual officer such as level of responsibility, prior experience and our judgment as to that officer’s individual performance.
To achieve its policy goals, the Committee has utilized salary, cash bonuses and grants of stock options. The Committee has focused on the establishment of salaries and other items of compensation that are externally competitive and internally equitable for each of our Named Executive Officers. We do not currently provide our Named Executive Officers with other long term incentive compensation other than the ability to contribute their earnings to Applied Digital’s 401(k) Plan, as described below.
Executive Compensation Components and Practices (other than the Chief Executive Officer)
Salaries. Each NEO, other than Kevin McGrath, our Chief Executive Officer, has entered into an employment agreement that specifies a minimum level of base salary for the officer. The Committee, however is able to increase each officer’s salary as it deems appropriate. Mr. Nordfjeld joined our company in connection with our acquisition of DSD Holding A/S in February 2005. Although we subsequently entered into a new employment agreement with Mr. Nordfjeld, the material terms of the agreement, such as base salary level, were influenced by his prior employment agreement with DSD Holding A/S. At the beginning of each fiscal year, the Committee reviews salary recommendations for each of our Named Executive Officers (other than the Chief Executive Officer) and then approves such recommendations, with modifications that it deems appropriate. The salary recommendations are made by our Chief Executive Officer. Salaries are determined based on the benchmarking review discussed above and evaluations of each individual officer, market changes and the economic and business conditions affecting Digital Angel at the time of the evaluation. Evaluations of each individual officer are based on a relative valuing of the duties and responsibilities of such officer, such officer’s role in developing and implementing our overall business strategy and such officer’s past and expected future performance.
As a result of its review of the peer group salary information, for fiscal year 2006 the Committee approved a salary increase for Mr. Cairnie to bring his salary in line with what the Committee felt was a competitive salary. The Committee did not increase Messrs. Santelli and Nordfjeld’s salaries in 2006. However, the 2006 salaries reflect a full year of compensation at the same base salary rate for Messrs. Santelli and Nordfjeld, while the 2005 salaries reflected only ten months of compensation. In addition, for Mr. Nordfjeld, the change in the 2006 salary also reflects a change in the exchange rate since he is paid in pounds sterling.
Bonuses. The employment agreements for Messrs. Cairnie and Nordfjeld provide for a minimum bonus potential as a percentage of salary. The Committee, however, is able to increase each such bonus potential as it deems appropriate. In May 2006, we established the Digital Angel Corporation Annual Incentive Plan to promote the interests of our company and to enhance stockholder value by creating an annual incentive program to:
•	attract and retain employees who will strive for excellence, and

•	motivate those individuals to set above-average objectives and achieve above-average results by providing them with rewards for contributions to our financial performance.
The annual incentive opportunities are tied directly to the achievement of individual and company-wide financial and operational performance targets that are established at the beginning of each year by the Committee based on recommendations from our Chief Executive Officer. Targets have been set for the various executives participating in the plan at 100%, 60% and 30% of their respective base salary, and in no event can amounts awarded under the Plan exceed 200%, 120% or 60% of a respective participant’s base salary. However, the Committee can increase or decrease the amount of the annual incentive in its discretion. At the end of each year, our Chief Executive Officer provides the Committee with his recommendations regarding the performance of each Named Executive Officer (other than the Chief Executive Officer) against his or her performance targets and the amount of bonus to be paid to such officer.

In March of 2007, the Committee reviewed the accomplishments of each Named Executive Officer during 2006 against the performance goals established at the beginning of the year. The performance goals for our Named Executive Officers related to revenue, operating income, cash and management/Board discretion. These factors were chosen because the Committee believes that growing the top line is the most important factor for our near-term success. The performance goals for each officer vary depending on the officer’s level and performance. Performance goals are established at levels that are achievable, but require better than expected planned performance from each Named Executive Officer. Each of the performance goals has a minimum, target and maximum level of payment opportunity. Because the performance goals were not met, no bonuses under the plan were paid to our Named Executive Officers in 2006. However, pursuant to Mr. Cairnie’s employment agreement, he received a bonus of $5,341 in 2006.
Equity-Based Compensation. Our Board of Directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. Such grants have consisted of stock options — specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.
Historically, our Board has granted awards of stock options to our executive officers upon their appointment as executive officers, with our obligation to grant the options typically memorialized in the offer letter or employment agreement, or an addendum to an employment agreement, entered into with the applicable executive officer. In determining the aggregate amount of options to be awarded company-wide, the Committee considers the value of such option grants based on SFAS 123R and compares all of this information to the comparative group data compiled by Riley, Dettmann & Kelsey LLC. After a consideration of the relevant tax, accounting, dilution, valuation, incentive and other considerations, the Committee concluded that stock option awards were the appropriate form of equity-based, long-term incentive compensation.
In 2006, only Messrs. Nordfjeld and Cairnie received option grants. In determining the size of the option grants to Messrs. Nordfjeld and Cairnie, the Committee granted an amount it believed would incentivize long-term commitments to our company by these executives as the Committee does not expect to consider future grants for the Named Executive Officers for the next few years. The options granted to Messrs. Nordfjeld and Cairnie provide for a five-year vesting period, with options exercisable for one-fifth of the underlying shares vesting each year.
If approved by our stockholders, future stock options and other equity-based awards will be granted under our 2007 Equity Participation Plan, which is described in the preliminary proxy statement filed on March 22, 2007 in Proposal 3. Stock options for our Named Executive Officers are granted at least at the prevailing market price on the grant date and thus will only have value if our stock price increases. Generally, grants vest in equal amounts over a period of five years. We believe that this vesting schedule aids the company in retaining executives and motivating longer-term performance. The Committee (1) sets the number of the total options to be awarded that will be allocated to our Named Executive Officers, (2) approves the absolute number of options to be awarded to our Chief Executive Officer and (3) approves the Chief Executive Officer’s recommended allocation of the remainder of the Named Executive Officers’ award to the other individual Named Executive Officers.
We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. It is possible that we will establish programs or policies regarding the timing of equity-based awards in the future. Authority to make equity-based awards to executive officers rests with our Committee, which considers the recommendations of our Chief Executive Officer. As an AMEX-listed company, we are subject to AMEX listing standards that, in general, require stockholder approval of equity-based plans.
All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our employees and directors using the intrinsic value method under APB Opinion No. 25 and FASB Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our directors, employees, consultants and others because the exercise price of such stock options equaled or exceeded the fair value of the underlying stock on the dates of grant. Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of SFAS 123R. SFAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2006, our Committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of SFAS 123R, took a more deliberate approach to the granting of awards of stock options.

We structure cash incentive compensation so that it is taxable to our executive officers at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity-based awards, while any gain recognized by our executive officers and other employees from non-qualified stock options should be deductible, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee. In addition, our grant of shares of restricted stock or restricted stock units that are not subject to performance vesting provisions may not be fully deductible by us at the time the grant is otherwise taxable to the grantee.
Other Benefits. We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance in each case on the same basis as other employees. Messrs. McGrath and Cairnie are also provided individual term life insurance policies. In addition, our United States employees, including the Named Executive Officers, are eligible to participate in the Applied Digital retirement savings plan under section 401(k) under which they may elect to contribute a percentage of their salaries. We provide an employer match up to 4% of our employees’ contributions. Our officers and employees residing in foreign countries, including Mr. Cairnie who is a resident of the United Kingdom and Mr. Nordfjeld who is a resident of Denmark, may have somewhat different employee benefit and retirement plans than those we offer domestically, typically based on certain legal requirements in those countries.
Severance and Change of Control Benefits. We have entered into a change of control agreement with Mr. McGrath and employment agreements with our other Named Executive Officers. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including in the event of a change in control. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”
The Committee believes that these severance and change in control arrangements are an important part of the overall compensation for our Named Executive Officers because they help to secure the continued employment and dedication of our Named Executive Officers, notwithstanding any concern that they might have regarding their own continued employment prior to or following a change in control. The Committee also believes that these arrangements are important as a recruitment and retention device.
The executive employment agreements also contain provisions that prohibit the executive from disclosing our company’s confidential information and that prohibit the executive from engaging in certain competitive activities or soliciting any of our employees, customers, potential customers or acquisition prospects. An executive will forfeit his right to receive post-termination compensation if he breaches these or other restrictive covenants in the employment agreements. We believe that these provisions help ensure the long-term success of our company.
Perquisites. Our Board of Directors annually reviews the perquisites that members of senior management receive. We generally provide reimbursement for our Named Executive Officers’ use of personal communication devices. In addition, because Mr. Nordfjeld is a resident of Denmark, we provide a vehicle allowance, which includes lease payments and expenses. We also provide Mr. Nordfjeld with housing arrangements in Minnesota and reimbursement for travel between Denmark and Minnesota. We have determined that providing Mr. Nordfjeld with housing arrangements in Minnesota is more cost effective than reimbursing him for hotel accommodations when he travels to Minnesota.
Compensation of Chief Financial Officer
We appointed Thomas Hoyer as our Chief Financial Officer in January, 2007. In connection with our search for a new Chief Financial Officer, we consulted and retained an executive search firm. After considering the backgrounds and qualifications of the candidates presented by the search firm, our Board realized that Mr. Hoyer was the ideal candidate for the position given his extensive background in finance and accounting. Based on information provided to our Board by the search firm at the outset of the search for a Chief Financial Officer, our Board had developed a sense of the compensation package — in terms of base salary, guaranteed bonus, additional at-risk incentive compensation and equity interest — that would need to be provided to a candidate for the position. Additionally, the compensation committee reviewed generally the compensation of chief financial officers of peer companies provided by Riley, Dettmann & Kelsey LLC.

Mr. Hoyer’s employment agreement with us provides for an initial base salary of $265,000 per year, a targeted annual bonus of 60% of his annual base salary based upon plan metrics, our performance and individual contribution. His bonus will be capped at 120% of his annual base salary. In addition, he received a ten-year option to purchase 250,000 shares of common stock. The option will vest ratably over a five-year period and has a strike price equal to the market closing price as of January 2, 2007. Mr. Hoyer will also be entitled to participate in any of our benefit plans or programs as are from time to time available to our officers and is entitled to an automobile allowance. The agreement also provides that Mr. Hoyer will receive a change of control payment if a change of control, as defined in the agreement, occurs and Mr. Hoyer’s employment is terminated within 3 months of the change of control (regardless if voluntary resignation or involuntary termination). The change of control payment equals the sum of two times his then base salary plus two times the larger of his target bonus or average annual bonus for the prior three years. In addition, all unvested stock options will immediately vest in full.
Mr. Santelli, who served as our Chief Financial Officer for all of 2006, was receiving an annual base salary of $205,000 at the time of his resignation as our Chief Financial Officer in January 2007. Mr. Santelli continued his employment with us until January 31, 2007, when he retired, in order to effect a smooth transition to the new Chief Financial Officer. As described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements,” we will pay Mr. Santelli a retirement package which includes payment of an amount equal to the sum of 13 months of his current base salary plus 100% of the larger of either his 2005 or 2006 bonus, which was $50,000 in 2005, and $4,944 in healthcare benefits.
Compensation of Chief Executive Officer
The Committee fixes the base salary of our Chief Executive Officer based on a review of competitive compensation data, the Chief Executive Officer’s overall compensation package and the Committee’s assessment of his past performance and its expectation as to his future performance in leading Digital Angel. In connection with this process, our Chief Executive Officer presents the Committee for its consideration a self-assessment of his performance during the applicable fiscal year and his proposed goals for Digital Angel during the next fiscal year.
The Committee establishes our Chief Executive Officer’s base salary based upon the same criteria and review process that it uses for the establishment of the base salaries of the other Named Executive Officers. As a result of its review, the Committee increased Mr. McGrath’s base salary for 2006 by approximately 67%.
In 2007, the Committee reviewed Mr. McGrath’s 2006 performance against his performance goals established in 2006. The Committee considered the same financial and operational achievements discussed above in evaluating Mr. McGrath’s bonus for 2006. Because the performance goals were not met, Mr. McGrath did not receive a bonus or any equity-based grants in 2006.
Effect of Regulatory Requirements on Executive Compensation
Code Section 162(m). Under U.S. federal income tax law, we cannot take a tax deduction for certain compensation paid in excess of $1 million to our Named Executive Officers. However, performance-based compensation, as defined in the tax law, is fully deductible if the programs are approved by stockholders and meet other requirements. The 2007 Equity Participation Plan is currently qualified so that awards under such Plan constitute performance-based compensation not subject to the deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.
Although the Committee has not adopted any specific policy with respect to the application of Section 162(m), the Committee generally seeks to structure executive compensation to our executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). We may make payments that are not fully deductible if, in our judgment, such payments are necessary to achieve our compensation objectives and to protect stockholder interests.

Code Section 409A. Code Section 409A generally changes the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. Although complete guidance regarding Code Section 409A has not been issued, the Committee takes Code Section 409A into account in determining the form and timing of compensation paid to our executives. Our company operates and administers its compensation arrangements in accordance with a reasonable good faith interpretation of the new rules.
Code Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended limit our company’s ability to take a tax deduction for certain “excess parachute payments” (as defined in Code Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from our company in connection with a change in control. The Committee considers the adverse tax liabilities imposed by Code Sections 280G and 4999, as well as other competitive factors, when it structures certain post-termination compensation payable to our Named Executive Officers. The potential adverse tax consequences to our company and/or the executive, however, are not necessarily determinative factors in such decisions.
Accounting Rules. Various rules under generally accepted accounting practices determine the manner in which our company accounts for grants of equity-based compensation to our employees in our financial statements. The Compensation Committee takes into consideration the accounting treatment of alternative grant proposals under SFAS 123R when determining the form and timing of equity compensation grants to employees, including our Named Executive Officers. The accounting treatment of such grants, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation to our employees.
Summary
The Committee and the Board believe that the caliber and motivation of all our employees, and especially our executive leadership, are essential to our performance. We believe our management compensation programs contribute to our ability to differentiate our performance from others in the marketplace. The Committee believes that our overall executive compensation philosophy and programs are market competitive, performance-based and stockholder aligned. Accordingly, the Committee believes that we will continue to attract, motivate and retain high caliber executive management to serve the interests of Digital Angel and its stockholders. We will continue to evolve and administer our compensation program in a manner that we believe will be in stockholders’ interests and worthy of stockholder support.

Executive Compensation
The following table presents certain summary information for the fiscal year ended December 31, 2006 concerning compensation earned for services rendered in all capacities by the following executive officers of Digital Angel whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006:
•	our Chief Executive Officer;

•	each person that served as our Chief Financial Officer; and

•	our, or our subsidiaries’, other two most highly compensated executive officers.
We refer to these officers collectively as our Named Executive Officers.
2006 Summary Compensation Table

					Option		All Other
					Awards		Compensation		Total
Name and Principal Position	Year	Salary ($)		Bonus ($)	($)		($)		($)
Kevin N. McGrath	2006	316,538		-0-	-0-		27,643	(1)	344,181
President and Chief Executive Officer
James P. Santelli(2)	2006	205,000		50,000	-0-		14,401	(3)	269,401
Chief Financial Officer, Senior Vice-President, Finance, Treasurer, and Assistant Secretary
David M. Cairnie	2006	237,286	(4)	5,341	18,366	(5)	33,083	(6)	294,076
Managing Director, Signature Industries, Ltd.
Lasse Nordfjeld	2006	201,600	(7)	-0-	18,366	(5)	82,657	(8)	302,623
President, Animal Applications Group

(1)	Consists of (i) $12,000 for Mr. McGrath’s vehicle allowance, (ii) $4,635 paid for Mr. McGrath’s life insurance, (iii) reimbursement of $2,208 for Mr. McGrath’s personal communication devices and (iv) $8,800 of company matching contributions to the Applied Digital 401(k) profit sharing plan.

(2)	Effective January 2, 2007, Mr. Santelli resigned as our Vice President, Finance and Chief Financial Officer.

(3)	Consists of (i) reimbursement of $5,601 for Mr. Santelli’s personal communication devices and (ii) $8,800 of company matching contributions to the Applied Digital 401(k) profit sharing plan.

(4)	Mr. Cairnie was paid in Sterling. The table reflects the amounts converted into US dollars at an exchange rate of 1.843.

(5)	The FAS 123(R) fair value per share is based on certain assumptions which we explain in footnotes 1 and 15 to our financial statements which are included in our annual report on Form 10-K. These options vest and become exercisable in five equal annual installments, beginning on June 14, 2007, the first anniversary of the grant date.

(6)	Consists of (i) $5,029 paid for Mr. Cairnie’s life insurance, (ii) $8,592 paid for Mr. Cairnie’s private health and disability insurance and (iii) $19,462 of company contributions to a retirement plan.

(7)	Mr. Nordfjeld was paid in Danish Krone. The salary amount reflects the amounts converted into US dollars using an exchange rate of 0.168.

(8)	Consists of (i) reimbursement of $9,093 for Mr. Nordfjeld’s personal communications devices and network, (ii) $34,046 for Mr. Nordfjeld’s vehicle allowance, which includes lease payments and expenses for his vehicle located in Denmark, (iii) $12,096 of company contributions to a retirement plan, (iv) $527 paid for Mr. Nordfjeld’s private health insurance, (v) reimbursement of $10,354 for personal travel expenses and (vi) $16,541 housing arrangement expenses for his home in Minnesota. Mr. Nordfjeld splits his time between Denmark and our headquarters in South St. Paul, Minnesota. We have determined that providing Mr. Nordfjeld with housing arrangements in Minnesota would be more cost effective than reimbursing him for hotel expenses. Further, we reimburse Mr. Nordfjeld for his travel between Denmark and Minnesota.

2006 Grants of Plan-Based Awards

All Other
Option Awards:
		Number of	Exercise or
		Securities	Base Price
		Underlying	of Option	Grant Date Fair
	Grant	Options	Awards	Value of Option
Name	Date	(#)(1)	($ / Sh)	Awards($)
Kevin N. McGrath	N/A	-0-	-0-	N/A
James P. Santelli	N/A	-0-	-0-	N/A
David M. Cairnie	06/14/06	75,000	3.26	169,531
Lasse Nordfjeld	06/14/06	75,000	3.26	169,531

(1)	This column represents the number of stock options granted in 2006 to the Named Executive Officers. These options vest and become exercisable ratably in five equal annual installments, beginning on June 14, 2007, the first anniversary of the grant date.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
We do not have a formal written employment agreement with Kevin N. McGrath, our President and Chief Executive Officer. On December 2, 2004, we entered into a Change of Control Agreement with Mr. McGrath. Upon a change of control (as defined in the agreement), Mr. McGrath would be entitled to receive three times his base salary and three times his average bonus paid to him for the three full years immediately prior to the change of control. In addition, all unvested stock options will immediately vest in full. Further, we will continue to pay any lease payments on any vehicle then used by Mr. McGrath.
Effective as of April 1, 2002, we entered into an employment agreement with Mr. James P. Santelli, our former Vice President, Finance and Chief Financial Officer. The agreement provided that we pay Mr. Santelli an initial base salary of $175,000 per year and that he was entitled to participate in any of our benefit and deferred compensation plans or programs as are from time to time available to our officers. The agreement contained confidentiality, non-compete and assignment of invention clauses. The agreement also provided that if the Board of Directors terminated Mr. Santelli’s employment with us because of his willful and material misconduct or because he has breached the agreement in any material respect, or if Mr. Santelli terminated his employment other than for “Good Reason” (as that term is defined in the agreement), he would be entitled to salary and benefits accrued through the date of termination of employment. If Mr. Santelli died or became disabled (as disabled is determined under the agreement), if we terminated his employment for reasons other than his misconduct or his breach of the agreement, or if he terminated his employment for Good Reason, we were required to pay him his accrued compensation and benefits for the remaining term of the agreement, including any extensions. The employment agreement provided that upon a change of control, Mr. Santelli may terminate his employment at any time within one year after the change of control upon 15 days’ notice. Upon such termination, he would be entitled to a severance payment equal to the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code minus $1.00. Upon a change of control, all unvested stock options held by Mr. Santelli would immediately vest in full.
Effective January 2, 2007, Mr. Santelli resigned as our Vice President, Finance and Chief Financial Officer. Mr. Santelli continued his employment with us until January 31, 2007, when he retired in order to effect a smooth transition to Mr. Hoyer, the new Chief Financial Officer. We agreed to pay Mr. Santelli a retirement package which includes payment of an amount equal to $222,083, which is the sum of 13 months of his base salary plus $50,000, which is equal to the larger of either his 2005 or 2006 bonus, plus continued healthcare benefits in the amount of $4,944.

Effective as of February 28, 2005, we entered into an employment agreement with Mr. Lasse Nordfjeld, our President of the Animal Applications Group. The agreement has an initial term of one year which automatically renews for successive one-year terms on each anniversary date of the agreement, which is added at the end of the then existing term, unless either party notifies the other at least 90 days prior to such an anniversary date. The agreement provides that we will pay Mr. Nordfjeld a base salary of 1,200,000 Danish Krones per year ($201,600 in United States Dollars, translated at a rate for 2006 of 0.168), a performance based annual bonus up to 50% of his base salary and a one time option to purchase 150,000 shares of our common stock, and that he is entitled to participate in any of the benefit plans or programs as are from time to time available to officers of DSD Holding A/S, our wholly-owned subsidiary. The agreement contains confidentiality, non-compete and assignment of invention clauses. The agreement also provides that if our Board of Directors terminates Mr. Nordfjeld’s employment with us because of his willful and material misconduct or because he has breached the agreement in any material respect, or if Mr. Nordfjeld terminates his employment other than for “Good Reason” (as that term is defined in the agreement), he is entitled to salary, bonus and benefits accrued through the date of termination of employment. If Mr. Nordfjeld dies, his estate is entitled to his salary, bonus and benefits accrued through the last day of the month in which his death occurs. If Mr. Nordfjeld becomes disabled (as determined under the agreement), Mr. Nordfjeld is entitled to salary, bonus and benefits accrued through 90 days after notice of termination. If we terminate his employment for reasons other than his misconduct or his breach of the agreement, or if he terminates his employment for Good Reason, then we must pay him his accrued compensation, salary and benefits for the remaining term of the agreement, including any extensions. The employment agreement provides that upon a change of control, Mr. Nordfjeld may terminate his employment at any time within one year after the change of control upon 15 days’ notice. Upon such termination, we must pay to Mr. Nordfjeld a severance payment equal to his accrued compensation, salary and benefits for the remaining term of the agreement, including any extensions. Upon a change of control, all outstanding stock options held by Mr. Nordfjeld would become fully exercisable.
We have an employment agreement with David M. Cairnie effective April 13, 1993. The initial term of the agreement was one year until terminated by either party giving six months’ notice or payment in lieu of such notice expiring on or at any time one year after the effective date of the agreement. The agreement provides that we will pay Mr. Cairnie an initial base salary of £75,000 per year, or a higher rate as to which the parties may from time to time agree. The agreement also provides for a bonus based on the achievement of profits, as defined in the agreement. In addition, under the agreement, we will provide an automobile to Mr. Cairnie. The agreement includes a 6 month non-compete provision.
Outstanding Equity Awards as of December 31, 2006

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Kevin N. McGrath	250,000	-0-		2.08	12/17/2013
	1,000,000	-0-		5.07	2/24/2015
	1,000,000	-0-		3.92	1/12/2014
James P. Santelli	100,000	-0-		3.89	12/30/2013
	150,000	-0-		3.79	3/15/2014
	200,000	-0-		5.07	2/24/2015
David M. Cairnie	16,667	-0-		3.39	6/26/2012
	100,000	-0-		3.79	3/15/2014
	100,000	-0-		5.07	2/24/2015
		75,000	(1)	3.26	6/13/2016
Lasse Nordfjeld	150,000	-0-		5.07	2/27/2015
		75,000	(1)	3.26	6/13/2016

(1)	These options vest and become exercisable ratably in five equal annual installments, beginning on June 14, 2007, the first anniversary of the grant date.

Potential Payments Upon Termination or Change-in-Control
A detailed description of the severance and change-in-control provisions that affect our Named Executive Officers can be found in the section entitled “Employment Agreements” in the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”
The estimated payments and benefits that would be provided to each Named Executive Officer as a result of certain triggering events are set forth in the table below. Calculations for this table are based on the following assumptions: (i) the triggering event took place on December 29, 2006, which is the last business day of our last completed fiscal year; and (ii) and the per share price of our common stock is $2.55, the closing price on December 29, 2006.

				After Change
		Before Change		in Control
		in Control		Termination
		Termination		w/o Cause or
		w/o Cause or for		for Good		After Change		Voluntary
Name	Benefit	Good Reason		Reason		In Control		Termination
Kevin N. McGrath	Salary(1)	-0-		-0-		$960,000		-0-
	Bonus(1)	-0-		-0-		$474,318		-0-
	Vehicle Lease Payments(2)	-0-		-0-		-0-		-0-
	Stock Option	-0-		-0-		-0-		-0-
	Acceleration(3)	-0-		-0-		-0-		-0-

James P. Santelli(4)	Salary	-0-		-0-		-0-		$222,083
	Bonus	-0-		-0-		-0-		$50,000
	Health Care Benefits	-0-		-0-		-0-		$4,944

	Stock Option
David M. Cairnie	Acceleration	-0-		-0-		-0-	(5)	-0-

Lasse Nordfjeld	Salary	$235,200	(6)	$235,200	(7)	-0-		-0-
	Stock Option Acceleration	-0-		-0-		-0-	(5)	-0-

(1)	Amounts will be paid in a lump sum within 10 days of the change in control.

(2)	Since Mr. McGrath does not currently lease a vehicle, he would not be entitled to any benefit.

(3)	Mr. McGrath does not own any unexercisable options.

(4)	As of December 29, 2006, we accepted Mr. Santelli’s resignation as our Vice President, Finance and Chief Financial Officer. Based upon this resignation, we and Mr. Santelli agreed upon the estimated payments and benefits reflected in this table. The payments will be made in equal installments through February 28, 2008.

(5)	The intrinsic value of the unexercisable options as of December 29, 2006 was $0 because the exercise price of each option was higher than the stock price.

(6)	Amount will be paid in installments for the remainder of the then existing term of his employment agreement.

(7)	Amount will be paid in a lump sum.

Director Compensation

	Fees Earned
	or Paid
	in Cash	Option Awards	Total
Name	($)	($)(1)(2)	($)
Kevin N. McGrath	-0-	-0-	-0-
Scott R. Silverman	-0-	49,080	49,080
John R. Block	80,000	24,540	104,540
Barry M. Edelstein	44,000	24,540	68,540
Howard S. Weintraub, Ph.D.	65,000	24,540	89,540
Michael S. Zarriello	65,000	24,540	89,540

(1)	The options in this column vest and become exercisable as to 10% per year for eight years, beginning on June 14, 2007, the first anniversary of the grant date, and 20% on June 14, 2015.

(2)	The FAS 123(R) fair value per share is based on certain assumptions which we explain in footnotes 1 and 15 to our financial statements which are included in our annual report on Form 10-K.
Compensation of Directors
The annual retainer for each non-employee director or non-affiliate director is $5,000 per quarter. Non-employee directors are also reimbursed for reasonable expenses associated with each Board of Directors meeting. Non-employee or non-affiliate directors received an annual retainer for each committee that they served on as follows: (i) $5,000 per quarter for the Audit Committee; (ii) $5,000 per quarter for the Compensation Committee; and (iii) $1,000 per quarter for the Government Relations Committee. The additional retainer payable of each of Digital Angel’s Audit Committee Chair and Compensation Committee Chair is $1,250 per quarter, while the annual retainer fee payable to the Chair of the Government Relations Committee is $4,000 per quarter. No fees were paid for serving on the Independent Director Committee.
During 2006, each of Messrs. Zarriello, Weintraub and Block received the annual cash compensation for his service as Chairman of the Audit Committee, Chairman of the Compensation Committee and Chairman of the Government Relations Committee, respectively. Directors who are employees do not receive any additional compensation for their services as a director.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2007 by (i) each of our directors, (ii) each Named Executive Officer, (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of common stock. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the indicated shares.

As of March 15, 2007, we had 44,515,823 shares of common stock outstanding.

	Number of Shares
	Beneficially		Percent of
Name	Owned(1)		Common Stock
Kevin N. McGrath	2,350,000	(2)	5.1%
Scott R. Silverman	1,468,450	(3)	3.3%
John R. Block	425,000	(4)	1.1%
Barry M. Edelstein	100,000	(4)	*
Howard S. Weintraub, Ph.D.	525,000	(4)	1.2%
Michael S. Zarriello	525,000	(4)	1.2%
James P. Santelli	564,875	(5)	1.3%
David Cairnie	216,667	(4)	*
Lasse Nordfjeld	150,000	(4)	*
All current officers and directors as a group (11 persons)	5,760,117	(6)	14.2%
Applied Digital Solutions, Inc.	24,573,788	(6)	55.2%

*	Less than 1% of outstanding shares.
Except as otherwise indicated, the address of each person named in this table is c/o Digital Angel Corporation, 1690 S. Congress Ave., Suite 201, Delray Beach, FL 33445.

(1)	In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after March 15, 2007 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares.

(2)	This number includes options to purchase 2,250,000 shares of common stock that are exercisable within 60 days after March 15, 2007.

(3)	This number includes options to purchase 1,390,000 shares of common stock that are exercisable within 60 days after March 15, 2007.

(4)	Consists solely of options to purchase shares of common stock that are exercisable within 60 days after March 15, 2007.

(5)	This number includes options to purchase 450,000 shares of common stock that are exercisable within 60 days after March 15, 2007. This number also includes 114,875 shares of common stock based on a Form 4 filed with the SEC on August 9, 2004.

(6)	This number includes options to purchase 5,581,667 shares of common stock that are exercisable within 60 days after March 15, 2007.

(7)	Includes 1,000,000 shares held in the Digital Angel Share Trust, Wilmington Trust Company as trustee.
As of April 2, 2007, Scott R. Silverman beneficially owns 2,725,867 shares of common stock of Applied Digital Solutions, Inc., parent company of Digital Angel, which includes 2,175,000 options that are exercisable within sixty days of April 2, 2007. Michael S. Zarriello beneficially owns approximately 125,000 shares of common stock of Applied Digital Solutions, Inc..
Equity Compensation Plan Information
The table summarizing information related to our equity compensation plans under which options and warrants have been or may be granted is included in Part II, Item 5 of the Report.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We have an eleven-year Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005, with VeriChip Corporation, or VeriChip, an affiliated, majority-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of our implantable microchip and the maintenance of the VeriChip Registry by us. The agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity. Under the agreement, VeriChip is required to purchase $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. The agreement continues until March 2013 and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The agreement includes a license for the use of our technology in VeriChip’s identified markets. Under the agreement, we are the sole manufacturer and supplier to VeriChip. Revenue recognized under the agreement was $0.4 million for 2006.
The amount due from VeriChip as of December 31, 2006 was approximately $425,000, of which approximately $273,406 has been repaid as of March 15, 2007.
Policy for Related Party Transactions
Our Board of Directors has adopted a written policy for related party transactions. This policy establishes procedures to ensure that all related party transactions are prudently and properly evaluated, authorized, executed, and disclosed in accordance with all applicable legal and contractual requirements. For purposes of the policy, a “related party transaction” means any transaction between us and any of our affiliates (other than transactions available to all employees generally) that involve more than $10,000 when aggregated with all similar transactions, and includes any related party transactions as defined in Item 404 of Regulation S-K. For purposes of the policy, “affiliates” include:
•	our directors;

•	our executive officers;

•	nominees for election of directors; and

•	stockholders who own 5% of our voting securities.
Affiliates include members of the immediate family of the above persons and entities in which any of the above persons is employed or is an affiliate.
Under the policy, every related party transaction must be approved or ratified by the Independent Director Committee. The Independent Director Committee will only approve those proposed related party transactions that comply with all applicable legal and contractual requirements and that the Independent Director Committee reasonably believes to be in the best interests of our company. In approving a proposed related party transaction, the Independent Director Committee will consider:
•	the interest of the affiliate in the proposed transaction;

•	how the proposed transaction compares to a comparable arm’s length transaction with a person who is not an affiliate of our company;

•	whether the transaction is to be effected at fair market value; and

•	whether any terms of the transaction are not ordinary and customary for commercial transactions of the type.
All related person transactions shall be disclosed in our applicable SEC filings as required under SEC rules.
Independence of the Board
The Board of Directors has determined that the following four individuals of its six members of the Board of Directors are independent as defined by the American Stock Exchange: Messrs. Block, Edelstein, Weintraub and Zarriello. Applied Digital currently owns 55.2% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the American Stock Exchange (“AMEX”). We have not elected to take advantage of the “controlled company” exemption as permitted under Section 801(a) of the AMEX Company Guide. All of the directors on our Compensation Committee are independent, a majority of the members of our Board of Directors are independent and we have an Independent Director Committee.

Item 14. Principal Accountant Fees and Services
Independent Auditor’s Fees
The aggregate fees billed to Digital Angel for the years ended December 31, 2005 and 2006, by our principal accounting firm Eisner LLP, are as follows:

	2005	2006
Audit Fees:	$427,769	$405,442
Audit-Related Fees:	$22,900	$6,500
Tax Fees:	-0-	-0-
All Other Fees:	-0-	-0-
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
The Audit Committee approves, on a case by case basis, any audit or permitted non-audit service proposed to be performed by Eisner LLP in advance of the performance of such service. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by Eisner LLP. In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by Eisner LLP is consistent with maintaining Eisner LLP’s status as our independent auditors.
Consistent with these procedures, the Audit Committee approved all of the services rendered by Eisner LLP during fiscal year 2006, as described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
(1) Financial Statements
See Item 8 for Financial Statements included with the Annual Report on Form 10-K filed on March 8, 2007.
(2) Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts for the Three Years Ended December 31, 2006 — included with the Annual Report on Form 10-K filed on March 8, 2007.
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

2.2	Stock Purchase Agreement dated February 25, 2005 between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed March 1, 2005)

2.3	Asset Sale and Purchase Agreement by and between Signature Industries Limited and McMurdo Limited, dated as of December 14, 2006 (1) **

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23, 2004)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-110817) filed on January 23,2004)

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

10.7
Amendment to Employment Agreement by and between Medical Advisory Systems, Inc. and Thomas M. Hall, dated as of October 26, 2001 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 dated November 1, 2002) *

10.8
Employment Agreement by and between Digital Angel Corporation and James P. Santelli, dated as of April 1, 2002 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2002, filed May 20, 2002) *

10.9
Registration Rights Agreement dated August 28, 2003 by and between Digital Angel Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-114167) filed on May 7, 2004)

10.10
Common Stock Purchase Warrant dated July 31, 2003 to purchase 125,000 shares of common stock of Digital Angel Corporation issued by Digital Angel Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of our Form S-3 (No. 333-111671) filed December 31, 2003)

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

10.13
Amended and Restated Supply, License, and Development Agreement by and between Digital Angel Corporation and VeriChip Corporation, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed January 4, 2006)

10.14
Product and Supply Distribution Agreement as of July 27, 2004 by and between Schering-Plough Animal Health Corporation and Digital Angel Corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed August 20, 2004)*

10.15
Compensation and Change of Control Agreement by and between Digital Angel Corporation and Thomas J. Hoyer, dated December 18, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 20, 2006) *

10.16	Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed June 2, 2006)

10.16 (a)	Letter of Support, dated June 1, 2006, by Digital Angel Corporation in favor of Danske Bank (incorporated by reference to Exhibit 10.2 to our Form 8-K, filed June 2, 2006)

10.17	Digital Angel Corporation Annual Incentive Plan, dated May 9, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed May 9, 2006)

10.18
Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics Espana, dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2006)

10.19	Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007)

10.20	10.25% Senior Secured Debenture payable to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007)

10.21	Warrant to Purchase Common Stock issued to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007)

10.22
Securities Agreement between Digital Angel Corporation, Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC, Imperium Advisers, LLC and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007)

10.23
Subsidiary Guarantee between Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC and Imperium Advisers, LLC dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007)

Exhibit
Number	Description of Exhibits

10.24	Registration Rights Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to our Form 8-K, filed February 9, 2007)

21	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm — Eisner LLP (1)

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Previously filed with the Form 10-K for the year ended December 31, 2006.

(2)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Schedules have been omitted from this exhibit. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
Date: April 30, 2007	/s/ Kevin N. McGrath
Kevin N. McGrath
Chief Executive Officer

Pursuant to requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin N. McGrath Kevin N. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007
/s/ Thomas J. Hoyer Thomas J. Hoyer	Vice President, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	April 30, 2007
/s/ Scott R. Silverman Scott R. Silverman	Chairman and Director	April 30, 2007
/s/ John R. Block John R. Block	Director	April 30, 2007
/s/ Barry M. Edelstein Barry M. Edelstein	Director	April 30, 2007
/s/ Howard S. Weintraub Howard S. Weintraub	Director	April 30, 2007
/s/ Michael S. Zarriello Michael S. Zarriello	Director	April 30, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002