Form 10-Q
period 2007-03-31
DIGITAL ANGEL CORP
filed 2007-05-14
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 1-15177

DIGITAL ANGEL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	52-1233960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

490 Villaume Avenue, South St. Paul, MN	55075
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(651) 455-1621
(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 14, 2007, there were 44,525,942 shares of the registrant’s Common Stock outstanding.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current Assets
Cash	$8,556	$1,523
Restricted cash	136	81
Accounts receivable, net of allowance for doubtful accounts of $195 at March 31, 2007 and $209 at December 31, 2006, respectively	7,018	10,565
Accounts receivable from VeriChip Corporation	151	425
Inventories	10,861	10,400
Other current assets	2,643	2,890

Total Current Assets	29,365	25,884

Property and Equipment, net	10,511	10,259

Goodwill	51,252	51,244

Other Intangible Assets, net	1,611	1,633

Other Assets, net	1,540	876

	$94,279	$89,896

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit and current maturities of long-term debt	$5,254	$4,127
Accounts payable	7,352	6,443
Accrued expenses and other current liabilities	3,830	3,064
Deferred revenue	1,634	1,769

Total Current Liabilities	18,070	15,403

Long-Term Debt	7,707	4,036

Other Long Term Liabilities
Derivative warrant liability	853	—
Other long term liabilities	1,903	1,446

Total Other Long Term Liabilities	2,756	1,446

Total Liabilities	28,533	20,885

Minority Interest	412	465

Commitments and Contingencies

Stockholders’ Equity (See Note 1)
Preferred stock: Authorized 1,000 shares, of $1.75 par value, none outstanding	—	—
Common stock: Authorized 95,000 shares, of $.005 par value; 44,894 shares and 44,516 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	226	226
Additional paid-in capital	214,800	214,509
Accumulated deficit	(148,235)	(144,753)
Treasury stock (carried at cost, 378 shares)	(1,580)	(1,580)
Accumulated other comprehensive income	123	144

Total Stockholders’ Equity	65,334	68,546

	$94,279	$89,896

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2007	2006
Product revenue	$15,472	$15,142
Service revenue	527	680

Total net revenue	15,999	15,822

Cost of products sold	9,704	8,767
Cost of services sold	402	279

Gross profit	5,893	6,776

Selling, general and administrative expenses.	7,827	6,232
Research and development expenses	1,674	1,190

Operating loss	(3,608)	(646)

Interest income	38	93
Interest expense	(324)	(95)
Reduction in derivative warrant liability	400	—
Other income	32	17

Loss before income taxes and minority interest	(3,462)	(631)

Income tax (provision) benefit	(25)	84
Minority interest share of loss (income)	5	(39)

Net loss	$(3,482)	$(586)

Net loss per common share — basic and diluted	$(0.08)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	44,516	43,907
See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Income	Equity
Balance — December 31, 2006	—	$—	44,894	$226	$214,509	$(144,753)	$(1,580)	$144	$68,546
Net loss	—	—	—	—	—	(3,482)	—	—	(3,482)
Comprehensive (loss) income-foreign currency translation	—	—	—	—	—	—	—	(21)	(21)

Total comprehensive loss	—	—	—	—	—	(3,482)	—	(21)	(3,503)

Compensation expense	—	—	—	—	291	—	—	—	291

Balance — March 31, 2007	—	$—	44,894	$226	$214,800	$(148,235)	$(1,580)	$123	$65,334

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(3,482)	$(586)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	291	151
Depreciation and amortization	499	455
Amortization of debt discount and financing costs	93	—
Reduction in derivative warrant liability	(400)	—
Minority interest	(5)	39
Loss on disposal of equipment	4	15
Change in assets and liabilities:
(Increase) decrease in restricted cash	(55)	137
Decrease in accounts receivable	3,576	—
Decrease (increase) in accounts receivable from VeriChip	274	(126)
Increase in inventories	(439)	(241)
Decrease (increase) in other current assets	249	(174)
Increase in deferred tax asset	—	(117)
Decrease in deferred tax liability	(6)	—
Increase (decrease) in accounts payable, accrued expenses and deferred revenue	1,950	(948)
Net cash used in discontinued operations	—	(6)

Net Cash Provided by (Used In) Operating Activities	2,549	(1,401)

Cash Flows From Investing Activities
(Increase) decrease in other assets	(67)	101
Payments for property and equipment	(589)	(432)
Payments for acquisition costs	—	(8)

Net Cash Used in Investing Activities	(656)	(339)

Cash Flows From Financing Activities
Amounts borrowed on line of credit	1,072	997
Amounts paid on line of credit	(977)	(943)
Amounts borrowed on debt	6,000	—
Payments on notes payable and long-term debt	(278)	(164)
Exercise of stock options and warrants	—	498
Payments of dividends to minority shareholder in subsidiary	(52)	—
Payments for financing costs	(625)	—

Net Cash Provided by Financing Activities	5,140	388

Effect of Exchange Rate Changes on Cash	—	10

Net Increase (Decrease) In Cash	7,033	(1,342)

Cash — Beginning Of Period	1,523	10,049

Cash — End Of Period	$8,556	$8,707

See the accompanying notes to condensed consolidated financial statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the 2006 Annual Report on Form 10-K for the year ended December 31, 2006 for Digital Angel Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not be indicative of the results for the year.
The Company
As of March 31, 2007, Applied Digital Solutions, Inc. (“Applied Digital”) owned 24,573,788 shares or 55.2% of our common stock. We are engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals, and objects. We operate in two segments: (1) Animal Applications and (2) GPS and Radio Communications.
Animal Applications—develops, manufactures, and markets electronic radio frequency and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide.
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
The Animal Applications segment’s miniature electronic microchips are also used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish, once implanted, can be identified without being captured or sacrificed.
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
In addition, our implantable radio frequency microchip was cleared by the FDA for medical applications in humans in the United States in October 2004. We have a long-term exclusive distribution and licensing agreement with VeriChip Corporation, (“VeriChip”), an affiliated, majority-owned subsidiary of Applied Digital, our parent company, covering the manufacturing, purchasing, and distribution of the human implantable microchip. Sales to VeriChip were $4,000, and $160,000 for the three months ended March 31, 2007 and 2006, respectively.

GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of our subsidiaries, Signature Industries Limited, (“Signature”), (90.9% owned), which is located in the United Kingdom and OuterLink Corporation, which is located in Massachusetts. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Signature’s businesses also include communication equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing. Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including global positioning systems (GPS) and other systems).
On April 5, 2007, we acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc and manufacturer of emergency location beacons. Pursuant to the agreement, Signature, our London based subsidiary operating in the GPS and Radio Communication business segment, acquired certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets.
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
Foreign Currencies
Our foreign subsidiaries’ functional currencies are their local currencies. Results of operations and cash flows are translated into U.S. dollars at average exchange rates prevailing throughout the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) which is a component of stockholders’ equity. Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
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
Goodwill
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), we test goodwill for impairment at least annually by applying a fair value based test.

In accordance with SFAS 142, we are required to allocate goodwill to the various reporting units. As of March 31, 2007, our reporting units consisted of the following (the reporting units listed below are those businesses which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):
•	Animal Applications (goodwill of $44.0 million as of March 31, 2007);

•	Signature (goodwill of $1.1 million as of March 31, 2007); and

•	DSD Holdings A/S (goodwill of $6.1 million as of March 31, 2007).
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
Deferred Financing Costs
Deferred financing costs relate to the 10.25% senior secured debenture and revolving invoice funding facility. These costs are being amortized to interest expense over the respective instrument’s terms.
Revenue Recognition
Except for our subsidiary OuterLink Corporation, we recognize product revenue at the time a product is shipped and title has transferred, provided (1) that a purchase order has been received or a contract has been executed, (2) there are no uncertainties regarding customer acceptance, (3) the sales price is fixed and determinable and (4) collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations provides that revenue is recognized upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. We offer a warranty on our products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.
Our subsidiary, OuterLink Corporation, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s services are only available through use of its products; such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer upon shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 54 months in the three month period March 31, 2007 and 42 months in the three month period March 31, 2006.
We record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. Our warranty liability was $144,000 as of March 31, 2007. The following is a reconciliation of our product warranties:

Amount of
Liability
(in thousands)
Balance as of December 31, 2006	$34
Accruals for warranties issued during the period	110
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made (in cash or in kind) during the period	—

Balance as of March 31, 2007	$144

Income Taxes
We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is not more likely than not that a tax benefit will be realized. Income taxes include U.S. and foreign taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). The impact upon adoption was immaterial to our results of our operation and our financial position and, therefore, no FIN 48 liability was recorded. Also, we did not record any liability for income tax-related interest and penalties. We intend to classify any future expense for income tax-related interest and penalties as a component of income taxes.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In general, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. We do not currently have any examinations ongoing.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
Recently Issued Accounting Standards
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS 157 and have not yet determined the impact that the adoption of SFAS 157 will have on our results of operations or financial position.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have determined that the adoption of SFAS 158 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115”,(“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS 159 and have not yet determined the impact that the adoption of SFAS 159 will have on our results of operations or financial position.
2. Legal Proceedings
Digital Angel Corporation v. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, we commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, (“Crystal”), and Medical Management International, Inc. This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe our 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit seeks, among other things, an adjudication of infringement, injunctive relief, and actual and punitive damages. We believe that the suit is well-grounded in law and fact. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting our views on the scope of the claims in the subject patent. The parties are continuing discovery in light of that order. Trial is anticipated in mid to late 2007.
The Crystal Import Corporation v. Digital Angel, et al.
On or about December 29, 2004, Crystal filed an action against AVID Identification Systems, Inc. and us in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against us. On October 12, 2005, the Alabama Court transferred the action to Minnesota. Following the docketing of the action in Minnesota, we and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. The Court recently lifted a stay of the matter and discovery is expected to commence in the near future. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to us from this lawsuit.
Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.
On or about June 2, 2005, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine our rights and liabilities under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company that entered into a distribution agreement for a product that was then under development by us but the development of which was subsequently abandoned. Since filing the declaratory judgment action, we have entered into a settlement agreement and the Court dismissed the case on May 1, 2007.
3. Financing Arrangements
10.25% Senior Secured Debenture
On February 6, 2007, we entered into a securities purchase agreement pursuant to which we sold a 10.25% senior secured debenture (“debenture”) in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of our common stock at a per share exercise price of $2.973.
The warrant contains certain anti-dilution provisions and accordingly we have accounted for the fair value of the warrant as a derivative liability (warrant derivative liability) subject to SFAS No. 133. The fair value of the warrant issued, as calculated using the Black-Scholes pricing model, is $1,253,000 using the following assumptions: volatility of 83.13%, risk free interest rate of 4.6% and expected life of 5 years and is accounted for as a discount to the debenture and is being amortized to interest expense over the life of the debenture. The warrant fair value will be revalued at each balance sheet date using the Black-Scholes pricing model with changes in value recorded in the statement of operations as income or expense. At March 31, 2007, the warrant derivative fair value was $853,000 and the reduction in value of $400,000 is included in the statement of operations.
The debenture matures on February 6, 2010, but we may, at our option, prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. We are obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007.
The debenture is not convertible by the holder(s). However, we may, at our option but not obligation, decide to make one or more monthly payments of principal and interest with shares of our common stock instead of with cash. Our decision to make a monthly payment with cash or with shares of common stock, or a combination of both will be determined on a monthly basis. Currently, we anticipate making monthly payments with cash. If we choose to make a monthly payment with our shares, the shares will be issued at an 8% discount to the then current market price of the shares.

As long as the debenture is outstanding we and our subsidiary, Signature, are required to comply with certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that exist at each entity and on a combined basis. As of March 31, 2007, we were in breach of certain of these covenants due primarily to the fact that we did not close the McMurdo acquisition until April 5, 2007 and the classification of certain of our leases as capital leases. The lenders granted us a waiver with respect to these breaches and we have amended the agreement to modify the affected covenant. In addition, we have agreed to restructure certain terms of the transaction prior to June 7, 2007. A breach of any of these covenants, after notice from the lender and if not remedied within the specified period, could result in an event of default. Upon the occurrence of any default, other than an event of default arising from our breach of the covenant to restructure certain terms of the transaction, our debenture lenders can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. Furthermore, if such an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest. Upon the occurrence of an event of default arising from our breach of the covenant to restructure certain terms of the transaction, the sole remedy of the lenders would be the increase of interest rate accrued on the debenture to 15.25%.
4. Factored Accounts Receivable

	(In thousands)
	March 31,	December 31,
	2007	2006
Receivables assigned to factor	$6,569	$1,094
Advances from factor	(5,255)	(875)

Amounts due from factor	1,314	219
Unfactored accounts receivable	5,899	10,555
Allowance for doubtful accounts	(195)	(209)

	$7,018	$10,565

On March 23, 2007, we entered into a revolving invoice funding facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A (“Greater Bay”). The agreement provides that we sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of Digital Angel Technology Corporation and OuterLink Corporation. Under the agreement, Greater Bay advances 80% of the eligible receivables, as defined, not to exceed a maximum of $5,000,000 at any given time. Greater Bay pays the remainder of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank prime rate (8.25% at March 31, 2007) plus 3.00%. The facility has an initial term of (12) months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to our accounts receivable. As of March 31, 2007, $4.0 million of receivables were financed under the invoice funding facility.
On April 9, 2003, Signature Industries Limited entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003, June 21, 2005, and July 27, 2006 provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1,000,000 (approximately $2.0 million at March 31, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the amended Invoice Discounting Agreement (5.25% at March 31, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 (approximately $1,600) per month. Discounting charges of $24,000 are included in interest expense in the 2007 statement of operations. As of March 31, 2007, $1.3 million of receivables were financed under the Invoice Discounting Agreement.

5. Inventory

	(In thousands)
	March 31,	December 31,
	2007	2006
Raw materials	$3,750	$3,291
Work in process	656	576
Finished goods	7,670	7,569

	12,076	11,436
Allowance for excess and obsolescence	(1,215)	(1,036)

Net inventory	$10,861	$10,400

Inventory located in Europe and Asia amounted to $5.4 million and $5.7 million as of March 31, 2007 and December 31, 2006, respectively.
6. Stock Options and Restricted Stock
Stock Option Plans
As of March 31, 2007, we maintain the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan that was terminated on February 23, 2006. On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. Accordingly, during the three month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not yet vested as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R, we elected to continue using the Black-Scholes option pricing and we have recognized compensation expense using a straight-line amortization method. During the three months ended March 31, 2007 and 2006, we recorded $291,000 and $151,000, respectively (this amount includes compensation for options granted to non-employees and for restricted stock grants), in stock-based employee compensation expense.
As of March 31, 2007, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 17,641,516 shares have been issued and 553,796 remain available for issuance. As of March 31, 2007, awards consisting of options to purchase 9,643,196 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 476,820 shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 154,230 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of the Company’s stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).
Stock Option Activity
The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted during the three month period ended March 31, 2007 and 2006.

	For the Three Months
	Ended March 31,
	2007	2006
Risk-free interest rate	4.60	3.81
Expected life (in years)	5.0	5.0
Dividend yield	0.0	0.0
Expected volatility	83.18% - 83.78%	109.7%
Weighted-average volatility	83.76%	108.54%
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

A summary of the Company’s stock option activity as of March 31, 2007, and changes during the three months then ended is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	11,705	$3.84
Granted	260	2.75
Exercised	—	—
Forfeited or expired	(345)	3.85
Outstanding at March 31, 2007	11,620	$3.81	$7.37	$795	*

Vested or expected to vest at March 31, 2007	11,286	$3.83	$7.27	$773	*

Exercisable at March 31, 2007	9,062	$3.99	$6.84	$795	*

*      The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $1.99 at March 31, 2007.
The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2007 was $1.86. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $0.
A summary of the status of the Company’s nonvested stock options as of March 31, 2007, and changes during the three month period ended March 31, 2007, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Nonvested at January 1, 2007	2,458	2.64
Granted	260	1.86
Vested	—	—
Forfeited or Expired	(160)	2.24

Nonvested at March 31, 2007	2,558	2.55

As of March 31, 2007, there was $4,891,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 5.63 years.
Cash received from option exercise under all share-based payment arrangements for the three month periods ended March 31, 2007 and 2006, was $0 and $498,000, respectively.
On January 13, 2004, we granted to our Chief Executive Officer (CEO) a ten-year option to purchase 1,000,000 shares of our common stock at $3.92 per share. This option was granted outside of our stock plans and approved by our shareholders on May 6, 2004. The option became exercisable on December 30, 2005. As of March 31, 2007, the option remains outstanding.
On February 18, 2004, we granted to our Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of our common stock at $3.43 per share. This option was granted outside of our stock plans and approved by our shareholders on May 6, 2004. The option became exercisable on February 18, 2005. As of March 31, 2007, the option remains outstanding.
Restricted Stock
In March 2005, we granted to our Chairman of the Board 100,000 shares of our restricted stock. The restricted stock vested 50% on March 7, 2006 and 50% on March 7, 2007. We determined the value of the stock to be $506,000 based on the closing price of our stock on the date of grant. The value of the restricted stock was recorded as deferred compensation and was amortized to compensation expense over the two year vesting period. In the three month period ended March 31, 2007, $42,000 was recognized as compensation expense in our results of operations.

In February 2005, we granted an employee 54,230 shares of our restricted stock. The restricted stock vested 30% on February 25, 2006, 30% on February 25, 2007 and will vest 40% on February 25, 2008. We determined the value of the stock to be $250,000 based on the closing price of our stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In the three month period ended March 31, 2007, $21,000 was recognized as compensation expense in our results of operations.
7. Segment Information
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
Following is the selected segment data as of and for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
		(In thousands)
	Animal	GPS and Radio
	Applications	Communications	Consolidated
Product revenue	$10,207	$5,265	$15,472
Service revenue	53	474	527

Segment revenue	$10,260	$5,739	$15,999

Loss from operations	$(2,629)	$(979)	$(3,608)
Loss from continuing operations before provision for taxes and minority interest	(2,458)	(1,004)	(3,462)
Segment assets	81,946	12,333	94,279
Following is the selected segment data as of and for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
		(In thousands)
	Animal	GPS and Radio
	Applications	Communications	Consolidated
Product revenue	$11,085	$4,057	$15,142
Service revenue	417	263	680

Segment revenue	$11,502	$4,320	$15,822

Loss from operations	$(96)	$(550)	$(646)
Loss from continuing operations before income tax benefit and minority interest	(71)	(560)	(631)
Segment assets	80,288	8,958	89,246

8. Supplemental Cash Flow Information (in thousands)

	Three Months Ended
	March 31,
	2007	2006
Interest paid	$38	$93
Taxes paid	31	36
Non-cash activity:
Financing of equipment through capital lease	112	—
9. Related Party Activity
We have a Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005 and May 9, 2007, with VeriChip, a majority-owned subsidiary of Applied Digital at March 31, 2007, covering the manufacturing, purchasing and distribution of our implantable microchip and the maintenance of the VeriChip Registry by us. The amended agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $0, $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008, 2009 and 2010, respectively, and $3,750,000 for 2011 and each year thereafter. The agreement continues until March 2014 and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The Distribution and Licensing agreement includes a license for the use of our technology in VeriChip’s identified markets. Under the Distribution and Licensing Agreement, we are the sole manufacturer and supplier to VeriChip. The existing terms with our sole supplier of implantable microchips, Raytheon Microelectronics España, SA, expire on June 30, 2010.
Revenue recognized under the Distribution and Licensing Agreement was $4,000 and $160,000 for the three months ended March 31, 2007, and 2006, respectively. Amounts due from VeriChip as of March 31, 2007 and December 31, 2006 were $151,000 and $425,000, respectively.
10. Subsequent Events
On December 14, 2006, Signature, our London based subsidiary, entered into an Asset Sale and Purchase Agreement (the “Agreement”) with McMurdo, a United Kingdom based subsidiary of Chemring Group Plc (Chemring). McMurdo is a manufacturer of emergency location beacons. Pursuant to the Agreement, Signature agreed to acquire certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility which Signature has a license to occupy for a period of nine months from the Completion Date (as defined in the Agreement). Under the terms of the Agreement, Signature was to retain McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, we guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. On April 5, 2007, we closed the purchase of the assets pursuant to the terms of the Agreement and paid initial consideration of approximately $5.7 million in cash. In addition, we will make one additional deferred payment of up to $3.0 million. The deferred payment will be determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007 and payable when the parties finalize a statement of the sales.
On May 7, 2007, we entered into an agreement with Newcomb Communications, Inc (the “Buyer”). to sell all of our equity interests in OuterLink Corporation, a wholly-owned subsidiary of ours for an aggregate consideration of $1.0 million, subject to certain adjustments based on OuterLink’s closing balance sheet. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. The Buyer’s obligation to consummate the transaction is subject to certain closing conditions, including regulatory approval, a financing contingency (which expires on May 21, 2007), non-occurrence of a material adverse change at OuterLink, and the execution by us of an agreement to not-compete with OuterLink for a period of one year and other customary closing conditions. Our obligation to consummate the transaction is subject to receiving a release from our lender under the 10.25% debenture and other customary closing conditions. The parties expect the transaction to close prior to July 3, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.
We consist of Digital Angel Corporation and our subsidiaries — Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing, Inc., Timely Technology Corp., Signature Industries Limited, (“Signature”), (90.9% owned subsidiary), OuterLink Corporation, DSD Holdings A/S and its subsidiaries Daploma International A/S (including its 70% owned subsidiary, Daploma Polska) and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A. and Digital Angel do Brasil Produtos de Informatica LTDA, Digital Angel Chile S.A., Digital Angel Paraguay S.A. and Digital Angel Uruguay S.A.
Overview
We develop and deploy sensor and communication technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high value assets. We operate in two segments: (1) Animal Applications and (2) GPS and Radio Communications.
Animal Applications — Develops, manufactures and markets visual and electronic identification tags and RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. The Animal Applications segment consists of our operations located in Minnesota, DSD Holdings A/S and its wholly and majority-owned subsidiaries, located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay. The positive identification and tracking of livestock and fish are crucial for asset management and for disease control and food safety. In addition to the visual ear tags which have been sold by us since the late 1940’s, Animal Applications utilizes RFID technologies in its electronic ear tags and implantable microchips.
GPS and Radio Communications — Designs, manufactures, and markets GPS enabled equipment used for location tracking and message monitoring of vehicles, aircraft and people in remote locations. The GPS and Radio Communications segment consists of our subsidiaries, Signature, (90.9% owned), located in the United Kingdom and OuterLink Corporation located in Massachusetts. Our focus is in the areas of search and rescue and locator beacons, and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of industries including the military, air and ground ambulance operators, law enforcement agencies and energy companies.
Our Animal Applications segment’s revenue decreased to $10.3 million for the three months ended March 31, 2007 compared to $11.5 million for the three months ended March 31, 2006. The decrease in the Animal Applications segment’s revenue was principally due to a decrease in electronic identification and visual product sales to livestock customers of $0.8 million, a decrease in sales to fish and wildlife customers of $0.5 million and a decrease in sales to VeriChip Corporation, (“VeriChip”), of $0.1 million. These decreases were partially offset by an increase in microchip sales to companion animal customers of $0.1 million and visual product sales to livestock customers in South America of $0.1 million. In April 2006, we were awarded a U.S. patent for our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal.
Our GPS and Radio Communications segment’s revenue increased to $5.7 million for the three months ended March 31, 2007 compared to $4.3 million for the three months ended March 31, 2006. The increase in our GPS and Radio Communication segment’s revenue was principally due to increased revenue of our subsidiary Signature Industries of $1.2 million and of our subsidiary, OuterLink Corporation, of $0.2 million. The increase at Signature Industries relates to an increase in sales of Signature’s SARBE products of $0.6 million, an increase in sales of alarm products of $0.3 million and an increase in sales at Signature’s Radio Hire division of $0.3 million. The increase in revenue at OuterLink Corporation relates primarily to the contract with the South Carolina National Guard to provide a satellite-based automatic flight following system. During 2007 and 2008, we anticipate that our GPS and Radio Communications segment’s revenue will increase from the 2006 levels as the market for our beacons expands. In addition, the URT33 beacon, which will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by COSPAS-SARSAT on February 1, 2009, will need to be replaced with the new generation 406 MHz beacons, such as our SARBE G2R.

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
Goodwill, Intangibles and Other Long-Lived Assets
Goodwill and other intangible assets are carried at cost net of accumulated amortization. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS142”). SFAS 142 requires that goodwill and certain intangibles no longer be amortized but instead be tested for impairment at least annually by applying a fair value based test. There was no impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002.
In accordance with SFAS 142, we are required to allocate goodwill to the various reporting units. As of March 31, 2007, the reporting units consisted of the following (the reporting units listed below are those businesses which have goodwill and for which discrete financial information is available and upon which management makes operating decisions):
•	Animal Applications (goodwill of $44.0 million as of March 31, 2007);

•	Signature (goodwill of $1.1 million as of March 31, 2007); and

•	DSD Holdings A/S (goodwill of $6.1 million as of March 31, 2007).
Since the adoption of SFAS 142 on January 1, 2002, we evaluate the goodwill of the various reporting units as of each December 31st. Our management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the fair value is based. The methodology, including residual or terminal enterprise values, was based on the following factors: risk free rate of 20 years; current leverage (E/V); leveraged beta — Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation.
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
The determination of goodwill impairment involves the use of estimates and assumptions, which may be difficult to accurately measure or value. Actual and estimated future results may be less than projected at the date of the most recent valuation.
We assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations. There was no impairment of goodwill for the three months ended March 31, 2007.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no write downs of any long-lived assets for the three months ended March 31, 2007, or in the twelve months ended December 31, 2006.
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
Revenue Recognition
Except for our subsidiary OuterLink Corporation, we recognize product revenue at the time the product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. We offer a warranty on our products. For non-fixed fee and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time the service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.
Our subsidiary, OuterLink Corporation, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink Corporation’s services are only available through use of its products; such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink Corporation’s product revenue, for which title and risk of loss transfers to the customer upon shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 54 months in the three month period March 31, 2007 and 42 months in the three month period March 31, 2006.

Results of Operations
The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying consolidated statements of operations included in this quarterly report.

	For the Three Months
	Ended March 31,
	2007	2006
	%	%
Product revenue	96.7	95.7
Service revenue	3.3	4.3

Total net revenue	100.0	100.0
Cost of products sold	60.7	55.4
Cost of services sold	2.5	1.8

Gross profit	36.8	42.8
Selling, general and administrative expenses	48.9	39.4
Research and development expenses	10.5	7.5

Loss from operations	(22.6)	(4.1)
Interest income	(0.2)	(0.6)
Interest expense	1.9	0.6
Reduction in derivative warrant liability	(2.5)	—
Other income	(0.2)	(0.1)

Loss from continuing operations before minority interest	(21.6)	(4.0)
Income tax (provision) benefit	(0.2)	0.5

Loss from continuing operations before minority interest	(21.8)	(3.5)
Minority interest share of income	0.0	(0.2)

Net loss	(21.8)	(3.7)

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenue
Revenue from operations for the three months ended March 31, 2007 was $16.0 million, an increase of approximately $0.2 million from $15.8 million for the three months ended March 31, 2006. Revenue for the three months ended March 31, 2007 and 2006 for each of the operating segments was as follows (in thousands):

	2007	% Revenue	2006	% Revenue
Animal Applications	$10,260	64.1	$11,502	72.7
GPS and Radio Communications	5,739	35.9	4,320	27.3

Total	$15,999	100.0	$15,822	100.0

The Animal Applications segment’s revenue decreased approximately $1.2 million, or 10.8%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease in revenue was principally due to a decrease in electronic identification and visual product sales to livestock customers of $0.8 million, a decrease in sales to fish and wildlife customers of $0.5 million, and a decrease in sales to VeriChip of $0.1 million. These decreases were partially offset by an increase in microchip sales to companion animal customers of $0.1 million and visual product sales to livestock customers in South America of $0.1 million.
The GPS and Radio Communications segment’s revenue increased approximately $1.4 million, or 32.8%, in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase primarily relates to increased revenue of our subsidiary, Signature of $1.2 million and of our subsidiary, OuterLink Corporation, of $0.2 million. The increase at Signature, relates to an increase in sales of Signature’s SARBE products of $0.6 million, an increase in sales of alarm products of $0.3 million and an increase in sales at Signature’s Radio Hire division of $0.3 million. The increase in revenue at OuterLink Corporation relates primarily to the contract with the South Carolina National Guard to provide a satellite-based automatic flight following system.

Gross Margin
Gross profit for the three months ended March 31, 2007 was $5.9 million, a decrease of approximately $0.9 million, from $6.8 million for the three months ended March 31, 2006. As a percentage of revenue, the gross profit margin decreased to 36.8% for the three months ended March 31, 2007 from 42.8% for the three months ended March 31, 2006.
Gross profit for the three months ended March 31, 2007 and 2006 for each operating segment was as follows (in thousands):

	2007	% Revenue	2006	% Revenue
Animal Applications	$2,974	29.0	$4,651	40.4
GPS and Radio Communications	2,919	50.9	2,125	49.2

Total	$5,893	36.8	$6,776	42.8

The Animal Applications segment’s gross profit of $3.0 million for the three months ended March 31, 2007 decreased approximately $1.7 million compared to $4.7 million for the three months ended March 31, 2006. The decrease in gross profit margin relates to decreased sales in the current period and a decrease in gross profit margin as a percentage of revenue to 29.0% for the three months ended March 31, 2007 from 40.4% for the three months ended March 31, 2006. We attribute the decrease in gross profit margin as a percentage of revenue to a decrease in high margin engineering service revenue, a decrease in the average sales price for companion pet product shipped in the United States, higher material costs associated with fulfilling demand for companion pet product in the United States, warranty costs for e-tags shipped to Canada and increased overhead costs associated with the startup of molding operations in our St. Paul facility.
The GPS and Radio Communications segment’s gross profit of $2.9 million for the three months ended March 31, 2007 increased approximately $0.8 million compared to $2.1 million for the three months ended March 31, 2006. Gross profit margin increased to 50.9% in 2007 from 49.2% in 2006. The increase in gross profit margin relates to increased sales in the current period and the increase in gross profit margin as a percentage of revenue is due primarily to lower material costs as a percentage of revenue at Signature.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.6 million, or 25.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. As a percentage of revenue, selling, general and administrative expenses were 48.9% and 39.4% for the three months ended March 31, 2007 and 2006, respectively.
Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 for each of the operating segments was as follows (in thousands):

	2007	% Revenue	2006	% Revenue
Animal Applications	$5,001	48.7	$3,952	34.4
GPS and Radio Communications	2,826	49.2	2,280	52.8

Total	$7,827	48.9	$6,232	39.4

The Animal Applications segment’s selling, general and administrative expenses increased approximately $1.0 million for the three months ended March 31, 2007 to $5.0 million compared to $4.0 million for the three months ended March 31, 2006. The increase in selling, general and administrative expenses relate primarily to legal expenses of $0.8 million related to the maintenance and protection of the Company’s intellectual property, $0.1 million of stock-based compensation expense and increased selling, general and administrative expenses in our South American subsidiaries of $0.1 million. As a percentage of revenue, selling, general and administrative expenses increased to 48.7% from 34.4% in the same respective period. The increase in selling, general and administrative expenses as a percentage of revenue resulted from the increase in expenses and decrease in sales in the current period.
The GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $0.5 million for the three months ended March 31, 2007 to $2.8 million as compared to $2.3 million for the three months ended March 31, 2006, due primarily to increased selling, general and administrative expenses at our subsidiary, Signature. As a percentage of revenue, selling, general and administrative expenses decreased to 49.2% from 52.8% in the same respective period. The decrease in selling, general and administrative expenses as a percent of revenue is due to the increase in sales in the current period.

Research and Development Expenses
Research and development expenses were $1.7 million for the three months ended March 31, 2007, an increase of $0.5 million, or 40.7%, from $1.2 million for the three months ended March 31, 2006. As a percentage of revenue, research and development expenses were 10.5% and 7.5% for the three months ended March 31, 2007 and 2006, respectively.
Research and development expenses for the three months ended March 31, 2007 and 2006 for each of the operating segments was as follows (in thousands):

	2007	% Revenue	2006	% Revenue
Animal Applications	$602	5.9	$795	6.9
GPS and Radio Communications	1,071	18.7	395	9.1

Total	$1,674	10.5	$1,190	7.5

The Animal Applications segments’ research and development expenses decreased approximately $0.2 million to $0.6 million for the three months ended March 31, 2007 as compared to $0.8 million for the three months ended March 31, 2006. The research and development expenses primarily consists of new product development related to RFID microchips and associated scanners.
The GPS and Radio Communications segment’s research and development expenses were approximately $1.1 million for the three months ended March 31, 2007, an increase of approximately $0.7 million when compared to approximately $0.4 million for the three months ended March 31, 2006. The increase relates primarily to the development of the 406.6MHz product family at our subsidiary Signature.
Interest Expense
Interest expense was $324,000 and $95,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense relates primarily to interest, discount amortization and deferred debt cost amortization associated with our 10.25% senior secured debenture.
Derivative Warrant Liability
Income from the reduction in the derivative warrant liability was $400,000 for the three months ended March 31, 2007. This reduction is attributed to the change in the fair value of the warrant liability associated with the 699,600 share warrant issued with the 10.25% senior secured debenture.
Income Taxes
We had income tax expense of $25,000 for the three months ended March 31, 2007 versus an income tax benefit of $84,000 in the same period of 2006. We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized.
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
Cash Flows
As of March 31, 2007, cash totaled $8.6 million as compared to $1.5 million at December 31, 2006. During 2007, $2.5 million of net cash was provided by operating activities, compared to net cash used in operating activities of $1.4 million in 2006. In 2007, the cash provided by operating activities was due primarily to a decrease in accounts receivable of $3.6 million as a result of selling invoices under our revolving invoice funding facility and an increase in accounts payable, accrued expenses and deferred revenue of $1.9 million partially offset by use of cash of $0.4 million to purchase inventory. Non-cash charges of $0.3 million for equity based compensation and $0.5 million for depreciation and amortization along with income of $0.4 million for a reduction in derivative warrant liability were included in the 2007 net loss of $3.5 million.

Net cash used in investing activities totaled $0.7 million in 2007 compared to net cash used in investing activities of $0.3 million in 2006. The principal uses of cash from investing activities in 2007 and 2006 were property, plant and equipment expenditures of $0.6 million and $0.4 million, respectively.
Net cash provided by financing activities totaled $5.1 million in 2007 compared to net cash provided by financing activities of $0.4 million in 2006. In 2007, cash provided by financing activities consisted of proceeds of $6.0 million from the issuance of the 10.25% senior secured debenture partially offset by payments on notes payable and long-term debt of $0.3 million and payments for financing costs of $0.6 million. In 2006, cash provided by financing activities consisted of proceeds from the exercise of options and warrants of $0.5 million partially offset by payments on notes payable and long-term debt of $0.2 million.
Financing and Liquidity
In 2007, we generated approximately $7.0 million in cash and increased our total amount of debt from $8.2 million as of December 31, 2006 to $14.1 million as of March 31, 2007. The primary reason for the increase in debt relates to the issuance of our 10.25% senior secured debenture in February 2007. The $14.1 million of debt outstanding at March 31, 2007 is comprised of the following (in thousands):

March 31,
2007
Mortgage notes payable-Animal Applications and Corporate facilities	$2,212
Line of Credit — DSD Holdings	3,175
Equipment Loans / Notes Payable — DSD Holdings	1,262
Capital lease obligations	1,496
10.25% Senior Secured Debenture	6,000

$14,145

Equipment Loans-DSD Holdings. DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.5 million ($79,300 at March 31, 2007) are payable monthly. Payments are due through July 2010. The interest rate on the loans is variable and range from 6.00% to 8.14% as of March 31, 2007.
Line of Credit-DSD Holdings. DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately $2.1 million at March 31, 2007) to DKK 18 million (approximately $3.2 million at March 31, 2007). In connection with the amendment, we executed a Letter of Support which confirms that we shall maintain our holding of 100% of the share capital of Daploma, and that we shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At March 31, 2007, the annual interest rate on the facility was 6.2%. Borrowing availability under the credit facility considers guarantees outstanding. At March 31, 2007, the borrowing availability on the credit agreement was DKK 0.3 million (approximately $53,000 at March 31, 2007). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Note Payable-DSD Holdings. As of March 31, 2007, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($59,000 at March 31, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 6.0% at March 31, 2007.

Invoice Discounting Agreement. On April 9, 2003, Signature entered into a two-year Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The Invoice Discounting Agreement, as amended October 28, 2003, June 21, 2005, and July 27, 2006 provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement, as amended. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1,000,000 (approximately $2.0 million at March 31, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the amended Invoice Discounting Agreement (5.25% at March 31, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement, as amended, requires a minimum commission charge of £833 (approximately $1,600) per month. Discounting charges of $24,000 are included in interest expense in the 2007 statement of operations. As of March 31, 2007, $1.3 million of receivables were financed under the Invoice Discounting Agreement.
Revolving invoice funding facility. On March 23, 2007, we entered into a revolving invoice funding facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A (“Greater Bay”). The agreement provides that we sell and assign to Greater Bay all rights, title and interest in the accounts receivable of Digital Angel Technology Corporation and OuterLink Corporation. Under the agreement, Greater Bay advances 80% of the eligible receivables, as defined, not to exceed a maximum of $5,000,000 at any given time. Greater Bay pays the remainder of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank N.A. prime rate (8.25% at March 31, 2007) plus 3.00%. The facility has an initial term of (12) months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to our accounts receivable. As of March 31, 2007, $4.0 million of receivables were financed under the invoice funding facility.
10.25% Senior Secured Debenture. On February 6, 2007, we entered into a securities purchase agreement pursuant to which we sold a 10.25% senior secured debenture in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of our common stock.
The debenture matures on February 6, 2010, but we may, at our option, prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. We are obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007.
The debenture is not convertible by the holder(s). However, we may, at our option but not obligation, decide to make one or more monthly payments of principal and interest with shares of our common stock instead of with cash. Our decision to make a monthly payment with cash or with shares of common stock, or a combination of both will be determined on a monthly basis. Currently, we anticipate making monthly payments with cash. If we choose to make a monthly payment with our shares, the shares will be issued at an 8% discount to the then current market price of the shares. If an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest. The proceeds from the financing, approximately $5.6 million, were used by us to fund a portion of our acquisition of certain assets of McMurdo and to invest in the continued growth of our business.
As long as the debenture is outstanding we and our subsidiary, Signature, are required to comply with certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that exist at each entity and on a combined basis. As of March 31, 2007, we were in breach of certain of these covenants due primarily to the fact that we did not close the McMurdo acquisition until April 5, 2007 and the classification of certain of our leases as capital leases. The lenders granted us a waiver with respect to these breaches and we have amended the agreement to modify the affected covenant. In addition, we have agreed to restructure certain terms of the transaction prior to June 7, 2007. A breach of any of these covenants, after notice from the lender and if not remedied within the specified period, could result in an event of default. Upon the occurrence of any default, other than an event of default arising from our breach of the covenant to restructure certain terms of the transaction, our debenture lenders can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. Furthermore, if such an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest. Upon the occurrence of an event of default arising from our breach of the covenant to restructure certain terms of the transaction, the sole remedy of the lenders would be the increase of interest rate accrued on the debenture to 15.25%.

The following table summarizes our fixed cash obligations as of March 31, 2007 over various future years (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Notes payable and long-term debt	$12,649	5,121	5,492	2,036	—
Operating leases	19,167	795	1,309	1,075	15,988
Capital leases	1,496	550	837	109	—
Employment contracts	1,111	1,111	—	—	—

	$34,423	$7,577	$7,638	$3,220	$15,988

Acquisitions
On April 5, 2007, Signature, our London based subsidiary, consummated the Asset Sale and Purchase Agreement (the “Agreement”) with McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”). McMurdo is a manufacturer of emergency location beacons. Pursuant to the Agreement, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets.
The purchase price for the McMurdo assets was approximately $5.7 million, plus an additional deferred payment of up to $3.0 million based on sales of certain products between November 1, 2006 and October 31, 2007. The deferred payment is determined on a threshold basis with a minimum threshold, based on the invoiced value of sales during such period and payable when the parties finalize a statement of the sales.
Recently Issued Accounting Standards
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS 157 and have not yet determined the impact that the adoption of SFAS 157 will have on our results of operations or financial position.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have determined that the adoption of SFAS 158 will not have a material affect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement 115”,(“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS 159 and have not yet determined the impact that the adoption of SFAS 159 will have on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations and sales in various regions of the world. See Item 1, Business-Financial Information About Geographic Areas in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.
We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.
The following table presents the future principal payment obligations and interest rates associated with our 10.25% senior secured debenture assuming our actual level of long-term debt indebtedness as of March 31, 2007:

							Fair
	2007	2008	2009	2010	2011	Thereafter	Value
	(In thousands)
Long-term debt:
Fixed rate (10.25%)	$800	2,400	2,400	400	—	—	—
Our primary market risk exposure relates to our ability to refinance our 10.25% senior secured debenture, at maturity at market rates, and our ability to meet financial covenants. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.
Our Annual Report on Form 10-K for the year ended December 31, 2006 contains further information regarding our market risk.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our anticipation that we will make monthly payments on our 10.25% senior secured debenture with cash;

•	our expectation that trial will commence in mid to late 2007 regarding our lawsuit against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.;

•	our expectation that during 2007 and 2008, our GPS and Radio Communications segment ‘s revenue will increase from the 2006 levels as the market for our beacons expands;

•	our expectations regarding the replacement of the URT33 beacon;

•	our expectation that the sale of OuterLink will close prior to July 3, 2007;

•	our expectation regarding the weighted average period over which the total unrecognized compensation cost related to nonvested share-based compensation will be recognized;

•	our expectations regarding the adoption of certain Accounting Standards;

•	our intent to classify any future expense for income tax-related interest and penalties as a component of income taxes; and

•	our expectations regarding the principal uses and sources of liquidity and our ability to generate sufficient cash from operations to fund our business over the next 12 months.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the risk factors included in Item 1A of this quarterly report and the following:
•	our ability to successfully implement our business strategy;

•	our ability to successfully integrate the assets acquired in the McMurdo acquisition and realize the anticipated savings;

•
our ability to comply with the financial covenants in our 10.25% senior secured debenture and our ability to restructure certain terms of our transaction with Imperium on mutually satisfactory terms or at all;

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

•
risks associated with our ability to close the sale of OuterLink, including (1) that the buyer may not obtain the required financing to fund the acquisition, (2) that the buyer may not receive regulatory approval, (3) that there may occur a material adverse change in the business, or (4) that any of the other conditions to close may not be satisfied;

•	the impact of new accounting pronouncements; and

•	our ability to maintain proper and effective internal accounting and financial controls.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rules 13a — 15(e) and 15d — 15(e), as of March 31, 2007. Based on its review and evaluation, our management has concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II
Item 1. Legal Proceedings
Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.
On or about June 2, 2005, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine our rights and liabilities under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company that entered into a distribution agreement for a product that was then under development by us but the development of which was subsequently abandoned. Since filing the declaratory judgment action, we have entered into a settlement agreement and the Court dismissed the case on May 1, 2007.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Our 10.25% senior secured debenture contains restrictive covenants that could adversely affect our business.
The stock purchase agreement pursuant to which we issued our 10.25% senior secured debenture contains certain restrictive covenants and requires us to maintain certain financial ratios during the term of the debenture, including limiting our ability and the ability of our subsidiaries to:
•	incur additional indebtedness;

•	incur liens;

•	pay dividends, repurchase capital stock or engage in other restricted payments;

•	sell property;

•	enter into certain merger, acquisitions or combinations;

•	make certain investments; and

•	enter into affiliate transactions.
In addition, as long as the 10.25% senior secured debenture is outstanding we and our subsidiary, Signature, are required to comply with certain financial covenants including minimum net tangible asset ratios and to limit the total amount of liabilities that exist at each entity and on a combined basis. If either we or our subsidiary, Signature, fail to comply with these covenants, it could result in an event of default under our 10.25% senior secured debenture. As of March 31, 2007, we were in breach of certain of these covenants due primarily to the fact that we did not close the McMurdo acquisition until April 5, 2007 and the classification of certain of our leases as capital leases. The lenders granted us a waiver with respect to these breaches and we have amended the agreement to modify the affected covenant. In addition, we have agreed to restructure certain terms of the transaction prior to June 7, 2007. Our ability to meet these financial ratios and tests and comply with these covenants can be affected by events beyond our control, and we may not be able to do so. Furthermore, any new financial covenants that are negotiated may impose greater restrictions on us and our subsidiary, Signature, and we may not be able to comply with them in the future. A breach of any of these covenants, after notice from the lender and if not remedied within the specified period, could result in an event of default. Although we received a waiver in connection with our prior breach, the lenders may not grant us waivers for future breaches and even if we did receive a waiver, the financial and other considerations that we might be required to provide in exchange for such waiver could have a negative impact on our financial condition or results of operations. Upon the occurrence of any default, other than an event of default arising from our breach of the covenant to restructure certain terms of the transaction, our debenture lenders can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable.

Furthermore, if such an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest. Upon the occurrence of an event of default arising from our breach of the covenant to restructure certain terms of the transaction, the sole remedy of the lenders would be the increase of interest rate accrued on the debenture to 15.25%. Amounts borrowed under the 10.25% senior secured debenture are secured by a lien on substantially all of our assets. If we were unable to repay amounts that become due under the 10.25% senior secured debenture, such lenders could proceed against the collateral granted to them to secure that indebtedness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 6, 2007, we sold to an accredited lender a 10.25% senior secured debenture in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of our common stock (the “Warrant”). The debenture matures on February 6, 2010, and we are obligated to make monthly payments of principal and interest beginning on September 4, 2007 (“Monthly Payments”). We have the option, but not the obligation, of making the Monthly Payments, or a portion of the Monthly Payments, in our common stock (at 92% of the then current market price (“Payment Shares”)) upon the satisfaction of certain conditions. The Warrant has an initial exercise price of $2.973 per share and contains certain anti-dilution adjustments and other adjustments in the event of a change of control or an event of default.
The Debenture and Warrant were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.
Item 5. Other Information
On May 7, 2007, we entered into Amendment No. 4 to Securities Purchase Agreement with Imperium Master Fund, Ltd. pursuant to which the financial covenant regarding the total amount of liabilities that Signature shall have was amended from $2.0 million at all times to $2.6 million during the period commencing in February 6, 2007 through May 5, 2008 and $2.0 million from May 6, 2008 through the Termination Date. In addition, the parties agreed to restructure certain terms of the transaction prior to June 7, 2007 and to finalize the documentation of such restructuring by July 7, 2007. The debenture may not be prepaid prior to July 7, 2007.
On May 9, 2007, we amended our exclusive distribution and licensing agreement with VeriChip Corporation pursuant to which we extended by one year the term of the Agreement and amended the minimum purchase commitments during the term of the agreement, whereby VeriChip is required to purchase $0, $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008, 2009 and 2010, respectively, and $3,750,000 for 2011 and each year thereafter.
Item 6. Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.26	Amendment 4 to the Stock Purchase Agreement, dated as of May 7, 2007 by and between Digital Angel Corporation and Imperium Master Fund, Ltd.

31.1	Certification of Chief Executive Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: May 14, 2007	By:	/s/ Kevin N. McGrath
		Name:	Kevin N. McGrath
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Thomas J. Hoyer
		Name:	Thomas J. Hoyer
		Title:	Vice President, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.26	Amendment 4 to the Stock Purchase Agreement, dated as of May 7, 2007 by and between Digital Angel Corporation and Imperium Master Fund, Ltd.

31.1	Certification of Chief Executive Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002