Form 10-Q
period 2007-06-30
DIGITAL ANGEL CORP
filed 2007-08-10
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-15177

DIGITAL ANGEL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1233960 (I.R.S. Employer Identification Number)

490 Villaume Avenue, South St. Paul, MN (Address of principal executive offices)	55075 (Zip Code)
(651) 455-1621
Registrant’s telephone number, including area code

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as or the latest practicable date:

Class	Outstanding at August 8, 2007
Common Stock, $.005 par value per share	44,641,388 shares

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash	$1,004	$1,521
Restricted cash	127	81
Accounts receivable, net of allowance for doubtful accounts of $183 and $203 at June 30, 2007 and December 31, 2006, respectively	10,816	9,609
Accounts receivable from VeriChip Corporation	35	425
Inventories	13,294	9,897
Other current assets	2,076	2,016
Current assets from discontinued operations	3,069	2,335

Total current assets	30,421	25,884

Property and equipment, net	11,040	9,985
Goodwill	53,276	51,244
Other intangible assets, net	1,589	1,633
Other assets, net	615	619
Other assets from discontinued operations	1,040	531

Total Assets	$97,981	$89,896

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit and current maturities of long-term debt	$9,294	$4,127
Accounts payable	11,666	6,024
Due to Applied Digital Solutions, Inc.	67	11
Accrued expenses and other current liabilities	3,609	2,793
Current liabilities from discontinued operations	2,266	2,448

Total current liabilities	26,902	15,403

Long-term debt	3,790	4,036

Other long term liabilities
Derivative warrant liability	958	—
Other long term liabilities	373	386
Other liabilities from discontinued operations	2,585	1,060

Total other long term liabilities	3,916	1,446

Total Liabilities	34,608	20,885

Minority interest	409	465

Stockholders’ equity
Preferred stock ($1.75 par value; shares authorized, 1,000; shares issued, nil)	—	—
Common stock ($0.005 par value: shares authorized, 95,000: shares issued, 45,019 and 44,894: shares outstanding, 44,641 and 44,516)	226	226
Additional paid-in capital	215,027	214,509
Accumulated deficit	(150,962)	(144,753)
Treasury stock (carried at cost, 378 shares)	(1,580)	(1,580)
Accumulated other comprehensive income	253	144

Total Stockholders’ Equity	62,964	68,546

Total Liabilities and Stockholders’ Equity	$97,981	$89,896

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Total net revenue	$19,533	$12,428	$34,831	$27,747

Cost of sales	11,855	7,562	21,509	16,275

Gross profit	7,678	4,866	13,322	11,472

Selling, general and administrative expenses	7,763	5,685	15,277	11,631
Research and development expenses	1,585	727	2,804	1,522

Operating loss	(1,670)	(1,546)	(4,759)	(1,681)

Interest income	8	81	46	174
Interest expense	(674)	(110)	(998)	(206)
Change in derivative warranty liability	(105)	—	296	—
Other income	30	27	62	45

Loss from continuing operations before income taxes and minority interest	(2,411)	(1,548)	(5,353)	(1,668)

Income tax (provision) benefit	(13)	(11)	(38)	72
Minority interest share of loss (income)	10	(19)	15	(58)

Net loss from continuing operations	(2,414)	(1,578)	(5,376)	(1,654)

Loss from discontinued operations	(313)	(546)	(833)	(1,056)

Net loss	$(2,727)	$(2,124)	$(6,209)	$(2,710)

Earnings per common share — basic and diluted
Loss from continuing operations	$(0.05)	$(0.04)	$(0.12)	$(0.04)
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)

Net loss	$(0.06)	$(0.05)	$(0.14)	$(0.06)

Weighted average common shares outstanding — basic and diluted	44,562	44,286	44,539	44,097
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007
(in thousands)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Income	Equity

Balance, December 31, 2006	—	$—	44,894	$226	$214,509	$(144,753)	$(1,580)	$144	$68,546

Net loss	—	—	—	—	—	(6,209)	—	—	(6,209)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	109	109

Total comprehensive loss									(6,100)

Compensation expense	—	—	125	—	518	—	—	—	518

Balance, June 30, 2007	—	$—	45,019	$226	$215,027	$(150,962)	$(1,580)	$253	$62,964

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(6,209)	$(2,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity-based compensation	518	288
Depreciation and amortization	1,150	925
Amortization of debt discount and financing costs	339	—
Reduction in derivative warrant liability	(296)	—
Minority interest	(15)	58
Loss on disposal of equipment	8	4
Loss from discontinued operations	833	1,056
Change in assets and liabilities:
(Increase) decrease in restricted cash	(46)	195
(Increase) decrease in accounts receivable	(1,073)	3,383
Decrease (increase) in accounts receivable from VeriChip Corporation	391	(45)
Increase in inventories	(1,074)	(1,662)
Increase in other current assets	(78)	(390)
Decrease in deferred tax liability	(12)	(132)
Increase (decrease) in accounts payable and accrued expenses	6,265	(2,905)
Net cash (used in) provided by discontinued operations	(295)	160

Net Cash Provided by (Used in) Operating Activities	406	(1,775)

Cash Flows From Investing Activities
Decrease in other assets	66	214
Payments for property and equipment	(886)	(672)
Net cash paid for acquisition	(4,215)	(1,000)
Net cash used in discontinued operations	(438)	(175)

Net Cash Used in Investing Activities	(5,473)	(1,633)

Cash Flows From Financing Activities
Borrowings on line of credit	2,458	2,427
Payments on line of credit	(2,413)	(2,004)
Borrowings on debt	6,000	—
Payments on notes payable and long-term debt	(764)	(355)
Exercise of stock options and warrants	—	563
Payments of dividends to minority shareholder in subsidiary	(53)	(140)
Payments for financing costs	(686)	—

Net Cash Provided by Financing Activities	4,542	491

Effect of Exchange Rate Changes on Cash	8	27

Net Decrease In Cash	(517)	(2,890)

Cash — Beginning of Period	1,521	9,949

Cash — End of Period	$1,004	$7,059

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Digital Angel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the 2006 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long-lived assets and intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and the determination of whether any impairment is to be recognized on long-lived and intangible assets, among others.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals, and objects. The Company operates in two business segments: (1) Animal Applications and (2) GPS and Radio Communications, which are discussed further in Note 9.
The condensed consolidated financial statements have been prepared on a going concern basis. See Note 5 for a discussion of the Company’s debt obligations and the impact on its liquidity.
As of June 30, 2007, Applied Digital Solutions, Inc. (“Applied Digital”) owned 24,573,788 shares or approximately 55% of the Company’s common stock.
On April 5, 2007, the Company acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”), and manufacturer of emergency location beacons. Pursuant to the agreement, Signature Industries Limited (“Signature”), the Company’s London based subsidiary operating in the GPS and Radio Communication business segment, acquired certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. For further discussion of the acquisition see Note 3.
On July 2, 2007, the Company completed the sale of its wholly-owned subsidiary, OuterLink Corporation (“OuterLink”) to Newcomb Communications, Inc. (“Newcomb”). OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the agreement, the Company sold all of the issued and outstanding shares of stock of OuterLink. As a result, its operations are included as part of the Company’s discontinued operations for all periods presented. For further discussion of the sale see Note 4.
2. Recent and Not Yet Adopted Accounting Pronouncements
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is currently assessing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on the Company’s results of operations or financial position.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Recent and Not Yet Adopted Accounting Pronouncements (continued)
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The initial adoption did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has not yet determined the impact that this requirement will have on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115,” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing SFAS 159 and has not yet determined the impact that the adoption of SFAS 159 will have on the Company’s results of operations or financial position.
3. Acquisition
In April 2007, the Company, through its wholly-owned subsidiary Signature, acquired certain assets and customer contracts of McMurdo, a United Kingdom based subsidiary of Chemring and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original EPIRB (Emergency Position Indicating Radio Beacon) and the first GMDSS (Global Maritime Distress and Safety System) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden the Company’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to the Company’s revenue base.
Pursuant to the Asset Sale and Purchase Agreement (the “Agreement”), entered into in December 2006, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility which Signature has a license to occupy for a period of nine months from the Completion Date (as defined in the Agreement). Under the terms of the Agreement, Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, the Company guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. The Company paid consideration of approximately $4.7 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and net of a purchase price adjustment of $0.9 million paid by Chemring in July 2007, and will make one additional deferred payment of up to $3 million. The deferred payment will be determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007 and payable when the parties finalize a statement of the sales.
The estimated fair values of assets acquired at the date of acquisition are as follows:

April 5, 2007
(in thousands)

Inventory	$592
Fixed assets	2,178
Goodwill and other intangibles	1,972

Total assets acquired	$4,742

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Acquisition (continued)
The required purchase accounting adjustments, including the allocation of the purchase price based on the fair values of the assets acquired have been made based upon preliminary valuations, which are still in review and are subject to change. Based upon the Company’s final valuation and review it may determine that additional tangible assets or their estimated useful lives require revision. The Company anticipates that it will finalize the purchase price allocation within the next several months. Any adjustments to the purchase price allocation will be recorded as an increase or decrease in goodwill.
The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements reflect the results of operations of McMurdo from the date of acquisition. Unaudited pro forma results of operations for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2007 and 2006, respectively, and revenue is presented in accordance with the Company’s accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro Forma for the	Pro Forma for the	Pro Forma for the
	Three Months	Six Months Ended	Six Months Ended
	Ended June 30,	June 30,	June 30,
	2006	2007	2006
	(unaudited, in thousands)

Net operating revenue	$15,265	$39,009	$33,186
Net loss from continuing operations	(1,957)	(5,032)	(2,587)
Net loss from continuing operations per common share — basic and diluted	(0.04)	(0.11)	(0.06)
4. Discontinued Operations
In May 2007, the Company entered into a Stock Purchase Agreement with Newcomb to sell 100% of the issued and outstanding shares of stock of OuterLink. OuterLink, which operated in the Company’s GPS and Radio Communications business segment, provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. On July 2, 2007, the Company completed the sale of OuterLink. Consideration, which is subject to certain adjustments based on OuterLink’s closing balance sheet, initially consisted of a cash payment of $800,000 and a promissory note of $200,000 which matures on December 31, 2007. In connection with the closing, the Company also executed a one-year non-competition agreement with OuterLink. Mr. Paul F. Newcomb, President of Newcomb, was the founder and President of the predecessor company to OuterLink, which the Company acquired in January 2004.
In June 2007, in connection with the Company’s planned sale of OuterLink, the Company entered into an amendment of the Securities Purchase Agreement and the Registration Rights Agreement between the Company and Imperium Master Fund, Ltd. (“Imperium”) and Gemini Master Fund, Ltd. (“Gemini,” and together with Imperium, the “Investors”) and received a waiver letter from the Investors waiving certain of their rights under the Subsidiary Guaranty executed by OuterLink in favor of the Investors and the Security Agreement executed by the Company and OuterLink in favor of the Investors (collectively, the amendments and the waiver letter, the “OuterLink Amendments”). Pursuant to the terms of the OuterLink Amendments, the Investors consented to the sale of OuterLink, waived all existing defaults, if any, under Section 4.10(b) of the Securities Purchase Agreement, released the outstanding shares of OuterLink owned by the Company from the pledge and security interest granted to the Investors, and released OuterLink from its obligations arising under the Subsidiary Guaranty. As consideration, the Company exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Discontinued Operations (continued)
As a result of the sale of OuterLink, its operations are included as part of the Company’s discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and six months ended June 30, 2007 and 2006, attributable to OuterLink:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Total net revenue	$716	$528	$1,417	$1,031

Cost of sales	401	332	853	665

Gross profit	315	196	564	366

Selling, general and administrative expenses	354	318	730	604
Research and development expenses	274	425	667	819
Interest income	—	(1)	—	(1)

Loss from discontinued operations	$(313)	$(546)	$(833)	$(1,056)

Earnings per common share — basic and diluted:
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
The results above do not include any allocated or common overhead expenses and do not reflect the gain on the sale of OuterLink, which is expected to be approximately $1.7 million, after taking into account potential future purchase price adjustments. Given the Company’s current tax status, the gain is not expected to result in a provision from income taxes due to federal and state net operating losses and carryforwards. This gain is expected to be recorded in the Company’s actual results of operations in the three months ended September 30, 2007.
The net assets of discontinued operations as of June 30, 2007 and December 31, 2006 were comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006
	(unaudited)

Current assets
Cash	$152	$2
Accounts receivable	1,645	956
Inventory	608	503
Other current assets	664	874

Total current assets	3,069	2,335
Property and equipment, net	345	274
Other assets, net	695	257

Total long-term assets	1,040	531

Total assets	$4,109	$2,866

Current liabilities
Accounts payable	274	408
Accrued expenses and other current liabilities	439	270
Deferred revenue	1,553	1,770

Total current liabilities	2,266	2,448
Other long-term liabilities	2,585	1,060

Total liabilities	$4,851	$3,508

Net liabilities from discontinued operations	$742	$642

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financing Arrangements and Liquidity
On February 6, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold a 10.25% senior secured debenture (“debenture”) in the original principal amount of $6,000,000 and issued five-year warrants to purchase 699,600 shares of the Company’s common stock at a per share exercise price of $2.973. Concurrently with the Securities Purchase Agreement, the Company executed a Registration Rights Agreement (the “Registration Agreement”), pursuant to which the Company is obligated to register for resale shares of the Company’s common stock sufficient to cover the shares necessary to pay the principal and interest payments due on the debenture and the shares underlying the warrants. If the Company does not comply with the registration deadlines set forth in the registration agreement, the Company will be obligated to pay each Investor, pro rata, a default payment equal to 1% of the aggregate purchase price of the debenture for each month the registration default is not cured, capped at 9% and the exercise price is subject to certain reset provisions.
In connection with the debenture, the Company and its direct subsidiaries entered into the Security Agreement, whereby the Investors were granted a security interest in certain assets and properties of Digital Angel and its direct subsidiaries. In addition, Digital Angel’s direct subsidiaries entered into a subsidiary guarantee, under which the subsidiaries guaranteed Digital Angel’s obligations.
On June 28, 2007, the Company entered into amendments of each of the Securities Purchase Agreement and the Registration Rights Agreement in connection with the planned sale of OuterLink and the Investors delivered a waiver letter to the Company waiving certain of their rights under the Subsidiary Guaranty executed by OuterLink in favor of the Investors and the Security Agreement executed by the Company and OuterLink in favor of the Investors (collectively, the amendments and the waiver letter are referred to as the “OuterLink Amendments”). Pursuant to the terms of the OuterLink Amendments, the Investors (1) consented to the sale of OuterLink, (2) waived all existing defaults, if any, under Section 4.10(b) of the Securities Purchase Agreement, (3) released the outstanding shares of OuterLink owned by the Company from the pledge and security interest granted to the Investors and (4) released OuterLink from its obligations arising under the Subsidiary Guaranty. In addition, the parties agreed to extend the registration deadline provided in the Registration Rights Agreement to October 1, 2007. As consideration, the Company exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price to $1.701.
The warrants contain certain anti-dilution provisions and, accordingly, the Company has accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 699,600 five-year warrants, as calculated using the Black-Scholes valuation model, was $1,253,000 using the following assumptions: volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and is being amortized to interest expense over the life of the debenture. The warrant fair value is revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded in the condensed consolidated statement of operations as income or expense. At June 30, 2007, the warrant derivative fair value for the 841,000 seven-year warrants then outstanding was $958,000 using the following assumptions: volatility of 73.91%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 7 years. Approximately $105,000 of expense and approximately $296,000 of income is included in the condensed consolidated statement of operations for the three and six months ended June 30, 2007, respectively, as a result of the changes in the fair value of the warrant.
The debenture was originally scheduled to mature on February 6, 2010, but the Company, at its option, had the right to prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. The Company was obligated to make monthly payments of principal plus accrued, but unpaid interest (including default interest, if any) beginning on September 4, 2007. On June 28, 2007, the Company delivered its sixty-day prepayment notice to the Investors pursuant to Section 4 of the debenture(s). Pursuant to the terms of the debenture, the Company is required to pay 102% of the outstanding principal amount of the debenture on the date of its repayment plus all accrued and unpaid interest. Based on the Company’s election to prepay the debenture, the Company will be required to write off $1.5 million of deferred financing costs and debt discount in the third quarter of 2007.
As long as the debenture is outstanding, the Company and its subsidiary, Signature, are required to comply with certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that exist at each entity and on a combined basis. As of June 30, 2007, the Company and its subsidiary, Signature, were in compliance with each of the financial covenants. A breach of any of these covenants, after notice from the Investors and if not remedied within the specified period, could result in an event of default. Upon the occurrence of any default, the Investors can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. Furthermore, if such an event of default or a change of control occurs, the Investors have the right to require the Company to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financing Arrangements and Liquidity (continued)
In addition to the financings discussed above, the Company has additional loans and credit facilities, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources from Continuing Operations” which is presented below.
The Company will be required to generate funds to repay the debentures through a combination of operating cash flow, borrowings under the existing invoice discounting agreement and other financing arrangements and/or third party financings. The Company’s historical sources of liquidity have included proceeds from the sale of common stock, proceeds from the issuance of debt, proceeds from the sale of one of its businesses, proceeds from the sale of shares of Applied Digital’s common stock under share exchange agreements, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities and proceeds from the sale of additional businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. Accordingly, these conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.
6. Factored Accounts Receivable

	June 30,	December 31,
	2007	2006
	(in thousands)

Receivables assigned to factor	$4,490	$1,094
Advances from factor	(3,592)	(875)

Amounts due from factor	898	219
Unfactored accounts receivable	10,101	9,593
Allowance for doubtful accounts	(183)	(203)

	$10,816	$9,609

On March 23, 2007, the Company entered into a revolving invoice funding facility (“Greater Bay facility”) with Greater Bay Business Funding, a division of Greater Bay Bank N.A (“Greater Bay”). The Greater Bay facility provides that the Company sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of Digital Angel Technology Corporation. Under the Greater Bay facility, Greater Bay advances 80% of the eligible receivables, as defined, not to exceed a maximum of $5,000,000 at any given time. Greater Bay pays the remainder of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank N.A. prime rate (8.25% at June 30, 2007) plus 3.00%. The Greater Bay facility has an initial term of 12 months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to the Company’s accounts receivable. As of June 30, 2007, $2.1 million of receivables were financed under the Greater Bay facility. The Company had $0.4 million of advances available under the Greater Bay facility at June 30, 2007.
Signature has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2,000,000 (approximately $4.0 million at June 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (5.75% at June 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $33,000 and $57,000 are included in interest expense for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, $1.5 million of receivables were financed under the RBS Invoice Discounting Agreement.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)

Raw materials	$5,470	$3,291
Work in process	1,024	402
Finished goods	7,953	7,215

	14,447	10,908
Allowance for excess and obsolescence	(1,153)	(1,011)

Net inventory	$13,294	$9,897

Inventory located in Europe and Asia amounted to $8.3 million and $5.7 million as of June 30, 2007 and December 31, 2006, respectively.
8. Stock Options and Restricted Stock
Stock Option Plans
As of June 30, 2007, the Company maintained the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan that was terminated on February 23, 2006. On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Accordingly, during the six month period ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R, the Company elected to continue using the Black-Scholes valuation model and has recognized compensation expense using a straight-line amortization method. During the three and six month periods ended June 30, 2007, the Company recorded $227,000 and $518,000, respectively, in stock-based employee compensation expense (including compensation for options granted to non-employees and for restricted stock grants). During the three and six month periods ending June 30 2006, the Company recorded $137,000 and $288,000, respectively, of stock-based compensation expense.
Prior to the adoption of SFAS123R, the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS 123R requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess income tax benefits relating to SFAS 123R during the six months ended June 30, 2007 and June 30, 2006.
As of June 30, 2007, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 16,641,333 shares have been issued and 1,553,979 remain available for issuance. As of June 30, 2007, awards consisting of options to purchase 8,766,531 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 472,820 shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 213,526 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of the Company’s stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the six month period ended June 30:

	2007	2006

Risk-free interest rate	5.18-4.62%	4.89%
Expected life (in years)	5	4 - 10
Dividend yield	0.00%	0.00%
Expected volatility	81.00-83.78%	87.19%
Weighted-average volatility	83.57%	87.19%
The Company’s computation of expected volatility is determined based on historical volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the Company’s stock option activity as of June 30, 2007, and changes during the six months then ended is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at January 1, 2007	11,705	$3.84
Granted	280	2.68
Exercised	—	—
Forfeited or expired	(1,246)	3.85

Outstanding at June 30, 2007	10,739	$3.81	7.04	$596	*

Vested or expected to vest at June 30, 2007	10,235	$3.83	6.94	$591	*

Exercisable at June 30, 2007	8,858	$3.94	6.63	$596	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s common stock was $1.60 per share at June 30, 2007.
The weighted average grant-date fair value of options granted during the six month periods ended June 30, 2007 and 2006 was $1.81 and $2.73, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2007 and 2006 was nil and $644,000, respectively.
A summary of the status of the Company’s nonvested stock options as of June 30, 2007 and changes during the six month period ended June 30, 2007, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Nonvested at January 1, 2007	2,458	$2.64
Granted	280	1.81
Vested	(283)	2.22
Forfeited or expired	(574)	2.09

Nonvested at June 30, 2007	1,881	$2.59

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
As of June 30, 2007, there was $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 6.2 years.
Cash received from option exercises under all share-based payment arrangements for the six month periods ended June 30, 2007 and 2006, was nil and $0.6 million, respectively.
On January 13, 2004, the Company granted its Chief Executive Officer a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share. This option was granted outside the Company’s stock plans and approved by the Company’s shareholders on May 6, 2004. The option became exercisable on December 30, 2005. As of June 30, 2007, the option remains outstanding.
On February 18, 2004, the Company granted its Chairman of the Board of Directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share. This option was granted outside the Company’s stock plans and approved by the Company’s shareholders on May 6, 2004. The option became exercisable on February 18, 2005. As of June 30, 2007, the option remains outstanding.
Restricted Stock
In March 2005, the Company granted its Chairman of the Board 100,000 shares of the Company’s restricted stock. The restricted stock vested 50% on March 7, 2006 and 50% on March 7, 2007. The Company determined the value of the stock to be $506,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock was recorded as deferred compensation and was amortized to compensation expense over the two year vesting period. In the six month periods ended June 30, 2007 and 2006, $42,000 and $125,000, respectively, was recognized as compensation expense in the Company’s results of operations related to the restricted stock.
In February 2005, the Company granted an employee 54,230 shares of the Company’s restricted stock. The restricted stock vested 30% on February 25, 2006, 30% on February 25, 2007 and will vest 40% on February 25, 2008. The Company determined the value of the stock to be $250,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In the six month periods ended June 30, 2007 and 2006, $44,000 and $37,000, respectively, was recognized as compensation expense in the Company’s results of operations related to the restricted stock.
9. Segment Information
The Company develops and deploys sensor and communication technologies that enable rapid and accurate identification, location tracking, and condition monitoring of high-value assets. The Company’s two main operating segments are: (1) Animal Applications and (2) GPS and Radio Communications. Previously, the Company combined its Corporate functions with its Animal Applications segment. Beginning April 1, 2007, Corporate has been reclassified and presented separately. Prior period results have also been reclassified for consistency.
Animal Applications—develops, manufactures, and markets electronic radio frequency and visual identification devices for the companion animal, equine, fish and wildlife, and livestock markets worldwide.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Segment Information (continued)
The Animal Applications segment’s companion pet identification system involves the insertion of a microchip with identifying information into the animal. Scanners at animal shelters, veterinary clinics and other locations can read the microchip’s unique identification number. Through the use of a database, the unique identification number identifies the animal, the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” pursuant to a multi-year exclusive license, in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. The Company has distribution agreements with a variety of other companies outside the United States to market its products.
The Animal Applications segment’s miniature electronic microchips are also used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish, once implanted, can be identified without being captured or sacrificed.
In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications segment also produces visual and electronic identification products for livestock producers. Visual identification products for livestock are typically numbered ear tags, which the Company has marketed since the 1940s. Currently, sales of visual products represent a substantial percentage of the Company’s sales to livestock producers.
In addition, the Company’s implantable radio frequency microchip was cleared by the U.S. Food and Drug Administration for medical applications in humans in the United States in October 2004. The Company has a long-term exclusive distribution and licensing agreement with VeriChip Corporation (“VeriChip”), an affiliated, majority-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the human implantable microchip, which is more fully described in Note 12.
GPS and Radio Communications—designs, manufactures and supports GPS enabled equipment. The GPS and Radio Communications segment consists of the operations of the Company’s subsidiary, Signature (90.9% owned), which is located in the United Kingdom, and includes the operations of the McMurdo business acquired in April 2007. Applications for the segment’s products include location tracking and message monitoring of marine vehicles, aircraft and people in remote locations through systems that integrate geosynchronous satellite communications and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. Signature’s businesses also include communication equipment leasing and complementary data systems that customers can use to locate and monitor their assets and alarm sounder manufacturing. Technology development in this segment includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including global positioning systems (“GPS”) and other systems).
The Corporate category includes general and administrative expenses, interest expense and income and other expenses associated with corporate activities and functions.
It is on this basis that the Company’s management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating performance as presented below.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Segment Information (continued)
The following is the selected segment data as of and for the periods ended:

				Total From
	Animal	GPS and Radio		Continuing
As of and For the Three Months Ended June 30,	Applications	Communications	Corporate	Operations
	(in thousands)
2007
Total net revenue	$11,029	$8,504	$—	$19,533
Operating loss	(504)	(510)	(656)	(1,670)
Operating loss from continuing operations before income taxes and minority interest	(560)	(562)	(1,289)	(2,411)

Segment assets from continuing operations	$77,103	$18,301	$(1,532)	$93,872

2006
Total net revenue	$8,375	$4,053	$—	$12,428
Operating loss	(718)	(218)	(610)	(1,546)
Operating loss from continuing operations before income taxes and minority interest	(743)	(229)	(576)	(1,548)

Segment assets from continuing operations	$79,180	$7,840	$10	$87,030

				Total From
	Animal	GPS and Radio		Continuing
As of and For the Six Months Ended June 30,	Applications	Communications	Corporate	Operations
	(in thousands)
2007
Total net revenue	$21,289	$13,542	$—	$34,831
Operating loss	(2,070)	(1,083)	(1,606)	(4,759)
Operating loss from continuing operations before income taxes and minority interest	(2,153)	(1,160)	(2,040)	(5,353)

Segment assets from continuing operations	$77,103	$18,301	$(1,532)	$93,872

2006
Total net revenue	$19,877	$7,870	$—	$27,747
Operating income (loss)	163	(355)	(1,488)	(1,681)
Operating income (loss) from continuing operations before income taxes and minority interest	119	(376)	(1,411)	(1,668)

Segment assets from continuing operations	$79,180	$7,840	$10	$87,030
10. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Interest paid	$232	$199
Taxes paid	55	59
Non-cash activity:
Issuance of common stock to former shareholders of DSD Holdings A/S	—	1,000
Reclass of other assets to acquisition cost	494	—
Financing of equipment through capital lease	546	352

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adoption was immaterial to the Company’s condensed consolidated results of operations and financial position and, therefore, no FIN 48 liability was recorded. In addition, the Company did not record any liability for income tax-related interest and penalties. Any future expense for income tax-related interest and penalties will be classified as a component of income taxes.
12. Related Party Activity
The Company has a Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005 and May 9, 2007, with VeriChip, a majority-owned subsidiary of Applied Digital at March 31, 2007, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the VeriChip Registry by us. The amended agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $0, $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008, 2009 and 2010, respectively, and $3,750,000 for 2011 and each year thereafter. The agreement continues until March 2014 and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The Distribution and Licensing agreement includes a license for the use of the Company’s technology in VeriChip’s identified markets. Under the Distribution and Licensing Agreement, the Company is the sole manufacturer and supplier to VeriChip. The existing terms with the Company’s sole supplier of implantable microchips, Raytheon Microelectronics España, SA, expire on June 30, 2010.
Revenue recognized under the Distribution and Licensing Agreement was $35,000 and $14,000 for the three months ended June 30, 2007 and 2006, respectively, and $39,000 and $173,000 for the six months ended June 30, 2007 and 2006, respectively. Amounts due from VeriChip as of June 30, 2007 and December 31, 2006 were $35,000 and $425,000, respectively.
13. Legal Proceedings
Digital Angel Corporation v. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.
On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, (“Crystal”), and Medical Management International, Inc. This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit seeks, among other things, an adjudication of infringement, injunctive relief, and actual and punitive damages. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting the Company’s views on the scope of the claims in the subject patent.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Legal Proceedings (continued)
Settlement Negotiations
On July 27, 2007, pursuant to the Court’s settlement conference procedures, the parties in the above described legal proceedings reached agreement on the terms of a global settlement, which settlement would, among other things, result in a dismissal of all claims with prejudice. Such final settlement is subject to execution of definitive settlement documentation and entry of appropriate orders with the Court.
14. Subsequent Events
On July 2, 2007, the Company completed the sale of its wholly-owned subsidiary, OuterLink, to Newcomb. The sale is more fully described in Note 4.
On August 8, 2007, the Company and Applied Digital entered into an Agreement and Plan of Reorganization by and among the Company, Applied Digital, and Digital Angel Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Applied Digital (the “Acquisition Subsidiary”), pursuant to which the Acquisition Subsidiary will be merged with and into us, with the Company surviving and becoming a wholly-owned subsidiary of Applied Digital (the “Merger”). Upon the consummation of the Merger, each outstanding share of our common stock not currently owned by Applied Digital will be converted into 1.4 shares of Applied Digital’s common stock. This amount represents a premium for our common stock of 21% over the closing price of our stock as of the twenty trading days ending on August 7, 2007. The acquisition will be accounted for under purchase accounting.
Effective August 6, 2007, Kevin McGrath resigned as the Company’s president, chief executive officer and director. The Company’s board of directors approved a severance payment for Mr. McGrath in the total amount of $750,000, which will result in a third quarter charge, of which $320,000 shall be payable in cash over the next twelve months in accordance with the Company’s ordinary payroll practices, less required deductions and withholdings, and $430,000 shall be payable through the issuance of 307,143 shares of restricted stock, which restrictions would lapse in one year from the date of issuance. The Company will pay all of Mr. McGrath’s accrued benefits through September 7, 2007, including unused vacation time, reimbursement of outstanding business expenses, accrued but unpaid salary or bonus amounts, and the like. In addition, the Company will reimburse Mr. McGrath the cost of COBRA contributions through September 7, 2008. In exchange for the severance payment, Mr. McGrath was required to enter into a severance agreement with the Company containing a general release and waiver and non-competition and non-solicitation provisions.
On August 6, 2007, the Company, with Board approval, appointed Barry Edelstein, as President and Chief Executive Officer. In connection with his appointment, Mr. Edelstein will receive a salary in the amount of $40,000 per month, plus incentive bonus of up to $120,000. Mr. Edelstein will also receive a grant of 100,000 stock options, exercisable at a strike price equal to the closing market price of the Company’s common stock on the American Stock Exchange as of August 6, 2007. The stock options granted shall have an exercise term of 10 years, and shall vest and become exercisable as to 10% per year for eight years, beginning on August 6, 2008, and 20% on August 6, 2016. Mr. Edelstein will be entitled to participate in such other benefits programs as are made available to the Company’s officers from time to time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto.
We consist of Digital Angel Corporation and our subsidiaries — Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing, Inc., Timely Technology Corp., Signature Industries Limited, (“Signature”) (90.9% owned subsidiary), DSD Holdings A/S and its subsidiaries Daploma International A/S (“DSD Holdings”), Daploma Polska (70% owned subsidiary), and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A. (99.58% owned subsidiary), Digital Angel do Brasil Produtos de Informatica LTDA, Digital Angel Chile S.A., Digital Angel Paraguay S.A. and Digital Angel Uruguay S.A.
Overview
We develop and deploy sensor and communication technologies that enable rapid and accurate identification, location tracking and condition monitoring of high value assets. We operate in two business segments: (1) Animal Applications and (2) GPS and Radio Communications. Previously, we combined our Corporate functions with our Animal Applications segment. Beginning April 1, 2007, Corporate has been reclassified and presented separately. Prior period results have also been reclassified for consistency.
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
GPS and Radio Communications — Designs, manufactures, and markets GPS enabled equipment used for location tracking and message monitoring of marine vehicles, aircraft and people in remote locations. The GPS and Radio Communications segment consists of the operations of our subsidiary, Signature, located in the United Kingdom, and includes the operations of the McMurdo business acquired by Signature in April 2007. Our focus is in the areas of search and rescue and locator beacons, and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of industries including the military, air and ground ambulance operators, law enforcement agencies and energy companies.
Significant Factors Affecting our Results of Operations and Financial Condition
On April 5, 2007, our subsidiary, Signature acquired certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names and associated assets.
On July 2, 2007, we completed the sale of our wholly-owned subsidiary, OuterLink to Newcomb. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the agreement, we sold all of the issued and outstanding shares of stock of OuterLink. As a result of the sale of OuterLink, its operations are included as part of our discontinued operations for all periods presented.
Recent Accounting Pronouncements
For information regarding recent and not yet adopted accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our Condensed Consolidated Financial Statements.
Revenue Recognition for the McMurdo business
Consistent with our existing policy, we recognize revenue for the McMurdo business at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligation is revenue is recognized upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. We offer a warranty on our products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.
Our Annual Report on Form 10-K for the year ended December 31, 2006 contains further information regarding other critical accounting policies.

Consolidated Results of Operations
The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying unaudited condensed consolidated statements of operations in Part I, Item 1 of this quarterly report.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	60.7	60.8	61.8	58.7

Gross profit	39.3	39.2	38.2	41.3

Selling, general and administrative expenses	39.7	45.7	43.9	41.9
Research and development expenses	8.1	5.9	8.0	5.5

Operating loss	(8.5)	(12.4)	(13.7)	(6.1)

Interest income	—	0.6	0.1	0.6
Interest expense	(3.4)	(0.9)	(2.9)	(0.7)
Change in derivative warrant liability	(0.4)	—	0.9	—
Other income	—	0.2	0.1	0.2

Loss from continuing operations before income taxes and minority interest	(12.3)	(12.5)	(15.3)	(6.0)

Income tax (provision) benefit	(0.1)	(0.1)	(0.1)	0.2
Minority interest share of loss (income)	—	(0.1)	—	(0.2)

Loss from continuing operations	(12.4)	(12.7)	(15.4)	(6.0)

Net loss from discontinued operations	(1.6)	(4.4)	(2.4)	(3.8)

Net loss	(14.0)%	(17.1)%	(17.8)%	(9.8)%

Results of Operations by Segment
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Animal Applications

	Three Months Ended June 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Total net revenue	$11,029	100.0%	$8,375	100.0%	$2,654	31.7%

Cost of sales	7,214	65.4	5,568	66.5	1,646	29.6

Gross profit	3,815	34.6	2,807	33.5	1,008	35.9

Selling, general and administrative expenses	3,642	33.0	2,798	33.4	844	30.2
Research and development expenses	677	6.1	727	8.7	(50)	(6.9)

Operating loss	$(504)	(4.5)%	$(718)	(8.6)%	$214	(29.8)

Revenues
Our Animal Applications segment’s revenue increased approximately $2.7 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was principally due to an increase in microchip sales of approximately $2.9 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. Schering-Plough, who markets the chips under the brand name Home Again, has been investing significant resources in marketing and advertising the chip. We expect orders for 2007 to exceed 4 million pet chips by year end, which is more than twice the units sold in 2006. This increase was partially offset by a decrease of electronic identification and visual product sales to livestock customers of $0.2 million. Sales to fish and wildlife customers are expected to increase in the third quarter of 2007.
Gross Profit and Gross Profit Margin
Our Animal Applications segment’s gross profit increased approximately $1.0 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The gross profit margin increased to 34.6% in the three months ended June 30, 2007 as compared to 33.5% in the three months ended June 30, 2006. We attribute the increase in gross profit and gross profit margin to increased sales in the current period.
Selling, General and Administrative Expenses
Our Animal Applications segment’s selling, general and administrative increased $0.8 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in selling, general and administrative expenses relates primarily to legal expenses of $0.5 million related to the maintenance and protection of our intellectual property as well as an increase in compensation expense associated with an increase in our sales and marketing force in the United States. Selling, general and administrative expenses as a percentage of revenue remained relatively constant for the respective periods. We have reached a tentative settlement in the lawsuit that we initiated to protect our intellectual property and, as a result, we expect that our legal expenses will decrease going forward.

Research and Development Expenses
Our Animal Applications segment’s research and development remained relatively constant in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
GPS and Radio Communications

	Three Months Ended June 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Total net revenue	$8,504	100.0%	$4,053	100.0%	$4,451	#	%

Cost of sales	4,641	54.6	1,994	49.2	2,647	#

Gross profit	3,863	45.4	2,059	50.1	1,804	87.6

Selling, general and administrative expenses	3,464	40.7	2,277	56.2	1,187	52.1
Research and development expenses	909	10.7	—	—	909	#

Operating loss	$(510)	(6.0)%	$(218)	(5.4)%	$(292)	#

# Variance not meaningful
Revenues
Our GPS and Radio Communications segment’s revenue increased approximately $4.5 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in revenue was principally due to an increase in sales of SARBE products of $0.1 million, an increase in sales of alarm products of $0.1 million, an increase in Radio Hire division sales of $0.3 million and the inclusion of $3.9 million of sales from our McMurdo division which was acquired on April 5, 2007. We believe that McMurdo will provide us with more predictable revenue in our search and rescue beacon business going forward.
Gross Profit
Our GPS and Radio Communications segment’s gross profit increased approximately $1.8 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Of this increase, $1.5 million is attributable to McMurdo, which was acquired in April 2007, and the increased SARBE and Radio Hire division sales. Second quarter gross profit margin was 45.4% in the three month period ended June 30, 2007 as compared to 50.8% in the three months ended June 30, 2006. The decrease in gross profit margin relates primarily to a shift in the mix of products in the three months ended June 30, 2007 to lower margin products from our Scotland operations as well as the addition of the McMurdo operations. Currently, we earn lower margins at our McMurdo division than we do at our existing business lines.
Selling, General and Administrative Expenses
Our GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $1.2 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase in selling, general and administrative expenses relates primarily to the addition of McMurdo which had expenses of $0.8 million in the second quarter. The remaining $0.4 million is due to an increase in compensation expense associated with the addition of new personnel and general salary increases. As a percentage of revenue, selling, general and administrative expenses decreased to 40.7% in the three months ended June 30, 2007 from 56.2% in the three months ended June 30, 2006. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increase in revenue and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.

Research and Development Expenses
Our GPS and Radio Communications segment’s research and development expenses increased approximately $0.9 million in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase was driven by the addition of McMurdo and the costs associated with the development of a new search and rescue beacon which were not included in the same period in 2006. The development of the new beacon was our first contract with a branch of the U.S. military. Previously, sales of our location beacons have been to foreign governments. Revenue from the contract, totaling approximately $0.9 million, is expected to be earned in the three months ended September 30, 2007, when we deliver to the U.S. Air Force a replacement for its current URT 33 search and rescue beacon.
Corporate

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except percentages)

Total net revenue	$—	$—	$—	—%

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	656	610	46	7.5
Research and development expenses	—	—	—	—

Operating loss	$(656)	$(610)	$(46)	7.5

Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses remained relatively constant for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.
Consolidated
Net Loss from Continuing Operations
Our net loss from continuing operations increased $0.8 million to $2.4 million for the three months ended June 30, 2007 compared to a loss of $1.6 million for the three months ended June 30, 2006. These results were primarily driven by the increase in legal expenses related to the maintenance and protection of our intellectual property, the increase in research and development expenses at Signature as well as an increase in interest expense.
Interest Expense
Interest expense was $674,000 and $111,000 for the three months ended June 30, 2007 and 2006, respectively. The increase in interest expense relates primarily to interest, discount amortization and deferred debt cost amortization associated with our 10.25% senior secured debenture (“debenture”) and invoice funding facility.
Derivative Warrant Liability
Expense recognized from the change in the derivative warrant liability was $105,000 for the three months ended June 30, 2007. The expense is attributed to the change in the fair value of the warrant liability associated with the warrants issued in connection with the debenture and subsequent amendment. As the warrant contains certain anti-dilution provisions, we have accounted for the fair value of the warrant as a liability. At each balance sheet date, the warrant fair value is revalued using the Black-Scholes valuation model with changes in value recorded in the statement of operations as income or expense.

Income Taxes
We had income tax expense of $13,000 for the three months ended June 30, 2007 compared to $11,000 in the same period of 2006 related to foreign income in our Poland subsidiary. We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to our current tax position, we have recorded a valuation allowance to fully reserve our net deferred tax asset.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Animal Applications

	Six Months Ended June 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Total net revenue	$21,289	100.0%	$19,878	100.0%	$1,411	7.1%

Cost of sales	14,500	68.1	12,420	62.5	2,080	16.7

Gross profit	6,789	31.9	7,458	37.5	(669)	(9.0)

Selling, general and administrative expenses	7,580	35.6	5,772	29.0	1,808	31.3
Research and development expenses	1,279	6.0	1,521	7.7	(242)	(15.9)

Operating loss	$(2,070)	(9.7)%	$163	0.8%	$(2,234)	#

# Variance not meaningful
Revenues
Our Animal Applications segment’s revenue increased approximately $1.4 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was principally due to the aforementioned increase in microchip sales of approximately $3.0 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet, implantable microchips. Partially offsetting the increase was a decrease of electronic identification and visual product sales to livestock customers of $1.0 million. This decrease was the result of a decrease in demand as U.S. livestock owners delayed entry of their cattle into the feed lots due to a rise in feed costs associated with drought conditions and to the use of corn to make ethanol products. We also experienced a decrease in sales to fish and wildlife customers of $0.5 million and a decrease in sales to VeriChip of $0.1 million.
Gross Profit and Gross Profit Margin
Our Animal Applications segment’s gross profit decreased approximately $0.7 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The gross margin was 31.9% in the six months ended June 30, 2007 compared to 37.5% in the six months ended June 30, 2006. We attribute the decrease in gross profit margin in the six months ended June 30, 2007 to a decrease in high margin engineering service revenue, a decrease in the average sales price for companion pet products shipped in the United States, higher material and freight costs associated with fulfilling demand for companion pet products in the United States, warranty costs for e-tags shipped to Canada and increased overhead costs related to the startup of molding operations in our St. Paul facility. A significant portion of these additional costs were incurred during the first quarter of 2007.

Selling, General and Administrative Expenses
Our Animal Applications segment’s selling, general and administrative expenses increased approximately $1.8 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was attributable to an increase of $1.2 million in legal expenses related to the maintenance and protection of our intellectual property, an increase of $0.3 million related to salary expense for the addition of new personnel as well as general salary increases and severance payments, and an increase of $0.3 million for consulting and other fees. Selling, general and administrative expenses as a percentage of revenue increased to 35.6% from 29.0% in the same respective periods as a result of the increase in expenses. We have reached a tentative settlement in the lawsuit that we initiated to protect our intellectual property and, as a result, we expect that our legal expenses will decrease going forward.
Research and Development Expenses
Our Animal Applications segment’s research and development expenses decreased approximately $0.2 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
GPS and Radio Communications

	Six Months Ended June 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Total net revenue	$13,542	100.0%	$7,870	100.0%	$5,672	72.1%

Cost of sales	7,009	51.8	3,855	49.0	3,154	81.8

Gross profit	6,533	48.2	4,015	51.0	2,518	62.7

Selling, general and administrative expenses	6,091	45.0	4,370	55.5	1,721	39.4
Research and development expenses	1,525	11.2	—	—	1,525	#

Operating loss	$(1,083)	(8.0)%	$(355)	(4.5)%	$(728)	#

# Variance not meaningful
Revenues
Our GPS and Radio Communications segment’s revenue increased approximately $5.7 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in revenue was due to an increase in sales of SARBE product’s of $0.8 million, an increase in sales of alarm products of $0.4 million, an increase in Radio Hire division sales of $0.6 million and the inclusion of $3.9 million of sales from our McMurdo division, which was acquired on April 5, 2007.
Gross Profit
Our GPS and Radio Communications segment’s gross profit increased approximately $2.5 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in gross profit relates to the previously mentioned increase in sales from our existing businesses and the inclusion of approximately $1.5 million of gross profit from McMurdo. The gross profit margin decreased to 48.2% in the six months ended June 30, 2007 compared to 51.0% in the six months ended June 30, 2006. The decrease in gross profit margin relates to the product mix. Currently we earn lower margins at our McMurdo division than we do for our existing business lines.

Selling, General and Administrative Expenses
Our GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $1.7 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Excluding the $0.8 million of expenses related to McMurdo, the remaining increase is due primarily to an increase in exhibition and advertising expenses as well as an increase in compensation expense associated with the addition of new personnel and general salary increases. As a percentage of revenue, selling, general and administrative expenses decreased to 43.2% in the six months ended June 30, 2007 from 53.2% in the six months ended June 30, 2006. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increase in sale and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.
Research and Development Expenses
Our GPS and Radio Communications segment’s research and development expenses increased approximately $1.5 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was driven by the addition of $1.2 million of development costs for the development of a new search and rescue beacon, which were not included in the same period in 2006. The development of the new pilot location beacon is more fully discussed about in the comparison of our GPS and Radio Communications segment’s results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. In addition, we incurred approximately $0.3 million in research and development expense related to the acquisition of McMurdo, which was acquired on April 5, 2007.
Corporate

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except percentages)

Total net revenue	$—	$—	$—	—%

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,606	1,489	117	7.9
Research and development expenses	—	—	—	—

Operating loss	$(1,606)	$(1,489)	$(117)	7.9

Selling, General and Administrative Expense
Our Corporate segment’s selling, general and administrative expenses increased approximately $0.1 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily attributable to general salary increases as well as other miscellaneous expenses.
Consolidated
Net Loss from Continuing Operations
Our net loss from continuing operations increased $3.7 million to $5.4 million for the six months ended June 30, 2007 compared to a loss of $1.7 million for the six months ended June 30, 2006. These results were primarily driven by the decrease in the Animal Applications gross margin percentage in the first quarter of 2007, accompanied by increased legal fees associated with the maintenance and protection of our intellectual property, primarily driven by the Datamars litigation, increase in research and development expenses at Signature and an increase in interest expense offset slightly by income from the reduction in the derivative warrant liability associated with the debentures. The proceeds from the debentures were used primarily to fund the McMurdo acquisition.

Interest Expense
Interest expense was $998,000 and $206,000 for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense relates primarily to interest, discount amortization and deferred debt cost amortization associated with our debenture as well as interest related to our invoice funding facility. The proceeds of the debenture were used primarily to fund the McMurdo acquisition.
Derivative Warrant Liability
Income from the reduction in the derivative warrant liability was $296,000 for the six months ended June 30, 2007. This reduction is attributed to the change in the fair value of the warrant liability associated with the warrants issued in connection with the debenture and subsequent amendment. As the warrant contains certain anti-dilution provisions, we have accounted for the fair value of the warrant as a liability. At each balance sheet date, the warrant fair value is revalued using the Black-Scholes valuation model with changes in value recorded in the statement of operations as income or expense.
Income Taxes
We had income tax expense of $38,000 for the six months ended June 30, 2007 versus an income tax benefit of $73,000 in the same period of 2006 related to our foreign operations. We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to our current tax position, we have recorded a valuation allowance to fully reserve our net deferred tax asset.
Liquidity and Capital Resources From Continuing Operations
Our principal use of liquidity is for operating cash requirements, capital needs, and acquisitions. Our primary sources of liquidity have been from operating cash flow and proceeds from investing and financing activities. We expect to generate cash from operations and from financing activities in amounts sufficient to fund the operations of our business over the next twelve months.
Cash Flows
At June 30, 2007, cash totaled $1.0 million as compared to $1.5 million at December 31, 2006. During the six months ended June 30, 2007, $0.4 million of net cash was provided by operating activities, compared to net cash used in operating activities of $1.8 million in the same period in 2006.
In 2007, the cash provided by operating activities was due primarily to an increase in accounts payable and accrued expenses of $6.3 million due to an increase in payables in connection with increased manufacturing activity as well as $2.9 million associated with the McMurdo operations offset by an increase in inventory of $1.1 million as a result of a build up of purchased components for e-tag inventories and an increase in accounts receivable of $1.1 million primarily due to the McMurdo purchase price adjustment. Non-cash charges of $0.5 million for equity based compensation and $1.2 million for depreciation and amortization along with income of $0.3 million for a reduction in derivative warrant liability were included in the six months ended June 30, 2007 net loss of $6.2 million.
Net cash used in investing activities totaled $5.5 million in the six months ended June 30, 2007 compared to net cash used in investing activities of $1.6 million in the same period in 2006. The principal uses of cash from investing activities in the six months ended June 30, 2007 were payments for acquisition costs of $4.7 million and property and equipment expenditures of $0.9 million.
Net cash provided by financing activities totaled $4.5 million in the six months ended June 30, 2007 compared to net cash provided by financing activities of $0.5 million in the same period in 2006. In the six months ended June 30, 2007, cash provided by financing activities consisted of proceeds of $6.0 million from the issuance of the debenture partially offset by payments on notes payable and long-term debt of $0.8 million and payments for financing costs of $0.7 million. In the same period in 2006, cash provided by financing activities consisted of proceeds from the exercise of options and warrants of $0.6 million.

Financing and Liquidity
In the six months ended June 30, 2007, we obtained approximately $5.9 million in cash and increased our total amount of debt from $8.2 million as of December 31, 2006 to $14.1 million as of June 30, 2007. The primary reason for the increase in debt relates to the issuance of our debenture in February 2007. The proceeds from the debenture were used primarily to fund the acquisition of McMurdo, which was acquired in April, 2007. The $14.1 million of debt outstanding at June 30, 2007 is comprised of the following (in thousands):

June 30,
2007
Mortgage notes payable-Animal Applications and Corporate facilities	$2,197
Line of Credit — DSD Holdings	3,067
Equipment Loans / Notes Payable — DSD Holdings	1,299
Capital lease obligations	1,565
10.25% Senior Secured Debenture	6,000

$14,128

Equipment Loans-DSD Holdings
DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.3 million ($46,000 at June 30, 2007) are payable monthly. Payments are due through July 2010. The interest rate on the loans is variable and range from 6.0% to 7.8% as of June 30, 2007.
Line of Credit-DSD Holdings
DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately $2.2 million at June 30, 2007) to DKK 18 million (approximately $3.3 million at June 30, 2007). In connection with the amendment, we executed a Letter of Support which confirms that we shall maintain our holding of 100% of the share capital of Daploma, and that we shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At June 30, 2007, the annual interest rate on the facility was 6.5%. Borrowing availability under the credit facility considers guarantees outstanding. At June 30, 2007, the borrowing availability on the credit agreement was DKK 0.9 million (approximately $167,000 at June 30, 2007). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Note Payable-DSD Holdings
As of June 30, 2007, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($55,000 at June 30, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.5% at June 30, 2007.
Invoice Discounting Agreement
On April 9, 2003, Signature entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2,000,000 (approximately $4.0 million at June 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (5.75% at June 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $33,000 and $57,000 are included in interest expense for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, $1.5 million of receivables were financed under the RBS Invoice Discounting Agreement.

Revolving invoice funding facility
On March 23, 2007, the Company entered into a revolving invoice funding facility (“Greater Bay facility”) with Greater Bay Business Funding, a division of Greater Bay Bank N.A (“Greater Bay”). The Greater Bay facility provides that the Company sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of Digital Angel Technology Corporation. Under the Greater Bay facility, Greater Bay advances 80% of the eligible receivables, as defined, not to exceed a maximum of $5,000,000 at any given time. Greater Bay pays the remainder of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank N.A. prime rate (8.25% at June 30, 2007) plus 3.00%. The Greater Bay facility has an initial term of 12 months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to the Company’s accounts receivable. As of June 30, 2007, $2.1 million of receivables were financed under the Greater Bay facility.
10.25% Senior Secured Debenture
On February 6, 2007, we entered into a Securities Purchase Agreement pursuant to which we sold a debenture in the original principal amount of $6,000,000 and a five-year warrant to purchase 699,600 shares of the our common stock at a per share exercise price of $2.973. The proceeds of the debenture were used primarily to fund the acquisition of McMurdo, which is more fully described in Note 3.
In connection with the debenture, we and our direct subsidiaries entered into the Security Agreement, whereby the Investors were granted a security interest in certain assets and properties of Digital Angel and our direct subsidiaries. In addition, our direct subsidiaries entered into a subsidiary guarantee, under which the subsidiaries guaranteed our obligations.
On June 28, 2007, we, in connection with or planned sale of OuterLink, entered into amendments of (a) the Securities Purchase Agreement and (b) the Registration Rights Agreement between and the Investors, and (2) the Investors delivered a waiver letter to waiving certain of their rights under the Subsidiary Guaranty executed by OuterLink in favor of the Investors and the Security Agreement executed by Digital Angel and OuterLink in favor of the Investors (collectively, the amendments and the waiver letter are referred to as the “OuterLink Amendments”).
Pursuant to the terms of the OuterLink Amendments, the Investors (1) consented to the sale of OuterLink, (2) waived all existing defaults, if any, under Section 4.10(b) of the Purchase Agreement, (3) released the outstanding shares of OuterLink owned by Digital Angel from the pledge and security interest granted to the Investors and (4) released OuterLink from its obligations arising under the Subsidiary Guaranty. In addition, the parties agreed to extend the registration deadline provided in the Registration Rights Agreement to October 1, 2007. As consideration, we exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701.
The warrants contain certain anti-dilution provisions and, accordingly, the Company has accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 699,600 five-year warrants, as calculated using the Black-Scholes valuation model, was $1,253,000 using the following assumptions: volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and is being amortized to interest expense over the life of the debenture. The warrant fair value is revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded in the condensed consolidated statement of operations as income or expense. At June 30, 2007, the warrant derivative fair value for the 841,000 seven-year warrants then outstanding was $958,000 using the following assumptions: volatility of 73.91%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 7 years. Approximately $105,000 of expense and approximately $296,000 of income is included in the condensed consolidated statement of operations for the three and six months ended June 30, 2007, respectively, as a result of the changes in the fair value of the warrant.
The debenture was originally scheduled to mature on February 6, 2010, but the Company, at its option, had the right to prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. The Company was obligated to make monthly payments of principal plus accrued, but unpaid interest (including default interest, if any) beginning on September 4, 2007. On June 28, 2007, the Company delivered its sixty-day prepayment notice to the Investors pursuant to Section 4 of the debenture(s). Pursuant to the terms of the debenture, the Company is required to pay 102% of the outstanding principal amount of the debenture on the date of its repayment plus all accrued and unpaid interest. Based on the Company’s election to prepay the debenture, the Company will be required to write off $1.5 million of deferred financing costs and debt discount in the third quarter of 2007.
As long as the debenture is outstanding, we and our subsidiary, Signature, are required to comply with certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that exist at each entity and on a combined basis. As of June 30, 2007, we and our subsidiary, Signature, were in compliance with each of the financial covenants. A breach of any of these covenants, after notice from the lender and if not remedied within the specified period, could result in an event of default. Upon the occurrence of any default, the debenture lenders can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. Furthermore, if such an event of default or a change of control occurs, the holder(s) has the right to require us to redeem the debenture for a cash amount equal to 110% of the outstanding principal plus interest.
On June 28, 2007, we delivered a sixty-day prepayment notice to the Investors and pursuant to the terms of the debenture, we will be required to pay 102% of the outstanding principal amount of the debenture upon termination plus all accrued and unpaid interest. We will be required to generate funds to repay the debentures through a combination of operating cash flow, borrowings under our existing invoice discounting agreement and other financing arrangements and/or third party financings. Our historical sources of liquidity have included proceeds from the sale of common stock, proceeds from the issuance of debt, proceeds from the sale of one of our businesses, proceeds from the sale of shares of Applied Digital’s common stock under share exchange agreements, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through private placements or public offerings of debt or equity securities and proceeds from the sale of additional businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. Therefore, our failure to generate funds through additional financings may result in our inability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations and sales in various regions of the world. See Item 1, Business-Financial Information About Geographic Areas in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.
We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.
Our primary market risk exposure relates to our ability to refinance our debenture, at market rates, and our ability to meet financial covenants. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.
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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our expectations that orders for our companion pet implantable microchips will exceed 4 million chips by year end;

•	our expectations relating to increased sales to fish and wildlife customers in the third quarter of 2007;

•	our belief that McMurdo will provide us with more predictable revenue in our search and rescue beacon business going forward;

•	our expectations regarding the amounts, taxability and timing of the gain on the sale of OuterLink;

•	our expectations regarding the timing of finalizing the purchase price allocation for the McMurdo transaction;

•	our expectations regarding the amount and timing of a write off of deferred financing costs and debt discount in connection with the debenture;

•	our expectations regarding the amount and timing of revenue to be earned from our contract with the U.S. Air Force regarding the replacement of the URT33 beacon;

•	our expectations that our legal expenses will decrease going forward;

•	our expectation regarding the weighted average period over which the total unrecognized compensation cost related to nonvested share-based compensation will be recognized;

•	our expectations regarding the effect of the adoption of certain Accounting Standards;

•	our intent to classify any future expense for income tax-related interest and penalties as a component of income taxes; and

•	our expectations regarding the principal uses and sources of liquidity and our ability to generate sufficient cash from operations to fund our business over the next 12 months.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the risk factors set forth in our annual and quarterly reports and the following:
•	our ability to successfully implement our business strategy;

•	our ability to generate cash from operations and financing activities in amounts sufficient to fund our operations over the next twelve months and continue as a going concern;

•	our ability to consummate the merger transaction with Applied Digital and fund the costs associated with the transaction;

•	our ability to successfully integrate the assets acquired in the McMurdo acquisition and realize the anticipated savings;

•	our ability to comply with the financial covenants in our debenture and the obligations in the registration rights agreements;

•	the impact of Applied Digital’s voting control over us;

•	conflicts of interest among Applied Digital, VeriChip and us;

•	our reliance on a single source supplier for our implantable microchip;

•	our expectation that we will continue to incur consolidated operating losses for the foreseeable future;

•	our ability to compete as our competitors improve the performance of and support for their new products, and as they introduce new products, technologies or services;

•	our ability to fund the severance payments and benefits due to Mr. McGrath;

•	our reliance on government contractors;

•	the negative impact of the expiration of patents in 2008 and 2009 relating to the implantable microchip technology;

•	our ability to successfully defend against infringements of our patents;

•	our ability to comply with current and future regulations relating to our businesses;

•	the impact of technological obsolescence;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the impact of new accounting pronouncements; and

•	our ability to maintain proper and effective internal accounting and financial controls.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rules 13a — 15(e) and 15d — 15(e), as of June 30, 2007. Based on its review and evaluation, our management, CEO and Acting CFO, have concluded that our disclosure controls and procedures are effective as of June 30, 2007.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 13 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 28, 2007, we exchanged 699,600 of existing five-year warrants, which were initially issued in connection with the issuance of our debenture for 841,000 newly issued seven-year warrants with an exercise price to $1.701. The notes were exchanged with Imperium Master Fund, Ltd. and Gemini Master Fund, Ltd., the holders of the existing warrants. The holders did not pay any cash consideration in connection with such exchange. The warrants were exchanged in reliance of Section 3(a)(9) of the Securities Act of 1933, as amended.
ITEM 5. OTHER INFORMATION
Appointment of Barry Edelstein as President and Chief Executive Officer to Replace Kevin McGrath
Effective August 6, 2007, Kevin McGrath resigned as our president, chief executive officer and director. Our board of directors approved a severance payment for Mr. McGrath in the total amount of $750,000, which will result in a third quarter charge, of which $320,000 shall be payable in cash over the next twelve months in accordance with our ordinary payroll practices, less required deductions and withholdings, and $430,000 shall be payable through the issuance of 307,143 shares of restricted stock, which restrictions would lapse in one year from the date of issuance. The number of shares of restricted stock was determined by dividing $430,000 by the closing price of our common stock at the close of business on August 8, 2007. We will pay all of Mr. McGrath’s accrued benefits through September 7, 2007, including unused vacation time, reimbursement of outstanding business expenses, accrued but unpaid salary or bonus amounts, and the like. In addition, we will reimburse Mr. McGrath the cost of COBRA contributions through September 7, 2008. In exchange for the severance payment, Mr. McGrath was required to enter into a severance agreement with us containing a general release and waiver and non-competition and non-solicitation provisions.
On August 6, 2007, we, with Board approval, appointed Barry Edelstein, as President and Chief Executive Officer. In connection with his appointment, Mr. Edelstein will receive a salary in the amount of $40,000 per month, plus incentive bonus of up to $120,000. Mr. Edelstein will also receive a grant of 100,000 stock options, exercisable at a strike price equal to the closing market price of our common stock on the American Stock Exchange as of August 6, 2007. The stock options granted shall have an exercise term of 10 years, and shall vest and become exercisable as to 10% per year for eight years, beginning on August 6, 2008, and 20% on August 6, 2016. Mr. Edelstein will be entitled to participate in such other benefits programs as are made available to our officers from time to time.
Mr. Edelstein, 44, has been a Director of Digital Angel since June 2005. Mr. Edelstein has served as President and Chief Executive Officer of ScentSational Technologies, Inc. since January 2003. From 2000 to 2002, Mr. Edelstein was Vice President, Sales and Sales Operations for Comcast Business Communications Inc. where he managed the integration of Comcast Telecommunications Inc. with two other subsidiaries and led a team that oversaw the sales, marketing, customer care, billing operations and supplier management function of the company. From 1997 to 2000, he was Vice President, Sales and Marketing for Comcast Telecommunications Inc., a provider of long distance, internet and private network services in the mid-Atlantic region of the U.S. From 1992 to 1997, he was President and Founding Principal of GlobalCom Telecommunications, a regional reseller of long distance, private network and internet services which was sold to Comcast in June 1997. Prior to that, he was an associate at Rubin, Shapiro & Wiese, a Philadelphia law firm specializing in real estate and corporate commercial litigation. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law, Wilmington, Delaware.
Mr. Edelstein has not been involved in any related party transactions with our company and there are no other arrangements or understandings between Mr. Edelstein and any other person pursuant to which he was selected as an officer.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

10.29†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 by and between Digital Angel Corporation and VeriChip Corporation

10.30	Letter Agreement dated August 6, 2007 by and between Digital Angel Corporation and Kevin N. McGrath

31.1	Certification of the Chief Executive Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: August 10, 2007	By:	/s/ Barry M. Edelstein
		Name:	Barry M. Edelstein
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Vice President, Treasurer and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.29†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 by and between Digital Angel Corporation and VeriChip Corporation

10.30	Letter Agreement dated August 6, 2007 by and between Digital Angel Corporation and Kevin N. McGrath

31.1	Certification of the Chief Executive Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities Exchange Commission.