Form 10-Q
period 2007-09-30
DIGITAL ANGEL CORP
filed 2007-11-14
CIK 771252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as or the latest practicable date:

Class	Outstanding at November 5, 2007
Common Stock, $.005 par value per share	45,894,933 shares

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets (Note 6)
Current assets
Cash	$1,461	$1,521
Restricted cash	137	81
Accounts receivable, net of allowance for doubtful accounts of $184 and $203 at September 30, 2007 and December 31, 2006, respectively	12,531	9,609
Accounts receivable from VeriChip Corporation	—	425
Inventories	14,232	9,897
Other current assets	1,929	2,016
Current assets from discontinued operations	—	2,335

Total current assets	30,290	25,884

Property and equipment, net	11,615	9,985
Goodwill	53,335	51,244
Other intangible assets, net	1,568	1,633
Other assets, net	548	619
Other assets from discontinued operations	—	531

Total Assets	$97,356	$89,896

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit and current maturities of long-term debt	$8,063	$4,127
Note payable with Applied Digital Solutions, Inc.	1,167	—
Accounts payable	9,388	6,024
Due to Applied Digital Solutions, Inc.	137	11
Accrued expenses and other current liabilities	4,088	2,793
Current liabilities from discontinued operations	—	2,448

Total current liabilities	22,843	15,403

Long-term debt	3,837	4,036
Note payable with Applied Digital Solutions, Inc.	4,405	—

Other long-term liabilities
Derivative warrant liability	717	—
Other long-term liabilities	363	386
Other liabilities from discontinued operations	—	1,060

Total other long-term liabilities	1,080	1,446

Total Liabilities	32,165	20,885

Minority interest	473	465

Stockholders’ equity
Preferred stock ($1.75 par value; shares authorized, 1,000; shares issued and outstanding, nil)	—	—
Common stock ($0.005 par value; shares authorized, 95,000; shares issued, 46,248 and 44,894; shares outstanding, 45,870 and 44,516)	231	226
Additional paid-in capital	218,153	214,509
Accumulated deficit	(152,564)	(144,753)
Treasury stock (carried at cost, 378 common and preferred shares)	(1,582)	(1,580)
Accumulated other comprehensive income	480	144

Total Stockholders’ Equity	64,718	68,546

Total Liabilities and Stockholders’ Equity	$97,356	$89,896

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue	$20,335	$12,400	$55,166	$40,147

Cost of sales	12,096	7,150	33,605	23,425

Gross profit	8,239	5,250	21,561	16,722

Selling, general and administrative expenses	8,517	5,633	23,568	17,264
Research and development expenses	830	765	3,634	2,287
Merger expenses	560	—	786	—

Operating loss	(1,668)	(1,148)	(6,427)	(2,829)

Interest income	8	64	53	238
Interest expense	(2,295)	(117)	(3,293)	(323)
Change in derivative warrant liability	241	—	537	—
Other income	858	27	921	72

Loss from continuing operations before income taxes and minority interest	(2,856)	(1,174)	(8,209)	(2,842)

Income tax (provision) benefit	(359)	(4)	(397)	68
Minority interest share of income	(92)	(2)	(77)	(59)

Net loss from continuing operations	(3,307)	(1,180)	(8,683)	(2,833)

Income (loss) from discontinued operations, including gain on sale of $1,705 on July 2, 2007	1,705	(255)	872	(1,312)

Net loss	$(1,602)	$(1,435)	$(7,811)	$(4,145)

Earnings per common share — basic and diluted
Loss from continuing operations	$(0.08)	$(0.02)	$(0.19)	$(0.06)
Income (loss) from discontinued operations	0.04	(0.01)	0.02	(0.03)

Net loss	$(0.04)	$(0.03)	$(0.17)	$(0.09)

Weighted average common shares outstanding — basic and diluted	45,023	44,516	44,701	44,238
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2007
(in thousands)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Stock	Income	Equity

Balance, December 31, 2006	—	$—	44,894	$226	$214,509	$(144,753)	$(1,580)	$144	$68,546

Net loss	—	—	—	—	—	(7,811)	—	—	(7,811)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	336	336

Total comprehensive loss									(7,475)

Issuance of stock to Applied Digital Solutions, Inc.	—	—	921	4	1,424	—	—	—	1,428
Issuance of warrants	—	—	—	—	1,044	—	—	—	1,044
Compensation expense	—	—	433	1	1,176	—	—	—	1,177
Repurchase of preferred stock	—	—	—	—	—	—	(2)	—	(2)

Balance, September 30, 2007	—	$—	46,248	$231	$218,153	$(152,564)	$(1,582)	$480	$64,718

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(7,811)	$(4,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,177	566
Depreciation and amortization	1,801	1,436
Amortization of debt discount and financing costs	2,048	—
Change in derivative warrant liability	(537)	—
Minority interest	77	59
Loss on disposal of equipment	6	6
(Income) loss from discontinued operations	(872)	1,311
Change in assets and liabilities:
(Increase) decrease in restricted cash	(57)	187
(Increase) decrease in accounts receivable	(2,677)	2,356
Decrease (increase) in accounts receivable from VeriChip Corporation	425	(31)
Increase in inventories	(1,777)	(1,811)
Increase (decrease) increase in other current assets	97	(714)
Decrease in deferred tax liability	(18)	(15)
Increase (decrease) in accounts payable and accrued expenses	4,657	(3,338)
Net cash (used in) provided by discontinued operations	(258)	240

Net Cash Used in Operating Activities	(3,719)	(3,894)

Cash Flows From Investing Activities
Decrease in other assets	10	139
Payments for property and equipment	(1,549)	(1,767)
Net cash paid for acquisition	(4,277)	(1,000)
Net cash provided by (used in) discontinued operations	258	(264)

Net Cash Used in Investing Activities	(5,558)	(2,891)

Cash Flows From Financing Activities
Borrowings on line of credit	12,363	3,512
Payments on line of credit	(7,848)	(2,678)
Borrowings on debt	6,022	—
Payments on notes payable and long-term debt	(7,036)	(579)
Borrowings on note payable with Applied Digital Solutions, Inc.	7,000	—
Exercise of stock options and warrants	—	559
Payments of dividends to minority shareholder in subsidiary	(106)	(140)
Payments for financing costs	(1,205)	—
Purchase of treasury stock	(2)	—

Net Cash Provided by Financing Activities	9,188	673

Effect of Exchange Rate Changes on Cash	29	25

Net Decrease In Cash	(60)	(6,087)

Cash — Beginning of Period	1,521	9,949

Cash — End of Period	$1,461	$3,862

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Digital Angel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the 2006 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).
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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the business of developing and bringing to market proprietary technology used to identify, locate and monitor people, animals and objects. The Company operates in two business segments: Animal Applications and GPS and Radio Communications, which are discussed further in Note 10.
As of September 30, 2007, Applied Digital Solutions, Inc. (“Applied Digital”) owned 25,495,190 shares or approximately 56% of the Company’s common stock.
On April 5, 2007, the Company acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”), and manufacturer of emergency location beacons. Pursuant to the agreement, Signature Industries Limited (“Signature”), the Company’s London based subsidiary operating in the GPS and Radio Communication business segment, acquired certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. For further discussion of the acquisition see Note 4.
On July 2, 2007, the Company completed the sale of its wholly-owned subsidiary, OuterLink Corporation (“OuterLink”) to Newcomb Communications, Inc. (“Newcomb”). OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the agreement, the Company sold all of the issued and outstanding shares of stock of OuterLink. As a result, its operations are included as part of the Company’s discontinued operations for all periods presented. For further discussion of the sale see Note 5.
2. Merger Agreement
On August 8, 2007, the Company, Applied Digital, and Digital Angel Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Applied Digital entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which Digital Angel Acquisition Corp. will be merged with and into the Company, with the Company surviving and becoming a wholly-owned subsidiary of Applied Digital (the “Merger”). Each of the boards of directors of the Company and Applied Digital unanimously approved the Merger Agreement but the consummation of the Merger remains subject to customary conditions, including the approval of the issuance of shares in connection with the Merger by the stockholders of Applied Digital and approval of the Merger Agreement by a majority of the stockholders of the Company and by a majority of the minority stockholders of the Company. A special meeting of stockholders of Applied Digital and a special and annual meeting of the Company’s stockholders are scheduled to be held on November 27, 2007 to approve the Merger. Upon consummation of the Merger, each outstanding share of the Company’s common stock not currently owned by Applied Digital (or its affiliates) will be converted into 1.4 shares of common stock of Applied Digital. The shares of Applied Digital common stock to be issued to the Company’s stockholders in connection with the Merger are expected to represent approximately 28.7% of the outstanding shares of Applied Digital’s common stock immediately following the

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Merger Agreement (continued)
consummation of the Merger, based on the number of shares of Applied Digital and Digital Angel common stock outstanding on November 5, 2007. In addition, each of the Company’s stock options and warrants existing on the effective date of the Merger will be assumed by Applied Digital. This amount represents a value for the Company’s common stock of $.005 par value per share, representing a premium of approximately 21% over the average closing price of the Company’s and Applied Digital’s stock as of the previous twenty trading days ending on August 7, 2007.
3. Recent and Not Yet Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is currently assessing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on the Company’s results of operations or financial position.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The initial adoption did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has not yet determined the impact that this requirement will have on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115,” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing SFAS 159 and has not yet determined the impact that the adoption of SFAS 159 will have on the Company’s results of operations or financial position.
In June 2007, FASB issued Emerging Issues Task Force (“EITF”) issued Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. This issue is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company is currently assessing EITF 07-3 and has not yet determined the impact that the adoption of EITF 07-3 will have on the Company’s results of operations or financial position.
4. Acquisition
In April 2007, the Company, through its wholly-owned subsidiary Signature, acquired certain assets and customer contracts of McMurdo, a United Kingdom based subsidiary of Chemring and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden the Company’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to the Company’s revenue base.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Acquisition (continued)
Pursuant to the Asset Sale and Purchase Agreement (the “Agreement”) entered into in December 2006, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility, which Signature has a license to occupy for a period of nine months from the Completion Date (as defined in the Agreement). Signature is currently in the process of formalizing a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Agreement, Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, the Company guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. The Company paid consideration of approximately $4.7 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and net of a purchase price adjustment of $0.9 million paid by Chemring in July 2007, and will make one additional purchase price payment of up to $3.0 million during the fourth quarter of 2007. The purchase price payment will be determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007 and payable when the parties finalize a statement of the sales. We expect to pay approximately $2.2 million in additional purchase price consideration as McMurdo’s revenue is expected to exceed the threshold.
The estimated fair values of assets acquired are as follows:

April 5, 2007
(in thousands)

Inventory	$592
Fixed assets	2,178
Goodwill and other intangibles	1,972

Total assets acquired	$4,742

The required purchase accounting adjustments, including the allocation of the purchase price based on the fair values of the assets acquired, have been made based upon preliminary valuations which are still in review and are subject to change. Based upon the Company’s final valuation and review, it may determine that additional tangible assets exist or that their estimated useful lives require revision. The Company anticipates that it will finalize the purchase price allocation within the next several months. Any adjustments to the purchase price allocation will be recorded as an increase or decrease in goodwill. In addition, the purchase price payment of approximately $2.2 million that we anticipate paying in the fourth quarter of 2007 is expected to be recorded as additional goodwill or other intangible assets.
The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements reflect the results of operations of McMurdo from the date of acquisition. Unaudited pro forma results of operations for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2007 and 2006, respectively, and revenue is presented in accordance with the Company’s accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro Forma for the	Pro Forma for the	Pro Forma for the
	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited, in thousands)

Net operating revenue	$15,707	$59,344	$48,892
Net loss from continuing operations	(1,439)	(8,339)	(4,026)
Net loss from continuing operations per common share — basic and diluted	(0.03)	(0.19)	(0.09)

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Discontinued Operations
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
In June 2007, in connection with the Company’s planned sale of OuterLink, the Company entered into an amendment of the Securities Purchase Agreement and the Registration Rights Agreement between the Company and Imperium Master Fund, Ltd. (“Imperium”) and Gemini Master Fund, Ltd. (“Gemini,” and together with Imperium, the “Investors”) and received a waiver letter from the Investors waiving certain of their rights under the Subsidiary Guaranty executed by OuterLink in favor of the Investors and the Security Agreement executed by the Company and OuterLink in favor of the Investors (collectively, the amendments and the waiver letter, the “OuterLink Amendments”). Pursuant to the terms of the OuterLink Amendments, the Investors consented to the sale of OuterLink, waived all existing defaults, if any, released the outstanding shares of OuterLink owned by the Company from the pledge and security interest granted to the Investors, and released OuterLink from its obligations arising under the Subsidiary Guaranty. As consideration, the Company exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701. The warrants are more fully discussed in Note 6.
As a result of the sale of OuterLink, its operations are included as part of the Company’s discontinued operations for all periods presented. The following discloses the operating income (losses) from discontinued operations for the three and nine months ended September 30, 2007 and 2006, attributable to OuterLink:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)		(unaudited, in thousands)

Revenue	$—	$791	$1,417	$1,822

Cost of sales	—	401	853	1,066

Gross profit	—	390	564	756

Selling, general and administrative expenses	—	313	730	916
Research and development expenses	—	332	667	1,152
Interest income	—	—	—	(2)
Gain on sale	1,705	—	1,705	—

Income (loss) from discontinued operations	$1,705	$(255)	$872	$(1,312)

Earnings per common share — basic and diluted:
Income (loss) from discontinued operations	$0.04	$(0.01)	$0.02	$(0.03)
The results above do not include any allocated or common overhead expenses. Included in the results for the three months ended September 30, 2007 is a $1.7 million gain on the sale of OuterLink. Given the Company’s current tax status, the gain did not result in a provision for income taxes due to Federal and State net operating losses and carryforwards.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Discontinued Operations (continued)
The net assets of discontinued operations as of December 31, 2006 were comprised of the following:

December 31,
2006
(in thousands)
Current assets
Cash	$2
Accounts receivable	956
Inventory	503
Other current assets	874

Total current assets	2,335
Property and equipment, net	274
Other assets, net	257

Total long-term assets	531

Total assets	$2,866

Current liabilities
Accounts payable	408
Accrued expenses and other current liabilities	270
Deferred revenue	1,770

Total current liabilities	2,448
Other long-term liabilities	1,060

Total liabilities	$3,508

Net liabilities from discontinued operations	$642

6. Financing Arrangements
On February 6, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold a 10.25% senior secured debenture (“debenture”) in the original principal amount of $6.0 million and issued five-year warrants to purchase 699,600 shares of the Company’s common stock at a per share exercise price of $2.973. Concurrently with the Securities Purchase Agreement, the Company executed a Registration Rights Agreement (the “Registration Agreement”), pursuant to which the Company is obligated to register for resale shares of the Company’s common stock sufficient to cover the shares necessary to pay the principal and interest payments due on the debenture and the shares underlying the warrants. If the Company does not comply with the registration deadlines set forth in the Registration Agreement, the Company will be obligated to pay each Investor, pro rata, a default payment equal to 1% of the aggregate purchase price of the debenture for each month the registration default is not cured, capped at 9%, and the exercise price is subject to certain reset provisions. The Registration Agreement has been amended to extend the registration effective deadline to either: (1) a date no later than 60 days following the earlier of the closing of the Merger or December 31, 2007, or (2) a date no later than 120 days following the earlier of the closing of the Merger or December 31, 2007 if the Registration Statement is subject to a full review by the SEC.
On June 28, 2007, the Company entered into an amendment of the Securities Purchase Agreement in connection with the planned sale of OuterLink and as consideration, the Company exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701.
The warrants contain certain anti-dilution provisions and, accordingly, the Company has accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 699,600 warrants, as calculated using the Black-Scholes valuation model, was $1,254,000 using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007 as more fully discussed below. Upon issuance of the 841,000 warrants, the Company recognized $127,000 of additional interest expense using the following Black-Scholes valuation assumptions; volatility 73.93%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 7.0 years. The warrants fair value is required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded in the condensed consolidated statement of operations as income or expense. At September 30, 2007, the warrants derivative fair value for the 841,000 warrants outstanding was $717,000

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Financing Arrangements (continued)
using the following assumptions; volatility of 73.27%, risk free interest rate of 4.4%, dividend rate of 0.0% and expected life of 6.75 years. Approximately $241,000 and $537,000 of income, net of the expense related to the exchange of the warrants, is included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007, respectively, as a result of the changes in the fair value and replacement of the warrants.
On August 24, 2007, the Company and Imperium agreed to an extension of the repayment date of the debenture by up to one month, or until September 27, 2007. The debenture was repaid on August 31, 2007.
Effective August 31, 2007, the Company and certain of its subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina” or the “Lender”), a wholly-owned subsidiary of Laurus Master Fund, Ltd., pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, the Company may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the Lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by the Company and its Eligible Subsidiaries. The Company had $0.7 million of available funds under the Revolving Facility at September 30, 2007. Amounts outstanding under the Revolving Facility accrue interest at a rate per annum equal to the prime rate plus 2.0%, but not less than 10.0% at any time. The Revolving Facility matures on August 31, 2010. At September 30, 2007, the interest rate for amounts borrowed on the Revolving Facility was 10.0%. The Company and its Eligible Subsidiaries have pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than stock held by the Company in Signature, in support of the obligations under the Revolving Facility. The Company used a portion of the proceeds from the Revolving Facility to terminate and pay-off all obligations under the Greater Bay facility. See Note 7 for further discussion.
In connection with the Revolving Facility, the Company issued warrants to purchase 967,742 shares of the Company’s common stock at a per share exercise price of $1.69. The warrants can be exercised at any time prior to August 31, 2014. The warrants are valued at approximately $1.0 million using the following assumptions; volatility of 73.08%, risk free interest rate of 4.4%, dividend rate of 0.0% and expected life of seven years. The amount was recorded as a discount to the Revolving Facility and is being amortized to interest expense over the life of the Revolving Facility. The Company also entered into a Registration Rights Agreement with the Lender pursuant to which the Company has agreed to file a registration statement no later than December 31, 2007 covering the resale by the Lender of those shares received upon exercise of the warrants.
Effective August 31, 2007, the Company entered into a $7.0 million secured term note (“intercompany term loan”) with Applied Digital. The intercompany term loan accrues interest at a rate per annum equal to the prime rate plus 3.0%, but no less than 11.0%, and matures on August 31, 2009. At September 30, 2007, the interest rate was 11.0%. The Company is obligated to make monthly interest payments beginning October 2007 and monthly principal payments of approximately $167,000 beginning March 2008 as well as a final payment of $4.0 million at maturity. As consideration for the intercompany term loan, the Company issued to Applied Digital 921,402 shares of the Company’s common stock. The Company determined the value of the stock to be approximately $1.4 million, based on the closing price of the Company’s stock on the issuance date, which was recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the intercompany term loan. In addition, the Company incurred a total of approximately $0.6 million of financing fees in connection with the Revolving Facility and intercompany term loan. These fees were recorded as debt issuance costs and are being amortized to interest expense over the lives of the Revolving Facility and intercompany term loan. The Company used the proceeds to repay all amounts due under the debenture.
Based on the Company’s election to prepay the debenture, the Company wrote off approximately $1.5 million of deferred financing costs and debt discount associated with the debenture and the Greater Bay facility in the third quarter of 2007.
Concurrently with the closing of the Revolving Facility, Applied Digital entered into a $7.0 million non-convertible debt financing transaction with the Lender pursuant to the terms of a Securities Purchase Agreement between Applied Digital and the Lender (the “Applied Digital Financing Transaction”). The Company and its Eligible Subsidiaries have guaranteed the obligations of Applied Digital under the Applied Digital Financing Transaction and Applied Digital has guaranteed the obligations of the Company and its Eligible Subsidiaries under the Revolving Facility.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Accounts Receivable

	September 30,	December 31,
	2007	2006
	(in thousands)

Receivables assigned to factor	$2,249	$1,094
Advances from factor	(1,799)	(875)

Amounts due from factor	450	219
Unfactored accounts receivable	12,265	9,593
Allowance for doubtful accounts	(184)	(203)

	$12,531	$9,609

On March 23, 2007, the Company entered into a revolving invoice funding facility (“Greater Bay facility”) with Greater Bay Business Funding (“Greater Bay”), a division of Greater Bay Bank N.A. The Greater Bay facility provided that the Company sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of Digital Angel Technology Corporation. Under the Greater Bay facility, Greater Bay advanced 80% of the eligible receivables, as defined, not to exceed a maximum of $5,000,000 at any given time. Greater Bay paid the remainder of the receivable upon collection and interest was payable on the daily outstanding balance of funds drawn and was equal to the Greater Bay Bank N.A. prime rate plus 3.00%. On August 31, 2007, the Company used a portion of the proceeds from the Revolving Facility to terminate and repurchase the factored receivables under the Greater Bay facility.
Signature has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.0 million (approximately $4.1 million at September 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (5.3% at September 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $28,000 and $78,000 are included in interest expense for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, $1.8 million of receivables were financed under the RBS Invoice Discounting Agreement.
8. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)

Raw materials	$6,306	$3,291
Work in process	1,380	402
Finished goods	7,918	7,215

	15,604	10,908
Allowance for excess and obsolescence	(1,372)	(1,011)

Net inventory	$14,232	$9,897

At September 30, 2007, the Company had approximately $8.4 million of inventory located in Europe and approximately $1.0 million located in China.
9. Other Income
Included in Other Income is $825,000 related to the settlement of a legal matter.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Stock Options and Restricted Stock
Stock Option Plans
As of September 30, 2007, the Company maintained the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan that was terminated on February 23, 2006. On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Accordingly, during the nine month period ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted in 2006 and awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. Upon adoption of SFAS 123R, the Company elected to continue using the Black-Scholes valuation model and has recognized compensation expense using a straight-line amortization method. During the three and nine month periods ended September 30, 2007, the Company recorded $658,000 and $1.2 million, respectively, in stock-based employee compensation expense (including compensation for options granted to non-employees and for restricted stock grants). During the three and nine month periods ending September 30, 2006, the Company recorded $279,000 and $566,000, respectively, of stock-based compensation expense.
On January 13, 2004, the Company granted its former Chief Executive Officer a ten-year option to purchase 1,000,000 shares of the Company’s common stock at $3.92 per share. This option was granted outside the Company’s stock plans and approved by the Company’s stockholders on May 6, 2004. The option became exercisable on December 30, 2005 and remains outstanding as of September 30, 2007. The option will be forfeited in December 2007 unless exercised.
On February 18, 2004, the Company granted its Chairman of the board of directors a ten-year option to purchase 500,000 shares of the Company’s common stock at $3.43 per share. This option was granted outside the Company’s stock plans and approved by the Company’s stockholders on May 6, 2004. The option became exercisable on February 18, 2005. As of September 30, 2007, the option remains outstanding.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS 123R requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess income tax benefits relating to SFAS 123R during the nine months ended September 30, 2007 and 2006.
As of September 30, 2007, the DAC Stock Option Plan, which is stockholder-approved, has 18,195,312 shares of common stock reserved for issuance, of which 16,845,142 shares have been issued and 1,350,170 remain available for issuance. As of September 30, 2007, awards consisting of options to purchase 8,638,197 shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 472,820 shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 545,669 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of the Company’s stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the DAC Stock Option Plan).
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the nine month period ended September 30:

	2007	2006

Risk-free interest rate	4.5 — 5.2%	5.0%
Expected life (in years)	5.0	8.4
Dividend yield	0.0%	0.0%
Expected volatility	80.9 — 131.2%	106.1 — 113.3%
Weighted-average volatility	95.9%	108.8%

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Stock Options and Restricted Stock (continued)
The Company’s computation of expected volatility is determined based on historical volatility. The computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the Company’s stock option activity as of September 30, 2007, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at January 1, 2007	11,705	$3.84
Granted	520	2.11
Exercised	—	—
Forfeited or expired	(1,614)	3.87

Outstanding at September 30, 2007	10,611	$3.75	6.85	$470	*

Vested or expected to vest at September 30, 2007	10,108	$3.78	6.75	$470	*

Exercisable at September 30, 2007	8,569	$3.93	6.59	$470	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s common stock was $1.29 per share at September 30, 2007.
The weighted average grant-date fair value of options granted during the nine month periods ended September 30, 2007 and 2006 was $1.39 and $2.69, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2007 and 2006 was nil and $644,000, respectively.
A summary of the status of the Company’s nonvested stock options as of September 30, 2007 and changes during the nine month period ended September 30, 2007, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2007	2,458	$2.64
Granted	520	1.39
Vested	(303)	2.19
Forfeited or expired	(633)	2.11

Nonvested at September 30, 2007	2,042	$1.94

As of September 30, 2007, there was $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the DAC Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 5.9 years. As defined in the DAC Stock Option Plan, a change in control (which would occur upon the consummation of the Merger between the Company and Applied Digital, see Note 2), would trigger the accelerated vesting of the 2,041,665 unvested stock options and all unrecognized compensation cost would be immediately recognized.
Cash received from option exercises under all share-based payment arrangements for the nine month periods ended September 30, 2007 and 2006, was nil and $563,000, respectively.
Restricted Stock
In August 2007, the Company granted its former CEO 307,143 shares of the Company’s restricted stock. The restricted stock vests 100% on September 7, 2008. The Company determined the value of the stock to be $430,000 based on the closing price of the Company’s stock on August 8, 2007 and was recorded as compensation expense in the Company’s results of operations for the nine months ended September 30, 2007.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Stock Options and Restricted Stock (continued)
In August 2007, the Company granted its Chairman of the board of directors 25,000 shares of the Company’s restricted stock. The restricted stock vested 100% on October 15, 2007. The Company determined the value of the stock to be $39,000 based on the closing price of the Company’s stock on the date of the grant. The value of the restricted stock was recorded as compensation expense. In the nine months ended September 30, 2007, $29,000 was recognized as compensation expense in the Company’s results of operations related to the restricted stock.
In March 2005, the Company granted its Chairman of the board of directors 100,000 shares of the Company’s restricted stock. The restricted stock vested 50% on March 7, 2006 and 50% on March 7, 2007. The Company determined the value of the stock to be $506,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock was recorded as deferred compensation and was amortized to compensation expense over the two-year vesting period. In the nine month periods ended September 30, 2007 and 2006, $42,000 and $190,000, respectively, was recognized as compensation expense in the Company’s results of operations related to the restricted stock.
In February 2005, the Company granted an employee 54,230 shares of the Company’s restricted stock. The restricted stock vested 30% on February 25, 2006, 30% on February 25, 2007 and will vest 40% on February 25, 2008. The Company determined the value of the stock to be $250,000 based on the closing price of the Company’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized to compensation expense over the vesting period. In the nine month periods ended September 30, 2007 and 2006, $69,000 and $56,000, respectively, was recognized as compensation expense in the Company’s results of operations related to the restricted stock.
11. Segment Information
The Company develops and deploys sensor and communication technologies that enable rapid and accurate identification, location tracking and condition monitoring of high-value assets. The Company’s two operating segments are Animal Applications and GPS and Radio Communications. Previously, the Company combined its Corporate functions with its Animal Applications segment. Beginning April 1, 2007, Corporate has been reclassified and presented separately. Prior period results have also been reclassified for consistency.
Animal Applications—Develops, manufactures, and markets visual and electronic identification tags and radio frequency identification microchips, primarily for identification, tracking and location of companion pets, horses, livestock, fish and wildlife worldwide, and more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. The Animal Applications segment consists of operations located in Minnesota, DSD Holding A/S and its wholly and majority-owned subsidiaries located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Segment Information (continued)
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
The Company’s implantable radio frequency microchip was cleared by the U.S. Food and Drug Administration for medical applications in humans in the United States in October 2004. The Company has a long-term exclusive Distribution and Licensing Agreement with VeriChip Corporation (“VeriChip”), an affiliated, majority-owned subsidiary of Applied Digital, covering the manufacturing, purchasing and distribution of the human implantable microchip, which is more fully described in Note 13.
GPS and Radio Communications—Designs, manufactures and markets global positioning systems (“GPS”) enabled equipment used for location tracking and message monitoring of vehicles, aircraft and people in remote locations. This segment’s principal products are GPS-enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including Digital Angel’s SARBE™ brand, which serve commercial and military markets, as well as alarm sounders for industrial use and other electronic components. The GPS and Radio Communications segment consists of the operations of the Company’s subsidiary, Signature (90.9% owned), and includes the operations of the McMurdo business acquired in
April 2007, both of which are located in the United Kingdom.
The GPS and Radio Communications segment’s personal locator beacons (“PLBs”), which are sold under the SARBE™ brand name, are used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. Even if aircrew are unconscious or injured, the SARBE™ transmission will be initiated immediately as no human intervention is required, reducing the time it takes to initiate a search.
The Company is also a distributor of two-way communications equipment in the United Kingdom. Its products range from conventional radio systems for the majority of radio users, construction and manufacturing industries, intrinsically safe radio equipment for use in hazardous environments, trunked radio systems for large scale users and marine radios, ariband radios and inmarsat communication equipment for use on a global basis.
The GPS and Radio Communications segment also manufactures electronic alarm sounders under the Clifford & Snell name. These products are used to provide audible and/or visual signals, which alert personnel in hazardous areas, including the oil and petrochemical industry and in the fire and security market.
The Corporate category includes general and administrative expenses, interest expense and income and other expenses associated with corporate activities and functions. Included in Corporate for the three and nine months ended September 30, 2007 is approximately $0.6 million and $0.8 million, respectively, for costs associated with the Merger between the Company and Applied Digital.
It is on this basis that the Company’s management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating performance as presented below.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Segment Information (continued)
The following is the selected segment data as of and for the periods ended:

				Total From
	Animal	GPS and Radio		Continuing
As of and For the Three Months Ended September 30,	Applications	Communications	Corporate	Operations
	(in thousands)
2007
Revenue	$10,346	$9,989	$—	$20,335
Operating (loss) income	(338)	986	(2,316)	(1,668)
Operating (loss) income from continuing operations before income taxes and minority interest	(382)	945	(3,419)	(2,856)

Segment assets from continuing operations	$77,723	$19,513	$120	$97,356

2006
Revenue	$8,254	$4,146	$—	$12,400
Operating loss	(155)	(311)	(682)	(1,148)
Operating loss from continuing operations before income taxes and minority interest	(181)	(326)	(667)	(1,174)

Segment assets from continuing operations	$78,041	$8,303	$—	$86,344

				Total From
	Animal	GPS and Radio		Continuing
As of and For the Nine Months Ended September 30,	Applications	Communications	Corporate	Operations
	(in thousands)
2007
Revenue	$31,635	$23,531	$—	$55,166
Operating loss	(2,183)	(97)	(4,147)	(6,427)
Operating loss from continuing operations before income taxes and minority interest	(2,310)	(215)	(5,684)	(8,209)

Segment assets from continuing operations	$77,723	$19,513	$120	$97,356

2006
Revenue	$28,131	$12,016	$—	$40,147
Operating income (loss)	8	(666)	(2,171)	(2,829)
Operating loss from continuing operations before income taxes and minority interest	(62)	(702)	(2,078)	(2,842)

Segment assets from continuing operations	$78,041	$8,303	$—	$86,344
12. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Interest paid	$1,241	$316
Taxes paid	70	80
Non-cash activity:
Issuance of common stock to former shareholders of DSD Holding A/S	—	1,000
Reclass of other assets to acquisition cost	494	—
Liability recorded for warrants issued in connection with the debenture	1,253	—
Issuance of warrants to Kallina	1,044	—
Issuance of common stock to Applied Digital as a debt discount	1,428	—
Financing of equipment through capital lease	871	440

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adoption was immaterial to the Company’s condensed consolidated results of operations and financial position and therefore, no FIN 48 liability was recorded. In addition, the Company did not record any liability for income tax-related interest and penalties. Any future expense for income tax-related interest and penalties will be classified as a component of income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which the Company operates. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations for years ended before December 31, 2002. DSD Holding is no longer subject to non-U.S. income tax examinations for years ended before December 31, 2002 and Signature is no longer subject to non-U.S. income tax examinations for years ended before December 31, 2004. We do not currently have any examinations ongoing.
14. Related Party Activity
On August 31, 2007, the Company entered into a $7.0 million intercompany loan with Applied Digital and issued to Applied Digital 921,402 shares of the Company’s common stock as consideration. See Note 6 for further discussion.
The Company has a Distribution and Licensing Agreement dated March 4, 2002, amended December 28, 2005 and May 9, 2007, with VeriChip, a majority owned subsidiary of Applied Digital at September 30, 2007, covering the manufacturing, purchasing and distribution of the Company’s implantable microchip and the maintenance of the VeriChip Registry by us (the “Distribution and Licensing Agreement”). The Distribution and Licensing Agreement contains, among other things, minimum purchase requirements in order to maintain exclusivity, whereby VeriChip is required to purchase $0, $875,000, $1,750,000 and $2,500,000 for each of 2007, 2008, 2009 and 2010, respectively, and $3,750,000 for 2011 and each year thereafter. As of September 30, 2007, VeriChip has purchased approximately $0.4 million of the minimum purchase requirement for 2008. The Distribution and Licensing Agreement continues until March 2014 and, as long as VeriChip continues to meet the minimum purchase requirements, will automatically renew annually under its terms. The Distribution and Licensing agreement includes a license for the use of the Company’s technology in VeriChip’s identified markets. Under the Distribution and Licensing Agreement, the Company is the sole manufacturer and supplier to VeriChip. The existing terms with the Company’s sole supplier of implantable microchips, Raytheon Microelectronics España, SA, expire on June 30, 2010.
Revenue recognized under the Distribution and Licensing Agreement was nil and $21,000 for the three months ended September 30, 2007 and 2006, respectively, and $39,000 and $194,000 for the nine months ended September 30, 2007 and 2006, respectively. Amounts due from VeriChip as of September 30, 2007 and December 31, 2006 were nil and $425,000, respectively.
Laurus Capital Management, LLC or its affiliates beneficially owned approximately 10% of the Company’s common stock at August 31, 2007. The Company has entered into financing arrangements with Kallina, an affiliate of Laurus, in the ordinary course of business.
The Company’s subsidiary, DSD Holding A/S (“DSD”), leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD’s administrative and production operations. The lease agreement has no expiration, but includes a three-month termination notice requirement that can be utilized by the owner or DSD. DSD leases the building from LANO Holding ApS, which is 100%-owned by Lasse Nordfjeld, president of the Company’s Animal Applications Group. For nine months ended September 30, 2007, DSD paid to LANO Holding ApS the aggregate amount of DKK 544,000 (approximately $98,000 at September 30, 2007) for lease payments.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Legal Proceedings
Digital Angel Corporation v. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.
On October 20, 2004, the Company commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, (“Crystal”), and Medical Management International, Inc. The suit claimed that the defendants were marketing and selling syringe implantable identification transponders manufactured by Datamars that infringed the Company’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit sought, among other things, an adjudication of infringement, injunctive relief, and actual and punitive damages. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting the Company’s views on the scope of the claims in the subject patent.
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
Datamars and Crystal Import Settlements
On August 27, 2007, pursuant to the Court’s settlement conference procedures, the parties in the above-described legal proceedings finalized a global settlement. Under the terms of the settlement agreement, Datamars made a lump-sum payment to the Company, the parties granted mutual releases, the Company dismissed the infringement claims against Datamars, and the Company was dismissed from the antitrust litigation. The Company also granted a non-exclusive license to Datamars for syringe-implantable identification transponders that could reasonably be alleged to be covered by the patent at issue in the infringement litigation. The financial terms of the settlement have not been disclosed.
16. Recent Events
Appointment of Barry Edelstein as Interim President and Chief Executive Officer to Replace Kevin McGrath
Effective August 6, 2007, Kevin McGrath resigned as the Company’s president, CEO and director. The board of directors approved a severance package for Mr. McGrath in the total amount of $750,000, which has been recorded in the three months ended September 30, 2007 in selling, general and administrative expense. In exchange for the severance package, Mr. McGrath was required to enter into a severance agreement with the Company containing a general release and waiver and noncompetition and non-solicitation provisions. On August 6, 2007, the board of directors appointed Barry Edelstein as interim president and CEO. Mr. Edelstein has served on the Company’s board of directors since June 2005. The Company’s board of directors has initiated a search for a new CEO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto.
We consist of Digital Angel Corporation and our subsidiaries — Digital Angel Technology Corporation (“DATC”), Fearing Manufacturing Co., Inc., Timely Technology Corp., Signature Industries Limited, (“Signature”) (90.9% owned subsidiary), DSD Holding A/S and its subsidiaries Daploma International A/S (“DSD Holding”), Daploma Polska (70% owned subsidiary), and Digitag A/S, Digital Angel Holdings, LLC and Digital Angel International, Inc. and its subsidiaries Digital Angel S.A. (99.58% owned subsidiary), Digital Angel do Brasil Produtos de Informatica LTDA, Digital Angel Chile S.A., Digital Angel Paraguay S.A. and Digital Angel Uruguay S.A.
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
Animal Applications — Develops, manufactures and markets visual and electronic identification tags and radio frequency identification (“RFID”) microchips, primarily for identification, tracking and location of companion pets, horses, livestock, fish and wildlife worldwide, and more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. The Animal Applications segment consists of our operations located in Minnesota, DSD Holding A/S and its wholly- and majority-owned subsidiaries located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay. The positive identification and tracking of livestock and fish are crucial for asset management and for disease control and food safety. In addition to the visual ear tags which have been sold by us since the late 1940’s, the Animal Applications segment utilizes RFID technologies in its electronic ear tags and implantable microchips.
GPS and Radio Communications — Designs, manufactures and markets global positioning systems (“GPS”) enabled equipment used for location tracking and message monitoring of marine vehicles, aircraft and people in remote locations. This segment’s principal products are GPS-enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including Digital Angel’s SARBE™ brand, which serve commercial and military markets, as well as alarm sounders for industrial use and other electronic components. The GPS and Radio Communications segment consists of the operations of our subsidiary, Signature, and includes the operations of the McMurdo business acquired in April 2007, both of which are located in the United Kingdom.
Our business segments are more fully discussed in Note 10 to our accompanying condensed consolidated financial statements.
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
On August 8, 2007, we entered into a Merger Agreement with Applied Digital Solutions, Inc. The Merger Agreement has been approved by the boards of both companies, but consummation of the transactions remains subject to customary conditions.
On August 31, 2007, we closed a $6.0 million revolving asset-based financing transaction with Kallina Corporation and entered into a $7.0 million intercompany secured term note with Applied Digital.

Each of these factors is more fully discussed in the notes to the accompanying condensed consolidated financial statements.
Recent Accounting Pronouncements
For information regarding recent and not yet adopted accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 3 to our condensed consolidated financial statements.
Revenue Recognition for the McMurdo Business
Consistent with our existing policy, we recognize revenue for the McMurdo operations at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post-contract support is that revenue is recognized upon occurrence of the post-contract support. Costs of products sold and services provided are recorded as the related revenue is recognized. We offer a warranty on our products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	57.7	60.9	58.3

Gross profit	40.5	42.3	39.1	41.7

Selling, general and administrative expenses	41.9	45.4	42.7	43.0
Research and development expenses	4.1	6.2	6.6	5.7
Merger expenses	2.7	—	1.5	—

Operating loss	(8.2)	(9.3)	(11.7)	(7.0)

Interest income	—	0.5	0.1	0.6
Interest expense	(11.3)	(0.9)	(6.0)	(0.8)
Change in derivative warrant liability	1.2	—	1.0	—
Other income	4.2	0.2	1.7	0.2

Loss from continuing operations before income taxes and minority interest	(14.1)	(9.5)	(14.9)	(7.0)

Income tax (provision) benefit	(1.8)	—	(0.7)	0.2
Minority interest share of loss (income)	(0.4)	—	(0.1)	0.1

Loss from continuing operations	(16.3)	(9.5)	(15.7)	(7.1)

Net income (loss) from discontinued operations	8.4	(2.1)	1.6	(3.2)

Net loss	(7.9)%	(11.6)%	(14.1)%	(10.3)%

Results of Operations by Segment
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Animal Applications

	Three Months Ended September 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Revenue	$10,346	100.0%	$8,254	100.0%	$2,092	25.4%
Cost of sales	7,132	68.9	5,152	62.4	1,980	38.4

Gross profit	3,214	31.1	3,102	37.6	112	3.6

Selling, general and administrative expenses	2,967	28.7	2,683	32.5	284	10.6
Research and development expenses	585	5.7	574	7.0	11	1.9

Operating loss	$(338)	(3.3)%	$(155)	(1.9)%	$(183)	#

# Variance not meaningful
Revenues
Our Animal Applications segment’s revenue increased approximately $2.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was principally due to an increase in microchip sales of approximately $2.6 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. This increase was partially offset by a decrease of electronic identification and visual product sales to livestock customers of $0.4 million as a result of increased competition.
Gross Profit and Gross Profit Margin
Our Animal Applications segment’s gross profit increased approximately $0.1 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The gross profit margin decreased to 31.1% in the three months ended September 30, 2007 as compared to 37.6% in the three months ended September 30, 2006. We attribute the increase in gross profit to increased sales in the current period as well as a decrease in gross profit margin primarily due to a decrease in the average selling price for companion pet product sold in the U.S., higher freight costs for air shipments and increased depreciation expense on new machinery.
Selling, General and Administrative Expenses
Our Animal Applications segment’s selling, general and administrative expenses increased $0.3 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in selling, general and administrative expenses is primarily the result of higher compensation expense for additional personnel, an increase in marketing related expense for livestock products as well as one-time relocation expenses. Selling, general and administrative expenses as a percentage of revenue decreased from 32.5% to 28.7% primarily due to the increase in sales.
Research and Development Expenses
Our Animal Applications segment’s research and development remained relatively constant in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

GPS and Radio Communications

	Three Months Ended September 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Revenue	$9,989	100.0%	$4,146	100.0%	$5,843	#	%
Cost of sales	4,964	49.7	1,998	48.2	2,966	#

Gross profit	5,025	50.3	2,148	51.8	2,877	#

Selling, general and administrative expenses	3,794	38.0	2,268	54.7	1,526	67.3
Research and development expenses	245	2.5	191	4.6	54	28.3

Operating income (loss)	$986	9.9%	$(311)	(7.5)%	$1,297	#

# Variance not meaningful
Revenues
Our GPS and Radio Communications segment’s revenue increased approximately $5.8 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in revenue was principally due to an increase in sales of SARBE™ products of $0.8 million, an increase in sales of alarm products of $0.2 million and the inclusion of $4.4 million of sales from our McMurdo division which was acquired on April 5, 2007. We believe that McMurdo will provide us with more predictable revenue in our search and rescue beacon business going forward.
Gross Profit and Gross Profit Margin
Our GPS and Radio Communications segment’s gross profit increased approximately $2.9 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Of this increase, $1.9 million is attributable to McMurdo, which was acquired in April 2007, with the remaining increase due to increased SARBE™ and alarm product sales. Third quarter gross profit margin was 50.3% in the three month period ended September 30, 2007 as compared to 51.8% in the three months ended September 30, 2006. The decrease in gross profit margin relates primarily to the addition of the McMurdo operations as currently, we earn lower margins at our McMurdo division than we do at our existing business lines. Excluding McMurdo, Signature’s gross profit margin increased due to the increase in sales and favorable product mix.
Selling, General and Administrative Expenses
Our GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $1.5 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase in selling, general and administrative expenses relates primarily to the addition of McMurdo which had expenses of $0.8 million in the third quarter. The remaining $0.7 million is due to an increase in compensation expense due to additional bonus accruals and commission expense relating to the increased sales. As a percentage of revenue, selling, general and administrative expenses decreased to 38.0% in the three months ended September 30, 2007 from 54.7% in the three months ended September 30, 2006. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increase in revenue and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.
Research and Development Expenses
Our GPS and Radio Communications segment’s research and development expenses remained relatively constant in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The expense includes an increase of $0.2 million of additional McMurdo research and development expense and decreased expenses of $0.2 million at Signature. This decrease is due to the substantial completion of the development of a new search and rescue beacon for the U.S. Airforce. The development of the new pilot location beacon was our first contract with a branch of the U.S. Military as previous sales of our location beacons have been to foreign governments. Revenue from the contract, totaling approximately $0.9 million, is expected to be earned in the three months ended December 31, 2007.

Corporate

	Three Months Ended September 30,
	2007	2006	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,756	682	1,074	#
Research and development expenses	—	—	—	—
Merger expenses	560	—	560	#

Operating loss	$(2,316)	$(682)	$(1,634)	#

# Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased $1.1 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006. The increase is primarily due to $0.8 million of severance expense for our former CEO, $0.1 million for an executive search for a new CEO and increased compensation expense.
Merger Expenses
Our Corporate segment’s Merger expenses of $0.6 million for the three months ended September 30, 2007 consist of primarily legal, investment banker and board of directors fees incurred in connection with the Merger Agreement between us and Applied Digital.
Consolidated
Interest Expense
Interest expense was $2.3 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest expense relates primarily to interest payments on higher debt balances, debt discount and deferred debt cost amortization, and the write off of $1.5 million of deferred financing and debt discount costs associated with the early payoff of our debenture and Greater Bay facility.
Derivative Warrant Liability
Income recognized from the change in the fair value of the derivative warrant liability was $0.2 million for the three months ended September 30, 2007. The income is attributed to the change in the fair value of the warrant liability associated with the warrants issued in connection with the debenture and subsequent amendment. As the warrants contain certain anti-dilution and cash settlement provisions, we have accounted for the fair value of the warrants as a liability. At each balance sheet date, the warrants fair value is revalued using the Black-Scholes valuation model with changes in value recorded in the statement of operations as income or expense.
Other Income
The increase in other income relates primarily to the settlement of a legal matter during the three-months ended September 30, 2007 that we initiated to protect certain of our intellectual property.
Income Taxes
We had income tax expense of approximately $359,000 for the three months ended September 30, 2007 compared to $4,000 in the same period of 2006 related to our foreign operations. We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to our current tax position, we have recorded a valuation allowance to fully reserve our U.S. net deferred tax asset.

Net Loss from Continuing Operations
Our net loss from continuing operations increased $2.1 million to $3.3 million for the three months ended September 30, 2007 compared to a loss of $1.2 million for the three months ended September 30, 2006. These results were primarily driven by increase in corporate expenses as well as interest expense in the third quarter and income tax provision from foreign operations, slightly offset by the income generated at Signature and the income recognized from the change in the derivative warrant liability.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Animal Applications

	Nine Months Ended September 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Revenue	$31,635	100.0%	$28,131	100.0%	$3,504	12.5%
Cost of sales	21,632	68.4	17,572	62.5	4,060	23.1

Gross profit	10,003	31.6	10,559	37.5	(556)	(5.3)

Selling, general and administrative expenses	10,322	32.6	8,455	30.1	1,867	22.1
Research and development expenses	1,864	5.9	2,096	7.4	(232)	(11.2)

Operating (loss) income	$(2,310)	(7.3)%	$8	—%	$(2,318)	#

# Variance not meaningful
Revenues
Our Animal Applications segment’s revenue increased approximately $3.5 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was principally due to the aforementioned increase in microchip sales of approximately $5.6 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet, implantable microchips. Partially offsetting the increase was a decrease of electronic identification and visual product sales to livestock customers of $1.3 million. The decrease in e-tag sales in the U.S. is primarily due to the U.S. Department of Agriculture’s decision to continue the national identification system as voluntary. We also experienced a decrease in sales to fish and wildlife customers of $0.5 million, due to decreased service revenue, and a decrease in sales to VeriChip of $0.2 million.
Gross Profit and Gross Profit Margin
Our Animal Applications segment’s gross profit decreased approximately $0.6 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The gross margin was 31.6% in the nine months ended September 30, 2007 compared to 37.5% in the nine months ended September 30, 2006. We attribute the decrease in the gross profit and gross profit margin in the nine months ended September 30, 2007 to a decrease in high margin engineering service revenue, a decrease in the average selling price for companion pet products in the U.S., higher material and freight costs associated with fulfilling demand for companion pet products in the U.S., warranty costs for e-tags shipped to Canada and increased overhead costs related to the startup of molding operations in our St. Paul facility, which we have begun to offset by a decrease in the visual product material cost.

Selling, General and Administrative Expenses
Our Animal Applications segment’s selling, general and administrative expenses increased approximately $1.9 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was attributable to an increase of $1.0 million in legal expenses related to the maintenance and protection of our intellectual property, an increase of $0.3 million related to consulting and severance expenses and an increase related to salary expense for the addition of new personnel. Selling, general and administrative expenses as a percentage of revenue increased to 32.6% from 30.1% in the same respective periods as a result of the increase in expenses. We have reached a settlement in the lawsuit that we initiated to protect our intellectual property and as a result, we expect that our legal expenses will decrease going forward.
Research and Development Expenses
Our Animal Applications segment’s research and development expenses decreased approximately $0.2 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease is primarily due to the completion of a large scale RFID antenna project in 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
GPS and Radio Communications

	Nine Months Ended September 30,
		% of		% of
	2007	Revenue	2006	Revenue	Change
	(in thousands, except percentages)

Revenue	$23,531	100.0%	$12,016	100.0%	$11,515	95.8%
Cost of sales	11,973	50.9	5,853	48.7	6,120	#

Gross profit	11,558	49.1	6,163	51.3	5,395	87.5

Selling, general and administrative expenses	9,885	42.0	6,638	55.2	3,247	48.9
Research and development expenses	1,770	7.5	191	1.6	1,579	#

Operating loss	$(97)	(0.4)%	$(666)	(5.5)%	$569	(85.4)

# Variance not meaningful
Revenues
Our GPS and Radio Communications segment’s revenue increased approximately $11.5 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in revenue was due to an increase in sales of SARBE™ products of $1.6 million, an increase in sales of alarm products of $0.7 million, an increase in Radio Hire division sales of $0.7 million and the inclusion of $8.2 million of sales from our McMurdo division, which was acquired on April 5, 2007.
Gross Profit and Gross Profit Margin
Our GPS and Radio Communications segment’s gross profit increased approximately $5.4 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in gross profit relates to the previously mentioned increase in sales from our existing businesses and the inclusion of approximately $3.5 million of gross profit from McMurdo. The gross profit margin decreased to 49.1% in the nine months ended September 30, 2007 compared to 51.3% in the nine months ended September 30, 2006. The decrease primarily relates to the inclusion of McMurdo as currently, we earn lower margins at our McMurdo division than we do for our existing business lines. Excluding McMurdo, Signature’s gross profit margin increased slightly due to the increased sales and favorable product mix.

Selling, General and Administrative Expenses
Our GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $3.2 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Excluding the $1.6 million of expenses related to McMurdo, the remaining increase is due primarily to an increase in exhibition and advertising expenses, increased overseas travel related to SARBE™ sales, increased bonus and commission expenses, an increase in compensation expense associated with the addition of new personnel and general salary increases. As a percentage of revenue, selling, general and administrative expenses decreased to 42.0% in the nine months ended September 30, 2007 from 55.2% in the nine months ended September 30, 2006. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increase in sales and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.
Research and Development Expenses
Our GPS and Radio Communications segment’s research and development expenses increased approximately $1.6 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was driven by the addition of $1.1 million of development costs for the development of a new search and rescue beacon. The development of the new pilot location beacon is more fully discussed in the comparison of our GPS and Radio Communications segment’s results of operations for the three months ended September 30, 2007. In addition, we incurred approximately $0.5 million in research and development expense related to the acquisition of McMurdo, which was acquired on April 5, 2007.
Corporate

	Nine Months Ended September 30,
	2007	2006	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Selling, general and administrative expenses	3,361	2,171	1,385	63.8
Research and development expenses	—	—	—	—
Merger expenses	786	—	786	#

Operating loss	$(4,147)	$(2,171)	$(2,030)	91.1

# Variance not meaningful
Selling, General and Administrative Expense
Our Corporate segment’s selling, general and administrative expenses increased approximately $1.4 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was primarily attributable to $0.8 million of severance expense for our former CEO, $0.1 million related to the executive search for a new CEO and an increase in compensation expense.
Merger Expenses
Our Corporate segment’s Merger expenses of $0.8 million for the three months ended September 30, 2007 consist of primarily legal, investment banker and board of directors fees incurred in connection with the Merger Agreement between us and Applied Digital.

Consolidated
Interest Expense
Interest expense was $3.3 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense relates primarily to interest payments on higher debt balances, debt discount and deferred debt cost amortization and the write off of $1.5 million of deferred financing and debt discount costs associated with the early payoff of our debenture and Greater Bay facility.
Derivative Warrant Liability
Income from the change in the fair value of the derivative warrant liability was $0.5 million for the nine months ended September 30, 2007. This income is attributed to the change in the fair value of the warrant liability associated with the warrants issued in connection with the debenture and subsequent amendment. As the warrants contain certain anti-dilution and cash settlement provisions, we have accounted for the fair value of the warrants as a liability. At each balance sheet date, the warrants fair value is revalued using the Black-Scholes valuation model with changes in value recorded in the statement of operations as income or expense.
Other Income
The increase in other income relates primarily to the settlement of a legal matter during the nine months ended September 30, 2007 that we initiated to protect certain of our intellectual property.
Income Taxes
We had income tax expense of approximately $397,000 for the nine months ended September 30, 2007 versus an income tax benefit of $68,000 in the same period of 2006 related to our foreign operations. We account for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided against net deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to our current tax position, we have recorded a valuation allowance to fully reserve our U.S. net deferred tax asset.
Net Loss from Continuing Operations
Our net loss from continuing operations increased $5.9 million to $8.7 million for the nine months ended September 30, 2007 compared to a loss of $2.8 million for the nine months ended September 30, 2006. These results were primarily driven by the decrease in the Animal Applications segment’s gross profit margin percentage, accompanied by increased legal fees associated with the maintenance and protection of our intellectual property, primarily driven by the Datamars litigation, an increase in research and development expenses at Signature, the Merger related fees, an increase in interest expense and an increase in the income tax provision from foreign operations. These increases were offset slightly by income from the reduction in the derivative warrant liability.
Liquidity and Capital Resources From Continuing Operations
Our principal use of liquidity is for operating cash requirements, capital needs, debt repayments and acquisitions. Our primary sources of liquidity have been from operating cash flow and proceeds from investing and financing activities. We expect to generate cash from operations and from financing activities in amounts sufficient to fund the operations of our business over the next twelve months.
However, if our operating cash flow is less than expected or we are unable to obtain the financing necessary to fund our current level of operations, we will be required to implement cost reductions, which may limit our growth and negatively impact our future results of operations. Our historical sources of liquidity have included proceeds from the sale of common stock, proceeds from the issuance of debt, proceeds from the sale of one of our businesses, proceeds from the sale of shares of Applied Digital’s common stock under share exchange agreements, and proceeds from the exercise of stock options and warrants. In addition to these sources, our other sources of liquidity include borrowings from Applied Digital or the forebearance by Applied Digital of amounts due to them, the raising of capital through private placements or public offerings of debt or equity securities and proceeds from the sale of additional businesses.
Cash Flows
Cash was $1.5 million at September 30, 2007 and at December 31, 2006. During the nine months ended September 30, 2007, $3.7 million of net cash was used in operating activities, compared to $3.9 million in the same period in 2006.

In 2007, the cash used in operating activities was due to an increase in accounts receivable of $2.7 million primarily from the acquisition of McMurdo, the loss incurred of $7.8 million and an increase in inventory of $1.8 million as a result of a buildup of e-tag inventory and SARBE™ products to meet demand. Offsetting these amounts were an increase in accounts payable and accrued expenses of $4.7 million due to an increase in payables in connection with increased manufacturing activity as well as $2.8 million associated with McMurdo operations, the write-off of $1.5 million of deferred financing and debt discount costs, non-cash charges of $1.2 million for equity based compensation and $1.8 million for depreciation and amortization and a credit of $0.5 million for the reduction of the derivative warrant liability.
Net cash used in investing activities totaled $5.6 million in the nine months ended September 30, 2007 compared to net cash used in investing activities of $2.9 million in the nine months ended September 30, 2006. The principal uses of cash from investing activities in the nine months ended September 30, 2007 were payments for acquisition costs of $4.3 million and property and equipment expenditures of $1.5 million.
Net cash provided by financing activities totaled $9.2 million in the nine months ended September 30, 2007 compared to net cash provided by financing activities of $0.7 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, cash provided by financing activities consisted of net cash borrowed on the Revolving Facility of $4.5 million and proceeds of $7.0 million on an intercompany term loan with Applied Digital partially offset by payments on notes payable and long term debt of $1.0 million and debt issuance costs of $1.2 million related to the Revolving Facility and intercompany term loan.
Financing and Liquidity
In the nine months ended September 30, 2007, we obtained approximately $10.5 million in cash and increased our total amount of debt from $8.2 million as of December 31, 2006 to $18.9 million as of September 30, 2007. The primary reason for the increase in debt relates to the funding of the McMurdo acquisition, working capital to fund the operations of McMurdo, payments for property and equipment and general working capital purposes. The proceeds of the debenture were used primarily to fund the McMurdo acquisition.
The $19.9 million of debt outstanding, excluding $2.4 million of debt discounts, at September 30, 2007 is comprised of the following (in thousands):

September 30,
2007
Mortgage notes payable — Animal Applications and Corporate facilities	$2,178
Line of Credit — DSD Holding	3,361
Equipment Loans / Notes Payable — DSD Holding	1,223
Capital lease obligations	1,807
Revolving facility	4,346
Intercompany term loan	7,000

$19,915

Equipment Loans-DSD Holding
DSD Holding is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.3 million ($66,000 at September 30, 2007) are payable quarterly. Payments are due through July 2010. The interest rate on the loans is variable and range from 6.0% to 7.1% as of September 30, 2007.
Line of Credit-DSD Holding
DSD Holding and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holding and Daploma International A/S amended the borrowing availability from DKK 12.0 million (approximately $2.3 million at September 30, 2007) to DKK 18.0 million (approximately $3.4 million at September 30, 2007). In connection with the amendment, we executed a Letter of Support which confirms that we will maintain our holding of 100% of the share capital of Daploma, and that we will neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At September 30, 2007, the annual interest rate on the Credit Facility was 6.6%. Borrowing availability under the Credit Facility considers guarantees outstanding. At September 30, 2007, the borrowing availability on the Credit Facility was DKK 0.3 million (approximately $58,000 at September 30, 2007). The Credit Facility will remain effective until further notice. DSD Holding can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holding
As of September 30, 2007, DSD Holding is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($57,000 at September 30, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.5% at September 30, 2007.
Invoice Discounting Agreement
Signature has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.0 million (approximately $4.1 million at September 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (5.3% at September 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $28,000 and $78,000 are included in interest expense for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, $1.8 million of receivables were financed under the RBS Invoice Discounting Agreement.
Revolving Facility
Effective August 31, 2007, we and certain of our subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina” or the “Lender”), a wholly-owned subsidiary of Laurus Master Fund, Ltd., pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, we may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the Lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by us and our Eligible Subsidiaries. We had $0.7 million of available funds under the Revolving Facility at September 30, 2007. Amounts outstanding under the Revolving Facility accrue interest at a rate per annum equal to the prime rate plus 2.0%, but not less than 10.0% at any time. The Revolving Facility matures on August 31, 2010. At September 30, 2007, the interest rate for amounts borrowed on the Revolving Facility was 10.0%. We and our Eligible Subsidiaries have pledged all of our respective assets, excluding the stock of all foreign subsidiaries other than stock held by us in Signature, in support of the obligations under the Revolving Facility. We used a portion of the proceeds from the Revolving Facility to terminate and pay-off all obligations under the Greater Bay facility.
In connection with the Revolving Facility, we issued warrants to purchase 967,742 shares of our common stock at a per share exercise price of $1.69. The warrants can be exercised at any time prior to August 31, 2014. The warrants are valued at approximately $1.0 million using the following assumptions; volatility of 73.08%, risk free interest rate of 4.4%, dividend rate of 0.0% and expected life of seven years. The amount was recorded as a discount to the Revolving Facility and is being amortized to interest expense over the life of the Revolving Facility. We also entered into a Registration Rights Agreement with the Lender pursuant to which we have agreed to file a registration statement no later than December 31, 2007 covering the resale by the Lender of those shares received upon exercise of the warrants.
Intercompany Term Loan
Effective August 31, 2007, we entered into a $7.0 million secured term note (“intercompany term loan”) with Applied Digital. The intercompany term loan accrues interest at a rate per annum equal to the prime rate plus 3.0%, but no less than 11.0%, and matures on August 31, 2009. At September 30, 2007, the interest rate was 11.0%. We are obligated to make monthly interest payments beginning October 2007 and monthly principal payments of approximately $167,000 beginning March 2008 as well as a final payment of $4.0 million at maturity. As consideration for the intercompany term loan, we issued Applied Digital 921,402 shares of our common stock. We determined the value of the stock to be approximately $1.4 million, based on the closing price of our stock on the issuance date, which was recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the intercompany term loan. In addition, we incurred a total of approximately $0.6 million of financing fees in connection with the Revolving Facility and intercompany term loan. These fees were recorded as debt issuance costs and are being amortized to interest expense over the lives of the Revolving Facility and intercompany term loan. We used the proceeds to repay all amounts due under the debenture.
Based on our election to prepay the debenture, we wrote off approximately $1.5 million of deferred financing costs and debt discount associated with the debenture and the Greater Bay facility in the third quarter of 2007.

10.25% Senior Secured Debenture
On February 6, 2007, we entered into a Securities Purchase Agreement pursuant to which we sold a 10.25% senior secured debenture (“debenture”) in the original principal amount of $6.0 million and issued five-year warrants to purchase 699,600 shares of our common stock at a per share exercise price of $2.973. Concurrently with the Securities Purchase Agreement, we executed a Registration Rights Agreement (the “Registration Agreement”), pursuant to which we are obligated to register for resale shares of our common stock sufficient to cover the shares necessary to pay the principal and interest payments due on the debenture and the shares underlying the warrants. If we do not comply with the registration deadlines set forth in the Registration Agreement, we will be obligated to pay each Investor, pro rata, a default payment equal to 1% of the aggregate purchase price of the debenture for each month the registration default is not cured, capped at 9%, and the exercise price is subject to certain reset provisions. The Registration Agreement has been amended to extend the registration effective deadline to either: (1) a date no later than 60 days following the earlier of the closing of the Merger or December 31, 2007, or (2) a date no later than 120 days following the earlier of the closing of the Merger or December 31, 2007 if the Registration Statement is subject to a full review by the SEC.
On June 28, 2007, we entered into an amendment of the Securities Purchase Agreement in connection with the planned sale of OuterLink and as consideration, we exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701.
The warrants contain certain anti-dilution provisions and, accordingly, we have accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 699,600 warrants, as calculated using the Black-Scholes valuation model, was $1,254,000 using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007 as more fully discussed below. Upon issuance of the 841,000 warrants, we recognized $127,000 of additional interest expense using the following Black-Scholes valuation assumptions; volatility 73.93%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 7.0 years. The warrants fair value is required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded in the condensed consolidated statement of operations as income or expense. At September 30, 2007, the warrants derivative fair value for the 841,000 warrants outstanding was $717,000 using the following assumptions; volatility of 73.27%, risk free interest rate of 4.4%, dividend rate of 0.0% and expected life of 6.75 years. Approximately $241,000 and $537,000 of income, net of the expense related to the exchange of the warrants, is included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007, respectively, as a result of the changes in the fair value and replacement of the warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations and sales in various regions of the world. See Item 1, Business-Financial Information About Geographic Areas in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors. We have incurred $0.3 million in net foreign currency gains during the nine months ended September 30, 2007.
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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our expectations regarding the timing of finalizing the purchase price for the McMurdo transaction;

•	our expectation that we will pay $2.2 million in additional purchase price consideration for the McMurdo transaction in the fourth quarter of 2007 as McMurdo’s revenue is expected to exceed the threshold and that the $2.2 million will be recorded as additional goodwill or other intangible assets;

•	our belief that McMurdo will provide us with more predictable revenue in our search and rescue beacon business going forward;

•	our expectations regarding that our legal expenses will decrease going forward;

•	our expectations regarding the amount and timing of revenue to be earned from our contract with the U.S. Air Force regarding the development of a new search and rescue beacon;

•	our expectation regarding the weighted average period over which the total unrecognized compensation cost related to nonvested share-based compensation will be recognized;

•	our expectations regarding the effect of the adoption of certain Accounting Standards;

•	our intent to classify any future expense for income tax-related interest and penalties as a component of income taxes; and

•	our expectations regarding the principal uses and sources of liquidity and our ability to generate sufficient cash from operations and from financing activities to fund our business over the next 12 months.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the risk factors set forth in our annual and quarterly reports and the following:
•	our ability to successfully implement our business strategy;

•	our ability to successfully integrate the assets acquired in the McMurdo acquisition and realize the anticipated savings;

•	our ability to generate cash from operations and financing activities in amounts sufficient to fund our operations over the next twelve months;

•	our ability to consummate the Merger with Applied Digital and fund the costs associated with the Merger;

•	our ability to comply with the obligations in the Revolving Facility, the intercompany term loan and our registration rights agreements;

•	the impact of Applied Digital’s voting control over us;

•	conflicts of interest among Applied Digital, VeriChip and us;

•	our reliance on a single source supplier for our implantable microchip;

•	our ability to fund our operations;

•	our ability to compete as our competitors improve the performance of and support for their new products, and as they introduce new products, technologies or services;

•	our reliance on government contractors;

•	the negative impact of the expiration of patents in 2008 and 2009 relating to the implantable microchip technology;

•	our ability to successfully defend against infringements of our patents;

•	our ability to comply with current and future regulations relating to our businesses;

•	the impact of technological obsolescence;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the impact of new accounting pronouncements; and

•	our ability to maintain proper and effective internal accounting and financial controls.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Interim Chief Executive Officer and Acting Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rules 13a — 15(e) and 15d — 15(e), as of September 30, 2007. Based on its review and evaluation, our management, Interim CEO and Acting CFO, have concluded that our disclosure controls and procedures are effective as of September 30, 2007.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 14 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.
ITEM 1.A RISK FACTORS
Our stock price and business may be adversely affected if the Merger is not completed.
If the Merger is not completed, the market price of our common stock may decline. If the Merger is not completed, we will still be required to pay significant costs incurred in connection with the Merger, including legal, accounting, and financial advisory fees. Additionally, if the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As part of the consideration for the intercompany term loan, the terms of which are more fully described in Note 6 to our condensed consolidated financial statements, we issued Applied Digital 856,886 shares of our common stock and agreed to pay Applied Digital a structuring fee of $100,000, which we paid by issuing to Applied Digital 64,516 shares of our common stock. Thus, the total number of shares of our common stock received in connection with the intercompany term loan was 921,402. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.32	Security Agreement, dated August 31, 2007, by and among Digital Angel Corporation, certain of its Eligible Subsidiaries and Kallina Corporation.

10.33	Secured Revolving Note, dated August 31, 2007, among Digital Angel Corporation and certain of its Eligible Subsidiaries in favor of Kallina Corporation.

10.34	Subsidiary Guaranty, dated August 31, 2007, by Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International in favor of Kallina Corporation.

10.35	Common Stock Purchase Warrant, dated August 31, 2007, issued by Digital Angel Corporation to Kallina Corporation.

10.36	Stock Pledge Agreement, dated August 31, 2007, among Digital Angel Corporation, Digital Angel Technology Corporation and Kallina Corporation.

10.37	Intellectual Property Security Agreement, dated August 31, 2007, by each of Digital Angel Corporation, Digital Angel Technology Corporation and Fearing Manufacturing Co., Inc. in favor of Kallina Corporation.

10.38	Registration Rights Agreement, dated August 31, 2007, by and between Digital Angel Corporation and Kallina Corporation.

10.39	Secured Term Note, dated August 31, 2007, by Digital Angel Corporation and certain of its Eligible Subsidiaries in favor of Applied Digital Solutions, Inc.

10.40	Security Agreement, dated August 31, 2007, by Digital Angel Corporation and certain of its Eligible Subsidiaries in favor of Applied Digital Solutions, Inc.

31.1	Certification of the Interim Chief Executive Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: November 13, 2007	By:	/s/ Barry M. Edelstein
		Name:	Barry M. Edelstein
		Title:	Interim President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Vice President, Treasurer and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.32	Security Agreement, dated August 31, 2007, by and among Digital Angel Corporation, certain of its Eligible Subsidiaries and Kallina Corporation.

10.33	Secured Revolving Note, dated August 31, 2007, among Digital Angel Corporation and certain of its Eligible Subsidiaries in favor of Kallina Corporation.

10.34	Subsidiary Guaranty, dated August 31, 2007, by Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International in favor of Kallina Corporation.

10.35	Common Stock Purchase Warrant, dated August 31, 2007, issued by Digital Angel Corporation to Kallina Corporation.

10.36	Stock Pledge Agreement, dated August 31, 2007, among Digital Angel Corporation, Digital Angel Technology Corporation and Kallina Corporation.

10.37	Intellectual Property Security Agreement, dated August 31, 2007, by each of Digital Angel Corporation, Digital Angel Technology Corporation and Fearing Manufacturing Co., Inc. in favor of Kallina Corporation.

10.38	Registration Rights Agreement, dated August 31, 2007, by and between Digital Angel Corporation and Kallina Corporation.

10.39	Secured Term Note, dated August 31, 2007, by Digital Angel Corporation and certain of its Eligible Subsidiaries in favor of Applied Digital Solutions, Inc.

10.40	Security Agreement, dated August 31, 2007, by Digital Angel Corporation and certain of its Eligible Subsidiaries in favor of Applied Digital Solutions, Inc.

31.1	Certification of the Interim Chief Executive Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer of Digital Angel Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.